Form 10-Q
period 2015-06-30
Aqua Metals, Inc.
filed 2015-09-14
CIK 1621832

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 001-37515

Aqua Metals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1169572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

1010 Atlantic Avenue

Alameda, California 94501

(Address of principal executive offices, including zip code)

(510) 479-7635

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of September 14, 2015, there were 14,117,442 outstanding shares of the common stock of Aqua Metals, Inc.

1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2014	June 30, 2015
		Unaudited
ASSETS
Current assets
Cash and cash equivalents	$4,536,601	$1,630,847
Inventory – raw materials	—	137,500
Prepaid expenses and other current assets	11,906	166,221
Total current assets	4,548,507	1,934,568

Non-current assets
Property and equipment, net	245,641	1,427,848
Intellectual property, net	1,028,554	980,960
Total non-current assets	1,274,195	2,408,808

Total assets	$5,822,702	$4,343,376

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$40,306	$176,861
Accrued expenses	12,292	62,492
Accrued interest	65,589	244,110
Convertible notes, net	5,090,589	5,545,295
Total current liabilities	5,208,776	6,028,758

Derivative liabilities	1,384,782	6,884,100
Total liabilities	6,593,558	12,912,858

Commitments and contingencies	—	—

Stockholders’ equity (deficit)
Common stock; $0.001 par; 50,000,000 shares authorized; 4,363,641 shares issued and outstanding	4,364	4,364
Additional paid-in capital	1,598,531	1,680,133
Accumulated deficit	(2,373,751)	(10,253,979)
Total stockholders’ deficit	(770,856)	(8,569,482)

Total liabilities and stockholders’ deficit	$5,822,702	$4,343,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2015	Period from Inception (June 20, 2014) to June 30, 2014	Six Months Ended June 30, 2015
Operating expenses	Unaudited	Unaudited	Unaudited
Operations and development costs	$421,602	$17,802	$635,193
Business development and management costs	640,305	22,035	1,111,927
Total operating expenses	1,061,907	39,837	1,747,120

Loss from operations	(1,061,907)	(39,837)	(1,747,120)

Other expenses (income)
Interest expense	317,505	—	634,039
Increase in fair value of derivative liabilities	1,603,239	—	5,499,318
Interest income	(1,011)	—	(2,456)
Other income	(63)	—	(194)

Total other expenses, net	1,919,670	—	6,130,707

Loss before income tax expense	(2,981,577)	(39,837)	(7,877,827)

Income tax expense	—	—	2,400

Net loss	$(2,981,577)	$(39,837)	$(7,880,227)

Weighted average shares outstanding, basic and diluted	4,363,641	4,363,641	4,363,641

Basic and diluted net loss per common share	$(0.68)	$(0.01)	$(1.81)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Period from Inception (June 20, 2014) to June 30, 2014	Six Months Ended June 30, 2015
Cash flows from operating activities	Unaudited	Unaudited
Net loss	$(39,837)	$(7,880,227)
Reconciliation of net loss to net cash used in operating activities
Depreciation	—	22,704
Amortization of intellectual property	—	53,634
Fair value of common stock issued as reimbursement for expenses paid by founders	39,837	—
Stock based compensation	—	81,601
Change in fair value of derivative liabilities	—	5,499,318
Amortization of debt discount	—	454,705
Changes in operating assets and liabilities
Inventory	—	(137,500)
Prepaid expenses and other assets	—	(154,314)
Accounts payable	—	136,555
Accrued expenses	—	228,721
Net cash used in operating activities	—	(1,694,803)

Cash flows from investing activities
Capital expenditures for fixed assets	—	(1,204,911)
Capital expenditures for intellectual property	—	(6,040)
Net cash used in investing activities	—	(1,210,951)

Net decrease in cash and cash equivalents	—	(2,905,754)
Cash and cash equivalents at beginning of period	—	4,536,601

Cash and cash equivalents at end of period	$—	$1,630,847

Suplemental disclosure of cash flow information:
Cash paid for interest	$—	$813
Cash paid for taxes	$—	$2,400

Non-cash financing activities
Fair value of common stock issued to founders of expenses prior to inception	$39,837	$—
Total non-cash financing activities	$39,837	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.       Summary of Significant Accounting Policies

Organization

Aqua Metals, Inc. (“Aqua Metals” or the “Company”) was incorporated in Delaware on June 20, 2014 and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. and Aqua Metals Operations, Inc. (“Subsidiaries”), both incorporated in Delaware. The Subsidiaries have had limited transactions to date and are included in the consolidated financial statements dated June 30, 2015 (unaudited). The Company has developed an innovative process for recycling lead acid batteries. The Company intends to manufacture the equipment it has developed, and will also operate lead acid battery recycling facilities. On July 30, 2015, the Company listed its common shares on the NASDAQ stock market. See Note 9 for more detail on the initial public offering (“IPO”).

Use of estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount and valuation of long-lived assets, the valuation of conversion features of convertible debt, and the determination of the fair value of stock warrants issued. Actual results could differ from those estimates.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the statement of financial position as of June 30, 2015, the statements of operations for the three and six months ended June 30, 2015 and since inception June 20, 2014 to June 30, 2014, and the statements of cash flows for the six months ended June 30, 2015 and inception June 20, 2014 to June 30, 2014 as applicable have been made. The condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2014, which are included on amended Form S-1 filed with the Securities and Exchange Commission on July 29, 2015.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.       Summary of Significant Accounting Policies (continued)

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ended December 31, 2015.

Cash and cash equivalents

The Company considers all highly liquid instruments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. The Company maintains its cash balances in large financial institutions. Periodically, such balances may be in excess of federally insured limits.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation on property and equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease.

Intangible and other long-lived assets

The intangible asset consists of a patent application contributed to the Company by five founding stockholders. The useful life of the asset has been determined to be ten years and the asset is being amortized. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. The Company performed a qualitative assessment of the intangible assets as of June 30, 2015 and determined it was more likely than not that the fair exceeded the carry value, and therefore, no impairment was recorded. The Company determined that the estimated life of the intellectual property properly reflected the current remaining economic life of the asset.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.       Summary of Significant Accounting Policies (continued)

Research and development

Research and development expenditures are expensed as incurred.

Income taxes

The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the changes in deferred tax assets and liabilities. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

The Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Convertible instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with ASC 815 “Derivative and Hedging Activities,” (“ASC 815”) and ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”), which require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative’s instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments which have been determined to be free standing derivative financial instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market each reporting date based on current fair value, with the changes in fair value reported in condensed consolidated statement of operations.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.       Summary of Significant Accounting Policies (continued)

Fair value measurements

The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants.

Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier far value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 2. Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3. Significant unobservable inputs that cannot be corroborated by market data.

The asset or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the liabilities that are measured at fair value on a recurring basis at December 31, 2014, consisting of certain Financing Warrants and the conversion feature of the Company’s Convertible Notes, both of which are more fully described in Note 4:

	Total	Level 1	Level 2	Level 3
Derivative liabilities

Conversion feature	$1,108,955	$—	$—	$1,108,955
Financing Warrants	275,827	—	—	275,827
Total	$1,384,782	$—	$—	$1,384,782

The following table provides a summary of the liabilities that are measured at fair value on a recurring basis at June 30, 2015:

	Total	Level 1	Level 2	Level 3
Derivative liabilities

Conversion feature	$6,187,436	$—	$—	$6,187,436
Financing Warrants	696,664	—	—	696,664
Total	$6,884,100	$—	$—	$6,884,100

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.       Summary of Significant Accounting Policies (continued)

Fair value measurements (continued)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

Balance at inception (June 20, 2014)	$—
Aggregate fair value of Financing Warrants upon issuance	212,155
Change in fair value of conversion feature and Financing Warrants	1,172,627

Balance at December 31, 2014	$1,384,782

Change in fair value of conversion feature and Financing Warrants	5,499,318

Balance at June 30, 2015	$6,884,100

The conversion feature of the Convertible Notes was measured at fair value using a Monte Carlo simulation and is classified within Level 3 of the valuation hierarchy. The warrant liability for the Financing Warrants was measured at fair value using a Black-Scholes-Merton valuation model and is classified within Level 3 of the valuation hierarchy.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer determined its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer with support from the Company’s consultants and which are approved by the Chief Financial Officer.

Level 3 financial liabilities consist of the derivative liabilities for which there was no market for these securities as of June 30, 2015 such that the determination of fair value required significant judgment or estimation. Changes in fair value measurements categorized with Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses a Monte Carlo model to value certain Level 3 financial liabilities at inception and on subsequent valuation dates. The simulation incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates and volatility. The Company also used a Black-Scholes-Merton economic model to measure the Financing Warrants and certain Consulting Warrants (which are more fully described in Note 4) at issuance. The Financing Warrants are re-valued using a Black-Scholes-Merton economic model for each reporting date.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the value of the derivative liabilities are recorded within other expense (income) in the Company’s statement of operations.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.       Summary of Significant Accounting Policies (continued)

Fair value measurements (continued)

In accordance with the provisions of ASC 815, the Company presents the conversion feature and Financing Warrant liability at fair value on its balance sheet, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations.

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or a settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock as defined in ASC 815-40 “Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

Net loss per share

The Company reports net loss per share in accordance with the standard codification of ASC “Earnings per Share” (“ASC 260”). Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net loss available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share exclude the impact of convertible notes and warrants to purchase common stock, as the effect would be anti-dilutive. During a loss period, the assumed exercise of in-the-money stock warrants and other potentially diluted instruments has an anti-dilutive effect and, therefore, these instruments are excluded from the computation of dilutive earnings per share.

Potentially dilutive securities in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.         Summary of Significant Accounting Policies (continued)

            Net loss per share (continued)

	For the Three and	For the Period June 20,
	Six Months Ended	2014 (Inception) Through
	June 30, 30, 2015	June 30, 2014
Convertible Notes – principal	2,400,000	—
Convertible Notes – interest	97,644	—
Consulting Warrants to purchase common stock	436,364	—
Financing Warrants to purchase common stock	220,268	—
Options to purchase common stock	609,999	—
Total potential dilutive securities	3,764,275	—

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are specified incremental costs other than those paid to the lender that are directly attributable to issuing a debt (i.e., third party costs). Prior to the adoption of this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This new standard does not affect the recognition and measurement of debt issuance costs. ASU 2015-03 will be effective for us in the first quarter of fiscal 2016 with early adoption permitted. We do not expect the adoption of this accounting standard to have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB issued 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded the most current revenue recognition guidance. In July 2015 the FASB delayed the effective date of this standard by one year. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for us as of the first quarter of our fiscal year ending December 31, 2018. We are currently evaluating the impact that the implementation of this standard will have on our condensed consolidated financial statements.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2015 that are of significance or potential significance to us.

2.         Property and Equipment, net

Property and equipment, net, consisted of the following for the dates indicated:

	Useful Life	June 30,	December 31,
Asset Class	(Years)	2015	2014
Land	—	$1,047,503	—
Demonstration equipment	5	286,887	$196,671
Shop equipment	5	19,939	18,750
Lab equipment	5	17,996	—
Computer equipment	3	32,330	11,089
Leasehold improvements	5	38,213	15,848
Office equipment	5	4,581	4,581
Building under construction	—	4,400	—
		1,451,849	246,939

Less: accumulated depreciation		(24,001)	(1,298)

		$1,427,848	$245,641

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.         Property and Equipment, net (continued)

Depreciation expense was $0, $18,228 and $22,704 for the period from inception (June 20, 2014) through June 30, 2014, and for the three and six months ended June 30, 2015, respectively.

3.         Intellectual Property

On July 3, 2014, five of the founding stockholders contributed the rights to certain intellectual property to the Company in exchange for the issuance of 4,101,822 shares with a fair value of $1,059,000. This contribution was recorded as an intangible asset with an offset to additional paid in capital for $637,158 and deferred taxes for $421,842.

Intellectual property, net, is comprised of the following as of the dates indicated:

	December 31, 2014	June 30, 2015
Intellectual property	$1,072,679	$1,078,719
Accumulated amortization	(44,125)	(97,759)
Intellectual property, net	$1,028,554	$980,960

Amortization expense was $0, $26,817 and $53,634 for the period from inception (June 20, 2014) through June 30, 2014 and for the three and six months ended June 30, 2015, respectively.

4.         Private Placement

Convertible notes

On October 31, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of $6,000,000 principal amount of senior secured convertible notes (the “Convertible Notes”). In connection with the sale of the Convertible Notes (the “Bridge Financing”), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and a security agreement (the “Security Agreement”) with the Investors. The Bridge Financing was completed October 31, 2014. The Convertible Notes bear interest at 6% per annum and mature on December 31, 2015.

The principal and interest of the Convertible Notes are convertible into the Company’s common stock at a conversion price between $1.67 and $2.50 per share depending on the facts and circumstances at the time of the conversion.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.         Private Placement (continued)

Convertible notes (continued)

The aggregate amount of accrued interest on the Convertible Notes was $65,589 and $244,110 as of December 31, 2014 and June 30, 2015, respectively.

Pursuant to the terms of the Convertible Notes, the conversion price was subject to adjustments in the event of an IPO, other financing and upon certain other events. The embedded conversion feature was not clearly and closely related to the host instrument and was bifurcated from the host Convertible Notes as a derivative, principally because the instrument’s variable exercise price terms would not qualify as being indexed to the Company’s own common stock. Accordingly, this conversion feature instrument was classified as a derivative liability in the accompanying condensed consolidated balance sheets as of December 31, 2014 and June 30, 2015. Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

The Company determined that the initial fair value of the embedded conversion option was $212,155. From the aggregate principal amount of the Convertible Notes of $6,000,000, the Company deducted in full the fair value of the embedded conversion feature, and offering costs of $848,824 as a debt discount. Prior to the conversion upon the IPO, the debt discount was being amortized under the effective interest method over the term of the Convertible Notes. The balance of Convertible Notes as of June 30, 2015 and December 31, 2014 is as follows:

	December 31,	June 30,
	2014	2015
Face value of the Convertible Notes	$6,000,000	$6,000,000
Debt discount, net of amortization	(909,411)	(454,705)

Convertible Notes, net	$5,090,589	$5,545,295

The significant unobservable inputs used in the fair value measurement of the reporting entity’s embedded conversion feature are expected stock prices, levels of trading and liquidity of the Company’s stock. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

On September 8, 2014, the Company entered into an agreement (the “Placement Agent Agreement”) with National Securities Corporation (“NSC”) pursuant to which the Company appointed NSC to act as the Company’s placement agent in connection with the sale of the Company’s securities (“Offering or Offerings”). Specifically, NSC was the placement agent in connection with the sale of its Convertible Notes. The Placement Agent Agreement had an initial term of 180 days, after which it will continue in effect until it’s terminated by either party with 60 days written notice to the other party.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.        Private Placement (continued)

Convertible notes (continued)

In connection with the sale of the Convertible Notes, the Company paid NSC a cash fee of $553,490 and issued on October 31, 2014 to NSC warrants (“Financing Warrants”) to purchase shares of the Company’s common stock. NSC subsequently transferred a portion of the Financing Warrants to associated persons. The Financing Warrants were fully vested upon issuance, have a term of five years, and are immediately exercisable, provided that upon the Company’s consummation of an IPO, the Financing Warrants may not be exercised until 90 days after the consummation of the IPO. Pursuant to the terms of the Financing Warrants, the per share exercise price is determined based upon 120% of the conversion price of the Convertible Notes upon the consummation of the IPO, or upon other events under which the Convertible Notes may convert. As of December 31, 2014 and June 30, 2015, the Financing Warrants were exercisable into 220,268 shares of the Company’s common stock assuming an exercise price of $3.00 per share (calculated as 120% of the Convertible Notes conversion price of $2.50 per share).

The Company determined, based upon authoritative guidance that the Financing Warrants are derivative instruments. Derivative liabilities are initially recorded at fair value and are then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

The warrant holders have certain registration rights with respect to the common stock issued upon exercise of the Financing Warrants.

Consulting agreement

On September 8, 2014, the Company entered into a consulting agreement with Liquid Patent Consulting, LLC (“LPC”), pursuant to which LPC agreed to provide management, strategic and intellectual property advisory services. The Consulting Agreement had an initial term of 180 days, after which it will continue in effect until it is terminated by either party with 30 days written notice to the other party.

As consideration for services provided under the Consulting Agreement the Company issued warrants (“Consulting Warrants”) to LPC for the purchase of an aggregate of 436,364 shares of the Company’s common stock. LPC subsequently transferred a portion of the Consulting Warrants to a third party.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.         Private Placement (continued)

Consulting agreement (continued)

The Consulting Warrants vested upon issue, have a term of three years, an exercise price of $0.0033475 per share and are immediately exercisable, provided that upon the Company’s consummation of an IPO, the Consulting Warrants may not be exercised until 90 days after the consummation of the IPO. The Consulting Warrants may be exercised on a cashless basis.

The warrant holders have certain registration rights with respect to the common stock issued upon exercise of the Consulting Warrants.

The initial fair value of the Financing Warrants was accounted for as a derivative issuance cost and along with the other private placement costs is amortized over the life of the Convertible Notes. The initial fair value of the Consulting Warrants was expensed immediately as a consulting fee and recorded within business development and management costs in the consolidated statement of operations for the period ended December 31, 2014. During the period since inception (June 20, 2014) to June 30, 2014 and the three and six months ended in June 30, 2015, the Company recorded an increase of $0, $235,517 and $420,837, respectively, in the fair value of the Financing Warrant as a change in the fair value of derivative liabilities within the statements of operations.

5.         Convertible Note Issuance Costs

The costs associated with the issuance of the Convertible Notes were recorded as a reduction to the carrying amount of the Convertible Notes and are being amortized as interest expense within the statement of operations over the 14-month life of the notes:

Issuance costs are as follows:

	December 31,	June 30,
	2014	2015
Placement fee	$553,490	$553,490
Fair value of Financing warrants at time of issue	212,155	212,155
Attorney fees	79,679	79,679
Escrow fees	3,500	3,500
Beneficial conversion feature	212,155	212,155
Accumulated amortization	(151,568)	(606,274)
Net issuance costs	$909,411	$454,705

Convertible Notes	$6,000,000	$6,000,000
Convertible Notes discount net of amortization	(909,411)	(454,705)
Convertible Notes, net of discount	$5,090,589	$5,545,295

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.         Stockholder’s Equity

Common stock issued

On September 24, 2014 the Company effected a forward stock split whereby each share of issued common stock was converted into 4,800 shares of common stock of the Company. On June 24, 2015, the Company effected a reverse stock split whereby each share of issued common stock was converted into 0.91 shares of common stock of the Company. All share and per share amounts in periods preceding the stock split have been adjusted to reflect both splits retroactively.

On June 9, 2015, the Company filed a registration statement on form S-1 with the Securities and Exchange Commission. The registration was for the sale of common stock to raise proceeds of $30,000,000. See Note 9 for more details on the IPO.

Stock based compensation

As of June 30, 2015, the Company had 753,638 shares available for future grants under our 2014 Stock Incentive Plan (the “2014 Plan”).

Options to purchase stock granted under the 2014 Plan may not exceed a ten year term. Options granted vest over a three year period. One third the first year, one third the second year and the remaining third vest on a monthly basis in the third year.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.         Stockholder Equity (continued)

Stock based compensation (continued)

The stock-based compensation and expense recorded was allocated as follows:

	Period from
	Inception (June	Three Months	Six Months
	20, 2014) to June	Ended June 30,	Ended June 30
	30, 2014	2015	2015
Operations and development costs	—	$32,131.	$32,131.
Business development and management costs	—	49,470	49,470
Total	—	$81,601	$81,601

The following assumptions were used in the Black-Scholes option-pricing model to estimate the fair value of the awards granted during the six month period ended June 30, 2015:

Six Months Ended
June 30, 2015
Expected stock volatility	80.0%
Risk free interest rate	1.32% - 1.75%
Expected years until exercise	3.5
Dividend yield	0.00%

The following table summarizes the stock option activity for the six months ended June 30, 2015.

		Weighted-Average	Weighted-Average
	Number of Shares	Exercise Price Per Share	Remaining
Term
Outstanding as of December 31, 2014	—	—	—
Granted	700,908	$3.58	4.7 years
Exercised	—	—	—
Forfeited	(90,909)	$3.56	—
Outstanding as of June 30, 2015	609,999	$3.59	4.7 years
Vested and exercisable as of June 30, 2015	—	—	—

7.         Related Party Transactions

The Company contracted with Preferred Flow for consulting on electrochemical process optimization. Preferred Flow is wholly owned by Richard Clarke, the brother of Stephen Clarke, the Company’s Chairman and CEO. Since inception (June 20, 2014) to June 30, 2014 and the three and six months ended June 30, 2015 consulting expenses of $0, $35,985 and $54,494, respectively, were recorded on the condensed consolidated statements of operations.

8.         Income Taxes

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards prior to utilization.

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2014, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company’s tax year for calendar year 2014 is open to examination by the U.S. federal and California state tax authorities.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.         Subsequent Events

On July 31, 2015, the Company conducted an initial public offering of its common shares and listed its common shares on the NASDAQ market. The initial public offering was for 6,600,000 shares at $5.00 per share. Net proceeds after commissions, underwriter expenses and offering expenses was $29,935,500.

On August 5, 2015, the Convertible Notes were automatically converted into common shares of the Company according to their terms. The Convertible Notes, $6,000,000 principal and $279,678 accrued interest, were converted at $2.50 per share into 2,511,871 common shares. The terms of the Financing Warrants were adjusted to provide for the issuance to NSC of 251,187 common shares of the Company at an exercise price of $3.00 per share. The derivative liability balance as of August 5, 2015 of $7,127,470 was reclassified to additional paid in capital upon the conversion of the Convertible Notes.

On August 5, 2015, the United States Department of Agriculture Rural Development, or USDA, issued a conditional commitment to provide a guarantee of up to 90% of the principal amount of a commercial loan that we might acquire from a third party commercial lender. We have no agreements or understandings at this time with any third party commercial lenders about any such commercial loan to us. We will have to obtain a commitment from a third party commercial lender for such commercial loan and negotiate the terms within the constraints of the offered USDA guarantee. If we obtain the loan, we intend to apply the proceeds towards the expansion of our Reno facility, as described further below.

On August 13, 2015, the Company sold an additional 641,930 common shares through an underwriter an over-allotment option to the IPO for net proceeds of $2,964,112.

On August 21, 2015, the Company started construction of its lead acid battery recycling plant in McCarren, NV on 11.73 acres of land purchased in May 2015.

On August 24, 2015, the Company signed a lease for a combination office and manufacturing space in Alameda, CA. The lease is for 21,697 square feet with a 76 month term and $39,911 average monthly rent.

The Company has evaluated subsequent events through September 11, 2015 the date which the condensed consolidated financial statements were available to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our definitive prospectus filed with the SEC on July 31, 2015 and our subsequently filed periodic reports, which discuss our business in greater detail.

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the section “Risk Factors” set forth in our definitive prospectus filed with the SEC on July 31, 2015. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

We were formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling lead through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Since our formation, we have focused our efforts on the further development of our AquaRefining process, establishment of strategic relationships and the pursuit of additional working capital. We have not commenced revenue-producing operations and, under our current plan of business, do not expect to do so until the second quarter of 2016.

AquaRefining uses a novel electro-chemical process to produce pure lead (greater than 99.99% purity) recovered from used lead acid batteries. We believe that AquaRefining offers a reduction in production cost over smelting, which is the existing method of producing lead. We also believe that AquaRefining significantly reduces the environmental emissions, health concerns and the permitting, logistics and transport challenges associated with lead smelting. We believe that the combined advantages offered by the AquaRefining process represent a potential step change in lead recycling technology, one which can deliver advantages in economics, footprint and logistics while greatly reducing the environmental impact of lead recycling.

Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. The chemical properties of lead allow it to be recycled and reused indefinitely. At the same time, most lead mines have become exhausted. Consequently and coupled with rising global demand for lead, recycled lead now makes up approximately 57% of all lead produced worldwide. In many countries, including the US, this percentage is even higher. The main source of recycled lead is lead acid batteries, or LABs, the production of which also represents the majority of the demand for lead.

To date, all lead, both mined and recycled, has been produced through lead smelting, which is an inefficient, wasteful, energy intensive and often highly polluting process. As a consequence of its environmental and health issues, smelting has become increasingly regulated in developed countries. Consequently, the lead smelting industry is migrating to more isolated areas and countries with less stringent regulations. The resulting transportation of used LABs from where they originate in the US to smelters in Mexico and other countries with limited environmental controls represents an increasingly significant cost to recycled lead and new LAB production.

We believe that AquaRefining significantly reduces the permitting, environmental and health issues associated with lead smelting. On this basis, we believe we have the potential to locate multiple smaller facilities closer to the source of used LABs. If this “distributed recycling” approach proves to be possible, we believe it will further enhance the economics of AquaRefining over smelting by reducing transport costs and supply chain bottlenecks. We have entered into formal discussions with three separate suppliers of used LABs. Each of these suppliers has the ability to supply enough used LABs to operate our initial recycling facility at 80 metric tons of produced lead per day and has expressed a desire to do so. Based on these formal discussions and our understanding of the market for used LABs, we believe that used LABs should be readily available to us from a number of sources at competitive prices.

Our primary goal is to monetize the potential multiple advantages that AquaRefining provide over lead smelting. In North America and Europe, we intend to build and operate recycling facilities close to major centers of LAB distribution. We also plan to form partnerships in which we will provide AquaRefining modules to augment or replace smelting operations. In each case, AquaRefining modules will be manufactured, assembled and tested in our own separate and purpose-built facility located in Alameda, California.

The modular nature of AquaRefining makes it possible to start lead production at a much smaller scale than is possible with smelters, thereby significantly reducing the investment risk associated with building a conventional smelter-based lead production facility. Our plan is to actively explore distributed recycling in the US by establishing our own initial recycling operation near Reno, Nevada. This plan is based on our belief that Reno is a hub of the West Coast’s distribution infrastructure and yet very poorly served by LAB recycling. From our initial and scalable recycling facility near Reno, we intend to expand first throughout the US and then overseas. We will seek to own our own recycling facilities but will also evaluate joint ventures, licensing and direct sales.

Financing Activities

Convertible Note Placement. Prior to our initial public offering, we capitalized our operations with equity contributions and advances from our founders, our receipt of a $500,000 investment from Wirtz Manufacturing Co. Inc. and our receipt of $5.5 million of capital from our private placement sale of senior secured convertible promissory notes, which we refer to as our “convertible notes”, in October 2014. Pursuant to the terms of our investment agreement with Wirtz Manufacturing Co. Inc., Wirtz exchanged its investment in our company for a convertible note sold in the October 2014 private placement. As a result, we had issued and outstanding convertible notes in the aggregate principal amount of $6 million, with accrued and unpaid interest as of June 30, 2015 in the amount of $244,110. These convertible notes converted into shares of our common stock on the date of our IPO.

Initial Public Offering. On July 31, 2015, we conducted an initial public offering of 6.6 million shares of our common stock, at the public offering price of $5.00 per share. After the payment of underwriter discounts and offering expenses, and after giving effect to the underwriters’ exercise of its over allotment option on August 13, 2015 to purchase an additional 641,930 shares of our common stock at the offering price of $5.00 per share, we received net proceeds of approximately $32,899,612.

Pursuant to the terms of our convertible notes, all principal and interest under the convertible notes automatically converted into shares of common stock upon the completion of the initial public offering at the conversion price of $2.50 per share. As of the close of our initial public offering, all principal and interest, including $6 million of principal and $279,678 of accrued interest, under the convertible notes automatically converted into 2,511,871 shares of our common stock.

USDA Guarantee. On August 5, 2015, the United States Department of Agriculture Rural Development, or USDA, issued a conditional commitment to provide a guarantee of up to 90% of the principal amount of a commercial loan that we might acquire from a third party commercial lender. We have no agreements or understandings at this time with any third party commercial lenders about any such commercial loan to us. We will have to obtain a commitment from a third party commercial lender for such commercial loan and negotiate the terms within the constraints of the offered USDA guarantee. If we obtain the loan, we intend to apply the proceeds towards the expansion of our Reno facility, as described further below.

The USDA’s conditional commitment sets forth certain terms and conditions of a commercial loan, referred to herein as a qualifying loan. The qualifying loan will:

•	not exceed $10 million;

•	have an interest rate equal to the greater of (a) 6% per year or (b) prime plus 2%;

•	be secured by the real estate, plant and fixtures at our proposed Reno recycling facility and a certificate of deposit of $1,000,000;

•	have a term of 21 years;

•	require us to pay interest only over the first 12 months of the loan and, thereafter, principal and interest would be payable based on a 20-year amortization schedule.

If we receive a commercial loan under this USDA guarantee, we would pay ordinary bank fees and the guarantee fee of $270,000. The USDA’s loan guarantee commitment is also subject to certain other conditions, including the absence of any material adverse change in our business or financial condition between the time of the USDA’s issuance of the conditional commitment and the USDA’s issuance of the formal loan guarantee in connection with our closing of a qualifying loan.

There can be no assurance we will be able to acquire a qualifying loan. We do not expect to acquire any such loan unless the lender receives the loan guarantee from the USDA, of which there can be no assurance.

Plan of Operations

Our plan of operations for the 12-month period following the date of this report is to construct and commence commercial operations at our initial recycling facility near Reno, Nevada. In May 2015, we purchased 11.73 acres of undeveloped land nine miles outside of Reno for the purchase price of $1,006,370. We intend to build a 125,000 square foot lead acid battery, or LAB, recycling facility at our Reno property and have allocated a total of $22.5 million of the net proceeds of our initial public offering towards the development of the facility, including $13 million towards site construction and $9.5 million towards the manufacture and installation of our AquaRefining modules, other equipment and fixtures. We have commenced the design of the facility and completed the selection of a prime contractor to perform the work. On August 21, 2015, we broke ground on the construction of the Reno facility.

We expect to complete construction of our building and install our first AquaRefining modules in approximately the second quarter of 2016. In keeping with our modular approach, we intend to commence commercial LAB recycling operations shortly after the first AquaRefining module is delivered.

Our near-term goal will be to increase our production at the Reno facility to 80 metric tons of lead per day. To do so, we will need a total of 16 AquaRefining modules. We believe that our cash on hand will be sufficient to complete the construction of the Reno recycling facility and the installation of eight AquaRefining modules. If we are able to acquire additional funds early in the construction process, the incremental cost of building the 80 metric ton per day facility could be as little as approximately $6 million. We intend to seek the additional funds through various financing sources, including the sale of our equity and debt securities and other means of debt financing, with a preference for debt financing. As noted above, the USDA has issued a conditional commitment to provide a guarantee of up to 90% of the principal amount of a commercial loan of up to $10 million that we might acquire from a third party commercial lender. As of the date of this report, we have commenced discussions with a provider of debt financing, however, there can be no assurance that additional debt or equity financing will be available on commercially reasonable terms, if at all.

Results of Operations

We were formed on June 20, 2014 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and limited testing of our AquaRefining process and the development of our business plan.

For the three months ended June 30, 2015, we incurred $421,602 of operations and development costs, consisting primarily of $235,576 of salary and benefits, $110,044 of supplies and overhead and $75,982 for consulting fees. We also incurred $640,305 of business development and management costs, consisting primarily of $353,271 of salary and benefits, $170,383 of professional services, $45,674 of depreciation and amortization and $70,977 of insurance, travel and overhead. Other expenses for the three months ended June 30, 2015 included $317,505 of interest expense and $1,603,239 resulting from a change in fair value of derivative liabilities relating to our convertible note financing and the related financing warrants. We incurred a net loss of $2,981,577 for the three months ended June 30, 2015.

For the six months ended June 30, 2015, we incurred $635,193 of operations and development costs, consisting primarily of $357,795 of salary and benefits, $136,412 of supplies and overhead and $140,987 for consulting fees. We also incurred $1,111,927 of business development and management costs, consisting primarily of $660,192 of salary and benefits, $250,222 of professional services, $76,338 of depreciation and amortization and $125,176 of insurance, travel and overhead. Other expenses for the six months ended June 30, 2015 included $634,039 of interest expense and $5,499,318 resulting from a change in fair value of derivative liabilities relating to our convertible note financing and the related financing warrants. We incurred a net loss of $7,880,227 for the six months ended June 30, 2015.

Financial Condition

As of June 30, 2015, we had total assets of $4,343,376 and a working capital deficit of $4,094,190. After giving effect to our initial public offering, the conversion of all principal and interest under our convertible notes into shares of our common stock and the immediate expense of $454,705 in unamortized debt discount, all of which took place subsequent to June 30, 2015, we had pro forma total assets and working capital as of June 30, 2015 in the amount of $37,242,988 and $34,571,336, respectively.

We believe that our cash on hand as of the date of this report is sufficient to fund our current business plan over the next 12 months, including the development of our initial recycling facility near Reno, Nevada. However, we may require additional capital over the next 12 months, the receipt of which there can be no assurance. In addition, we will require additional capital in order to fund our proposed development of additional AquaRefining recycling facilities. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project financing of our recycling facilities. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On August 13, 2015, we completed our initial public offering, or IPO, of 7,241,930 shares of our common stock, including 641,930 shares of common stock from the partial exercise of the option to purchase additional shares granted to the underwriters, at a price to the public of $5.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act of 1933 (“Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-204826), which was declared effective by the SEC on July 30, 2015. The offering commenced on July 31, 2015 and the initial closing took place on August 5, 2015. The offering terminated in connection with the closing of the underwriters’ exercise of their over-allotment option on August 13, 2015.

National Securities Corporation and Northland Capital Markets acted as the underwriters for the offering. The aggregate offering price for shares sold in the offering was approximately $36,209,650. We raised approximately $32,899,612 in net proceeds from the offering, after deducting underwriter discounts and commissions of $2,770,038 and other offering expenses of approximately $540,000. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described in our definitive prospectus filed with the SEC on July 31, 2015, we have invested the net proceeds from the offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Unregistered Sales of Equity Securities

In the fourth quarter of 2014, we conducted the private placement sale of senior secured convertible promissory notes in the aggregate principal amount of $6 million. Pursuant to the terms of our convertible notes, all principal and interest under the convertible notes automatically converted into shares of our common stock upon the initial closing of our IPO at the conversion price of $2.50 per share. As of the initial close of our IPO on August 5, 2015, all principal and interest, including $6 million of principal and $279,678 of accrued interest, under the convertible notes automatically converted into 2,511,871 shares of our common stock. The common shares were issued pursuant to the exemption from registration at Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

Each of convertible note holders were accredited investors, as such term is defined in Rule 501 under the Securities Act. The note holders represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the note conversions. All note holders had adequate access, through their relationships with us, to information about our Company. The issuance of the common shares was made without any general solicitation or advertising.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

10.1	Lease Agreement dated August 7, 2015 between Registrant and BSREP Marina Village Owner LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 27, 2015

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	September 14, 2015	By:	/s/ Stephen R. Clarke
Stephen R. Clarke,
President and Chief Executive Officer

Date:	September 14, 2015	By:	/s/ Thomas Murphy
Thomas Murphy,
Chief Financial Officer

