Form 10-Q
period 2015-09-30
Aqua Metals, Inc.
filed 2015-11-10
CIK 1621832

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November __, 2015, there were 14,117,442 outstanding shares of the common stock of Aqua Metals, Inc.

1

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$29,280,704	$4,536,601
Inventory - raw materials	342,019	—
Prepaid expenses and other current assets	366,786	12,906
Total current assets	29,989,510	4,549,507

Non-current assets
Property and equipment, net	1,984,916	245,641
Intellectual property, net	954,772	1,028,554
Deposits	3,052,635	—
Other assets	593,347	—
Total non-current assets	6,585,669	1,274,195

Total assets	$36,575,179	$5,823,702

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$687,833	$40,306
Accrued expenses	69,270	12,292
Accrued interest	—	65,589
Convertible notes, net	—	5,090,589
Total current liabilities	757,103	5,208,776

Deferred rent	74,895	—
Derivative liabilities	—	1,384,782
Total liabilities	831,998	6,593,558

Commitments and contingencies	—	—

Stockholders’ equity (deficit)
Common stock; $0.001 par; 50,000,000 shares authorized; 14,117,442 and 4,363,641 shares issued and outstanding September 30, 2015 and December 31, 2014, respectively	14,117	4,364
Additional paid-in capital	48,067,369	1,599,531
Accumulated deficit	(12,338,306)	(2,373,751)
Total stockholders’ equity (deficit)	35,743,181	(769,856)

Total liabilities and stockholders’ equity (deficit)	$36,575,179	$5,823,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Period from Inception (June 20, 2014) to September 30, 2014
Operating expenses
Operations and development costs	$546,112	$37,426	$1,181,306	$55,228
Business development and management costs	776,916	192,138	1,888,844	214,173
Total operating expenses	1,323,028	229,564	3,070,149	269,401

Loss from operations	(1,323,028)	(229,564)	(3,070,149)	(269,401)

Other expense (income)
Increase in fair value of derivative liabilities	276,937	—	5,776,255	—
Interest expense	492,051	2,942	1,126,090	2,942
Interest income	(7,675)	—	(10,131)	—
Other income	(144)	(19)	(207)	(19)

Total other expenses, net	761,168	2,924	6,892,006	2,924

Loss before income tax expense	(2,084,196)	(232,488)	(9,962,155)	(272,325)

Income tax expense	—	—	2,400	—

Net loss	$(2,084,196)	$(232,488)	$(9,964,555)	$(272,325)

Weighted average shares outstanding, basic and diluted	10,759,187	4,363,641	6,495,490	4,363,641

Basic and diluted net loss per common share	$(0.19)	$(0.05)	$(1.53)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, June 20, 2014 (inception)	—	$—	$—	$—	$—

Common stock issued as reimbursement for expenses paid for by founders	261,819	262	39,575	—	39,837

Common stock issued for intellectual property contributed by founders	4,101,822	4,102	633,056	—	637,158

Issuance of financing warants	—	—	1,000	—	1,000

Issuance of consulting warrants	—	—	713,745	—	713,745

Debt discount - beneficial conversion feature on convertible notes	—	—	212,155	—	212,155

Net loss	—	—	—	(2,373,751)	(2,373,751)

Balances, December 31, 2014	4,363,641	$4,364	$1,599,531	$(2,373,751)	$(769,856)

Common stock issued upon initial public offering (“IPO”), net of offering costs	6,600,000	6,600	29,891,460	—	29,898,060

Common stock issued for over allotment of the IPO, net of offering costs	641,930	642	2,963,470	—	2,964,112

Conversion of convertible notes and accrued interest at the time of the IPO	2,511,871	2,511	6,277,167	—	6,279,678

Extinguishment of benficial conversion feature derivative liability	—	—	6,279,677	—	6,279,677

Reclassification of financing warrants (from derivative liability to APIC) upon completion of IPO	—	—	881,359	—	881,359

Stock based compensation - stock options	—	—	174,705	—	174,705

Net loss, nine months ended September 30, 2015	—	—	—	(9,964,555)	(9,964,555)

Balances, September 30, 2015	14,117,442	$14,117	$48,067,369	$(12,338,306)	$35,743,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2015	Period from Inception (June 20, 2014) to September 30, 2014
Cash flows from operating activities:
Net loss	$(9,964,555)	$(272,325)
Reconciliation of net loss to net cash used in operating activities
Depreciation	53,921	—
Amortization of intellectual property	80,608	17,650
Fair value of common stock issued as reimbursement for expenses paid by founders	—	39,837
Stock based compensation expense	174,705
Change in fair value of derivative liabilities	5,776,255	—
Amortization of debt discount	909,411	—
Non cash interest expense	214,089
Changes in operating assets and liabilities
Inventory	(342,019)	—
Prepaid expenses and other current assets	(353,880)	(25,823)
Accounts payable	647,528	37,877
Accrued expenses	56,978	2,877
Deferred liabilities	74,895	—
Net cash used in operating activities	(2,672,064)	(199,907)

Cash flows from investing activities:
Purchases of property and equipment	(1,793,196)	(40,924)
Deposits	(3,052,635)	—
Other assets	(593,347)	—
Application fees for intellectual property	(6,826)	—
Net cash used in investing activities	(5,446,004)	(40,924)

Cash flows from financing activities:
Issuance of common stock, net of offering costs	32,862,172	—
Increase in convertible note payable	—	500,000
Net cash provided by financing activities	32,862,172	500,000

Net increase in cash and cash equivalents	24,744,103	259,169
Cash and cash equivalents at beginning of period	4,536,601	—

Cash and cash equivalents at end of period	$29,280,704	$259,169

Suplemental disclosure of cash flow information:
Cash paid for interest	$2,590	$—
Cash paid for taxes	$2,400	$—

Non-cash financing activities
Fair value of common stock issued to founders as reimbursement for expenses paid prior to inception	$—	$39,837
Fair value of common stock issued upon conversion of convertible notes and accrued interest	6,279,678	—
Fair value of common stock issued upon extinguishment of beneficial conversion feature derivative liability.	6,279,677
Total non-cash financing activities	$12,559,355	$39,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.        Summary of Significant Accounting Policies

Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware on June 20, 2014 and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. and Aqua Metals Operations, Inc. (“Subsidiaries”), both incorporated in Delaware. The Subsidiaries have had limited transactions to date and are included in the consolidated financial statements dated September 30, 2015. The Company has developed an innovative process for recycling lead acid batteries. The Company intends to manufacture the equipment it has developed, and will also operate lead acid battery recycling facilities. On July 31, 2015, the Company listed its common shares on the NASDAQ stock market. See Note 9, Stockholder’s Equity, for more detail on the initial public offering.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the balance sheet as of September 30, 2015, the statements of operations for the three and nine months ended September 30, 2015 and for the three months ended September 30, 2014, and for the period from June 20, 2014 (inception) to September 30, 2014 and the statements of cash flows for the nine months ended September 30, 2015 and June 20, 2014 (inception) to September 30, 2014 as applicable have been made. The condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2014, which are included on Form S-1 filed with the Securities and Exchange Commission on July 30, 2015.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.        Summary of Significant Accounting Policies (continued)

The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ended December 31, 2015.

Cash and cash equivalents

The Company considers all highly liquid instruments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. The Company maintains its cash balances in large financial institutions. Periodically, such balances may be in excess of federally insured limits.

Inventory - raw materials

The Company values inventory using the First in First out method.

Property and equipment, net

Property and equipment are stated at cost net of accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease.

Intangible and other long-lived assets

The intangible asset consists of a patent application contributed to the Company by five founding stockholders. The useful life of the asset has been determined to be ten years and the asset is being amortized over the estimated ten year life. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. The Company performed a qualitative assessment of the intangible assets as of September 30, 2015 and determined it was more likely than not that the fair exceeded the carry value, and therefore, no impairment was recorded. The Company determined that the estimated life of the intellectual property properly reflected the current remaining economic life of the asset.

Research and development

Research and development expenditures are expensed as incurred.

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

Convertible instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with Accounting Standards Codification 815 “Derivative and Hedging Activities,” (“ASC 815”) and ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”), which require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative’s instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments which have been determined to be free standing derivative financial instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market each reporting date based on current fair value, with the changes in fair value reported in condensed consolidated statements of operations.

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

The asset or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the liabilities that are measured at fair value on a recurring basis at December 31, 2014, consisting of certain Financing Warrants and the conversion feature of the Company’s Convertible Notes, both of which are more fully described in Note 6:

	Total	Level 1	Level 2	Level 3
Derivative liabilities

Conversion feature	$1,108,955	$—	$—	$1,108,955
Financing Warrants	275,827	—	—	275,827

Total	$1,384,782	$—	$—	$1,384,782

On August 5, 2015 all outstanding Convertible Notes were converted into common shares of the Company. Also on August 5, 2015, the variable exercise price of the Financing Warrants was fixed. Accordingly, all derivative liabilities have been reclassified into equity. See Note 9 for details.

Stock-based compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic No. 718. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes-Merton method for stock options; the expense is recognized over the service period for awards to vest.

The estimation of stock-based awards that will ultimately vest requires judgement and to the extent actual results or updated estimates differ from the original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

Net loss per share

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

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015	For the Period June 20, 2014 (Inception Through September 30, 2014
Consulting Warrants to purchase common stock	436,364	436,364	—

Options to purchase common stock	596,253	376,040	—

Financing, IPO and O-A Warrants to purchase common stock	712,977	384,504	—

Total potential dilutive securities	1,745,594	1,196,908	—

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

In May, 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB issued 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded the most current revenue recognition guidance. In July 2015 the FASB delayed the effective date of this standard by one year. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which is effective for us as of the first quarter of our fiscal year ending December 31, 2018. We are currently evaluating the impact that the implementation of this standard will have on our condensed consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.        Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2015 that are of significance or potential significance to the Company.

2.        Prepaid expenses and other current assets

Prepaid expenses and other current assets as of September 30, 2015 totaled $366,786. The amount includes a receivable for $237,969 in tenant reimbursements, $63,450 for prepaid insurance, $39,055 for prepaid rent and $26,312 miscellaneous other prepaid expenses. Prepaid expenses and other current assets totaled $12,906 as of December 31, 2014, and consisted solely of miscellaneous items.

3.        Property and equipment, net

Property and equipment, net, consisted of the following for the dates indicated:

	Useful Life	September 30,	December 31,
Asset Class	(Years)	2015	2014

Land	—	$1,047,503	—
Demonstration equipment	5	297,345	$196,671
Shop equipment	5	18,750	18,750
Lab equipment	5	17,996	—
Computer equipment	3	62,801	11,089
Leasehold improvements	5	85,048	15,848
Office equipment	5	5,640	4,581

Building under construction	—	505,052	—
		2,040,135	246,939
Less: accumulated depreciation		(55,219)	(1,298)

		$1,984,916	$245,641

Depreciation expense was $0, $31,217 and $53,921 for the period from June 20, 2014 (inception) to September 30, 2014, and for the three and nine months ended September 30, 2015, respectively.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.          Intellectual Property

On July 3, 2014, five of the founding stockholders contributed the rights to certain intellectual property to the Company in exchange for the issuance of 4,101,822 shares with a fair value of $1,059,000. This contribution was recorded as an intangible asset with an offset to equity for $637,158 and deferred taxes for $421,842.

Intellectual property, net, is comprised of the following as of the dates indicated:

	September 30, 2015	December 31, 2014
Intellectual property	$1,079,505	$1,072,679
Accumulated amortization	(124,733)	(44,125)
Intellectual property, net	$954,772	$1,028,554

Amortization expense was $0, $26,975 and $80,608 for the three months ended September 30, 2014 and for the three and nine months ended September 30, 2015, respectively.

5.         Other Assets

On August 18, 2015, the Company secured a certificate of deposit for $550,000 as a leasehold security to complete the buildout for the new factory and office space in Alameda, CA. Additionally, the Company provided the landlord a lease deposit of $43,347.

6.         Private Placement

Convertible notes

On October 31, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company issued an aggregate of $6,000,000 principal amount of senior secured convertible notes (the “Convertible Notes”). In connection with the sale of the Convertible Notes (the “Bridge Financing”), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and a security agreement (the “Security Agreement”) with the Investors. The closing of the Bridge Financing was completed October 31, 2014. The Convertible Notes bore interest at 6% per annum.

The principal, $6,000,000 and interest, $279,678, of the Convertible Notes were converted into 2,511,871 shares of the Company’s common stock at a conversion price of $2.50 per share on August 5, 2015.

On September 8, 2014, the Company entered into an agreement (the “Placement Agent Agreement”) with National Securities Corporation (“NSC”) pursuant to which the Company appointed NSC to act as the Company’s placement agent in connection with the sale of the Company’s securities (“Offering or Offerings”). Specifically, NSC was the placement agent in connection with the sale of its Convertible Notes. The Placement Agent Agreement will continue in effect until it is terminated by either party with 60 days written notice to the other party.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.        Private Placement (continued)

Convertible notes (continued)

In connection with the sale of the Convertible Notes, the Company paid NSC a cash fee of $553,490 and issued on October 31, 2014 to NSC warrants (“Financing Warrants”) to purchase shares of the Company’s common stock. NSC subsequently transferred a portion of the Financing Warrants to associated persons. The Financing Warrants were fully vested upon issuance, have a term of five years, and are immediately exercisable, provided that upon the Company’s consummation of an IPO, the Financing Warrants may not be exercised until 90 days after the consummation of the IPO. Pursuant to the terms of the Financing Warrants, the per share exercise price is determined based upon 120% of the conversion price of the Convertible Notes upon the consummation of the IPO, or upon other events under which the Convertible Notes may convert. As of September 30, 2015, the Financing Warrants were exercisable into 251,187 shares of the Company’s common stock at an exercise price of $3.00 per share (calculated as 120% of the Convertible Notes conversion price of $2.50 per share).

The warrant holders have certain registration rights with respect to the common stock issued upon exercise of the Financing Warrants.

Consulting agreement

On September 8, 2014, the Company entered into a consulting agreement with Liquid Patent Consulting, LLC (“LPC”), pursuant to which LPC agreed to provide management, strategic and intellectual property advisory services. The Consulting Agreement had an initial term of 180 days after which it will continue in effect until it is terminated by either party with 30 days written notice to the other party.

As consideration for services provided under the Consulting Agreement the Company issued warrants (“Consulting Warrants”) to LPC for the purchase of an aggregate of 436,364 shares of the Company’s common stock. LPC subsequently transferred a portion of the Consulting Warrants to a third party.

The Consulting Warrants vested upon issue, have a term of three years, an exercise price of $0.0033475 per share and are immediately exercisable, but may not be exercised until 90 days after the IPO date. The Consulting Warrants may be exercised on a cashless basis.

The warrant holders have certain registration rights with respect to the common stock issued upon exercise of the Consulting Warrants.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.        Convertible Note Issuance Costs

The costs associated with the issuance of the Convertible Notes were recorded as a reduction to the carrying amount of the Convertible Notes and were being amortized to interest expense over the 14-month life of the notes. The Notes were converted into common shares of the Company on August 5, 2015 and the balance of the issuance costs was expensed at that time:

Issuance costs as of December 31, 2014 were as follows:

December 31,
2014
Placement fee	$553,490
Fair value of Financing Warrants at time of issuance	212,155
Attorney fees	79,679
Escrow fees	3,500
Beneficial conversion feature	212,155
Accumulated amortization	(151,568)
Net issuance costs	$909,411
Convertible Notes	$6,000,000
Convertible Notes discount net of amortization	(909,411)
Convertible Notes, net of discount	$5,090,589

8.        Deferred Rent

On August 7, 2015, the Company signed a lease for 21,697 square feet of mixed office and manufacturing space in Alameda, CA. The term of the lease is 76 months plus 5 months pre commencement date for tenant improvement construction. The total cost of the lease is $3,070,688 which is being amortized over 81 months. Deferred expense for the three months ending September 30, 2015 was $74,895.

The future minimum payments related to this lease are as follows as of September 30, 2015:

2015	$-
2016	312,437
2017	477,334
2018	492,088
2019	507,710
Thereafter	1,281,119
Total minimum lease payments	$3,070,688

9.       Stockholders Equity (Deficit)

Authorized capital

Pursuant to the Company’s original certificate of incorporation, on June 20, 2014, the Company authorized 5,000 shares of common stock with no par value.

On September 24, 2014, pursuant to an amendment of the Company’s certificate of incorporation, the Company increased to 50,000,000 the authorized number of shares of common stock, par value of $0.001 per share.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.       Stockholder Equity (continued)

Authorized capital (continued)

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive a ratable share of dividends, if any, as may be declared by the board of directors.

Common stock issued

On June 20, 2014, the Company issued 261,819 shares of common stock to seven founders of the Company. A total of $39,837 in expenses incurred prior to incorporation was deemed to be contributed by the founders of the Company.

On September 24, 2014 the Company had a forward stock split whereby each share of issued common stock was converted into 4,800 shares of common stock of the Company.

On June 24, 2015, the Company had a reverse stock split whereby each share of issued common stock was converted into 0.91 shares of common stock of the Company. All share and per share amounts in periods preceding the stock split have been adjusted to reflect the split retroactively.

On July 30, 2015, the Company filed a registration statement on form S-1 with the Securities and Exchange Commission. The registration was for the sale of 6,600,000 shares of common stock to raise proceeds of $33,000,000 at an issue price of $5.00 per share. On July 31, 2015, the common shares of the Company began trading on the NADAQ stock exchange. On July 31, 2015, the Company sold 6,600,000 shares of common stock for $33,000,000 less commissions of $2,524,500 and expenses of $577,440 for net proceeds of $29,898,060. The form S-1 included an over-allotment option of 990,000 shares. On August 13, 2015, the Company sold 641,930 shares of the over-allotment option for $3,209,650 less commissions of $245,538 for net proceeds of $2,964,112.

Warrants issued

In connection with the IPO, the Company issued on August 5, 2015 to NSC warrants (“IPO Warrants”) to purchase 660,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The IPO Warrants were fully vested upon issuance, are not exercisable until July 30, 2016 and have a term of five years.

In connection with the over-allotment sale of shares, the Company issued on August 13, 2015 to NSC warrants (“O-A Warrants”) to purchase 64,193 shares of the Company’s common stock at an exercise price of $6.00 per share. The O-A Warrants were fully vested upon issuance, are not exercisable until July 30, 2016 and have a term of five years.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.        Stockholder Equity (continued)

Warrants issued (continued)

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of the warrants.

Expected stock volatility	80%
Risk free interest rate	1.57% - 1.64%
Expected years until exercise	5.0
Dividend yield	0.00%

The fair value was $2,013,870 and $214,243 for the IPO Warrants and O-A Warrants, respectively. The fair value was recorded as increase to IPO cost and increase in additional paid in-capital.

The warrant holders have certain registration rights with respect to the common stock issued upon exercise of the IPO Warrants and O-A Warrants.

Stock based compensation

The 2014 Stock Incentive Plan (the “2014 Plan”) authorized a total of 1,363,637 shares for option grants. As of September 30, 2015, the Company had 708,857 shares available for future grants under the 2014 Stock Incentive Plan (the “2014 Plan”).

Options to purchase stock granted under the 2014 Plan may not exceed a ten-year term. Options granted vest over a three-year period; one third the first year, one third the second year and the remaining third vest on a monthly basis in the third year.

The stock-based compensation expense recorded was allocated as follows:

	Period from	Three Months	Nine Months
	Inception June 20, 2014	Ended	Ended
	to September 30, 2014	September 30, 2015	September 30, 2015
Operations and development costs	—	$38,337	$70,468
Business development and management costs	—	54,767	104,237
Total	—	$93,104	$174,705

The following assumptions were used in the Black-Scholes-Merton option pricing model to estimate the fair value of the awards granted during the nine-month period ended September 30, 2015.

Expected stock volatility	80%
Risk free interest rate	1.32% - 1.75%
Expected years until exercise	3.5
Dividend yield	0.00%

The following table summarizes the stock option activity for the nine months ended September 30, 2015.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.        Stockholder Equity (continued)

Stock based compensation (continued)

		Weighted Average
		Exercise price	Weighted-Average
	Number of Shares	Per share	Remaining Term
Outstanding as of December 31, 2014	—	—	—
Granted	680,235	$3.77	4.6 years
Forfeited	(25,455)	$3.56	—
Outstanding as of September 30, 2015	654,780	$3.78	4.6 years
Vested and exercisable as of September 30, 2015	—	—	—

10.      Related Party Transactions

The Company contracted with Preferred Flow for consulting on electrochemical process optimization. Preferred Flow is wholly owned by Richard Clarke, the brother of Stephen Clarke, the Company’s Chairman and CEO. Related consulting expenses of $0, $24,000 and $74,494 for the periods from inception (June 20, 2014) to September 30, 2014 and the three and nine months ended September 30, 2015, respectively, were recorded on the condensed consolidated statements of operations.

11.      Income Taxes

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards prior to utilization.

The Company’s policy is to account for interest and penalties as income tax expense. As of September 30, 2015 and December 31, 2014, the Company has not recognized any interest or penalties related to unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company’s tax year for calendar year 2014 is open to examination by the U.S. federal and California state tax authorities.

12.      Commitments and Contingencies

The Company issued a purchase order on September 18, 2015 to purchase equipment to be installed in the recycling plant being built in Nevada. An initial payment of $3,052,635 was made, see Deposits on the Balance Sheet. The balance due upon delivery and commission of the equipment is $3,052,635. Delivery and commission is not expected until the second quarter of 2016.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.      Subsequent Events

On November 3, 2015, Aqua Metals Reno, Inc., a wholly owned subsidiary, entered into a Loan Agreement with Green Bank, N.A. pursuant to which Green Bank provided us with a loan in the amount of $10 million.  The loan proceeds will be applied towards the expansion of our TRIC facility.  The loan accrues interest at an annual rate of the Wall Street Journal Prime Rate Index plus a margin of 2.00%, adjusted quarterly, with a floor rate of 6.00%.  Interest-only payments are due monthly for the first twelve months.  Thereafter, principal and interest are due monthly and are fully amortized over 20 years.  The loan is collateralized by the real estate, plant and fixtures at the TRIC facility and a certificate of deposit of $1 million at Green Bank.  Additionally, the terms of the Loan Agreement contain various affirmative and negative covenants.  Among them, Aqua Metals Reno, Inc. must maintain a minimum debt service coverage ratio of 1.25 to 1.0, a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0.

The Company has evaluated subsequent events through November 9, 2015 the date which the condensed consolidated financial statements were available to be issued.

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

The modular nature of AquaRefining makes it possible to start lead production at a much smaller scale than is possible with smelters, thereby significantly reducing the investment risk associated with building a conventional smelter-based lead production facility. Our plan is to actively explore distributed recycling in the US by establishing our own initial recycling operation at the Tahoe Reno Industrial Center (“TRIC”) near Reno, Nevada. This plan is based on our belief that Reno is a hub of the West Coast’s distribution infrastructure and yet very poorly served by LAB recycling. From our initial and scalable recycling facility at TRIC, we intend to expand first throughout the US and then overseas. We will seek to own our own recycling facilities but will also evaluate joint ventures, licensing and direct sales.

Financing Activities

Convertible Note Placement. Prior to our initial public offering, we capitalized our operations with equity contributions and advances from our founders, our receipt of a $500,000 investment from Wirtz Manufacturing Co. Inc. and our receipt of $5.5 million of capital from our private placement sale of senior secured convertible promissory notes, which we refer to as our “convertible notes”, in October 2014. Pursuant to the terms of our investment agreement with Wirtz Manufacturing Co. Inc., Wirtz exchanged its investment in our company for a convertible note sold in the October 2014 private placement. As a result, we had issued and outstanding convertible notes in the aggregate principal amount of $6 million, with accrued and unpaid interest as of June 30, 2015 in the amount of $244,110. All principal and accrued interest under the convertible notes converted into shares of our common stock at the close of our initial public offering on August 5, 2015.

Initial Public Offering. On July 31, 2015, we conducted an initial public offering of 6.6 million shares of our common stock, at the public offering price of $5.00 per share. After the payment of underwriter discounts and offering expenses, and after giving effect to the underwriters’ exercise of its overallotment option on August 13, 2015 to purchase an additional 641,930 shares of our common stock at the offering price of $5.00 per share, we received net proceeds of approximately $32,862,172.

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

Green Bank Loan.  On November 3, 2015, Aqua Metals Reno, Inc., a wholly owned subsidiary, entered into a Loan Agreement with Green Bank, N.A. pursuant to which Green Bank provided us with a loan in the amount of $10 million.  The loan proceeds will be applied towards the expansion of our TRIC facility, as described further below.  The loan accrues interest at an annual rate of the Wall Street Journal Prime Rate Index plus a margin of 2.00%, adjusted quarterly, with a floor rate of 6.00%.  Interest-only payments are due monthly for the first twelve months.  Thereafter, principal and interest are due monthly and are fully amortized over 20 years.  The loan is collateralized by the real estate, plant and fixtures at the TRIC facility and a certificate of deposit of $1 million at Green Bank.  Additionally, the terms of the Loan Agreement contain various affirmative and negative covenants.  Among them, Aqua Metals Reno, Inc. must maintain a minimum debt service coverage ratio of 1.25 to 1.0, a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0.

The loan is guaranteed by the United States Department of Agriculture Rural Development, or USDA, in the amount of 90% of the principal amount of the loan.  We paid a guarantee fee to USDA in the amount of $270,000 at the time of closing of the Loan Agreement and we will be required to pay to USDA an annual renewal fee in the amount of 0.50% of the guaranteed portion of the outstanding principal balance of the loan as of December 31 of each year.

Plan of Operations

Our plan of operations for the 12-month period following the date of this report is to construct and commence commercial operations at our initial recycling facility in TRIC. In May 2015, we purchased 11.73 acres of undeveloped land within TRIC for the purchase price of $1,047,503. We have commenced the construction of a 125,000 square foot lead acid battery, or LAB, recycling facility at our TRIC property and have allocated a total of $22.5 million of the net proceeds of our initial public offering towards the development of the facility. This includes $13 million towards site construction and $9.5 million towards the manufacture and installation of eight of our AquaRefining modules, other equipment and fixtures. We intend to allocate approximately $7 million of the proceeds from the Green Bank loan towards the construction and installation of additional Aqua Refining modules at the TRIC facility.

As of the date of this report, we believe that interest in our first recycling facility and demand for our recycling capacity is strong. Consequently, with the Green Bank loan in place, we have implemented a plan to achieve production at the rate of 80 tonnes of recycled lead per day by the fourth quarter of 2016 and, over time, expand to 160 tonnes per day. Our TRIC facility is designed and is being constructed in order to accommodate a total of 32 AquaRefining modules and additional battery breaking and component separations equipment sufficient to support expansion to 160 tonnes of recycled lead per day.

Construction of the TRIC facility began on August 17, 2015 and is progressing with a completion expected in the second quarter of 2016. We expect to install our first AquaRefining modules in approximately the second quarter 2016 and to install a total of 16 AquaRefining modules to support an initial lead production capacity of 80 tonnes per day by the close of the third quarter of 2016. In keeping with our modular approach, we intend to commence commercial LAB recycling operations shortly after the first AquaRefining module is delivered.

As of the date of this report, we believe that we will not need additional funds and that our cash on hand is sufficient to achieve production at a rate of at 80 tonnes of lead per day. Our goal is to increase our production of lead at our TRIC facility to 160 tonnes per day, and to finance such expansion with internally generated funds, by 2018, as earnings permit, of which there can be no assurance.

Results of Operations

We were formed on June 20, 2014 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and limited testing of our AquaRefining process and the development of our business plan.

For the three months ended September 30, 2015, we incurred $546,112 of operations and development costs, consisting of $340,225 of salary and benefits, $130,646 of supplies and overhead and $75,241 for consulting fees. We also incurred $776,916 of business development and management costs, consisting of $351,210 of salary and benefits, $184,927 of professional services, $58,192 of depreciation and amortization and $182,587 of insurance, travel and overhead. Other expenses for the three months ended September 30, 2015 included $492,051 of interest expense and $276,937 resulting from a change in fair value of derivative liabilities relating to our convertible note financing and the related financing warrants. We incurred a net loss of $2,084,196 for the three months ended September 30, 2015.

For the nine months ended September 30, 2015, we incurred $1,181,306 of operations and development costs, consisting of $698,020 of salary and benefits, $267,058 of supplies and overhead and $216,228 for consulting fees. We also incurred $1,888,844 of business development and management costs, consisting of $1,011,402 of salary and benefits, $435,149 of professional services, $134,529 of depreciation and amortization and $307,764 of insurance, travel and overhead. Other expenses for the nine months ended September 30, 2015 included $1,126,090 of interest expense and $5,776,255 resulting from a change in fair value of derivative liabilities relating to our convertible note financing and the related financing warrants. We incurred a net loss of $9,964,555 for the nine months ended September 30, 2015.

Financial Condition

As of September 30, 2015, we had total assets of $36,575,179 and working capital of $29,232,407. We believe that our cash on hand as of the date of this report is sufficient to fund our current business plan over the next 12 months, including the development of our initial recycling facility at TRIC. However, we may require additional capital over the next 12 months, the receipt of which there can be no assurance. In addition, we will require additional capital in order to fund our proposed development of additional AquaRefining recycling facilities. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project financing of our recycling facilities. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

National Securities Corporation and Northland Capital Markets acted as the underwriters for the offering. The aggregate offering price for shares sold in the offering was $36,209,650. We raised $32,862,172 in net proceeds from the offering, after deducting underwriter discounts and commissions of $2,770,038 and other offering expenses of approximately $577,440. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.  Pending the uses described in our definitive prospectus filed with the SEC on July 31, 2015, we have invested the net proceeds from the offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government.

Unregistered Sales of Equity Securities

In the fourth quarter of 2014, we conducted the private placement sale of senior secured convertible promissory notes in the aggregate principal amount of $6 million. Pursuant to the terms of our convertible notes, all principal and interest under the convertible notes automatically converted into shares of our common stock upon the initial closing of our IPO at the conversion price of $2.50 per share. At of the initial close of our IPO on August 5, 2015, all principal and interest, including $6 million of principal and $279,678 of accrued interest, under the convertible notes automatically converted into 2,511,871 shares of our common stock. The common shares were issued pursuant to the exemption from registration at Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

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

Item 6.     Exhibits

Exhibit No.	Description	Method of Filing

10.1	Contract for Construction dated September 22, 2015 between Aqua Metals, Reno, Inc. and Miles Construction.	Filed electronically herewith

10.2	Loan Agreement dated November 3, 2015 between Aqua Metals Reno, Inc. and Green Bank. N.A.	Filed electronically herewith

10.3	Deed of Trust, Security Agreement and Fixture Filing dated November 3, 2015 made by Aqua Metals Reno, Inc. in favor of Green Bank. N.A	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	November 10, 2015	By:	/s/ Stephen R. Clarke
Stephen R. Clarke,
President and Chief Executive Officer

Date:	November 10, 2015	By:	/s/ Thomas Murphy
Thomas Murphy,
Chief Financial Officer

