Form 10-K
period 2015-12-31
Aqua Metals, Inc.
filed 2016-03-28
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-37515

Aqua Metals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1169572
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1010 Atlantic Avenue

Alameda, California 94501

(Address of principal executive offices)

(510) 479-7635

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,291,035.

The number of shares of the registrant’s common stock outstanding as of March  28, 2016 was 14,137,442.

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things,

•	our future financial and operating results;

•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•	the timing and success of our plan of commercialization;

•	our ability to operate our AquaRefining process on a commercial scale;

•	our ability to procure lead acid batteries, or LABs, in sufficient quantities at competitive prices;

•	the timing and success of our development of our first LAB recycling facility near Reno, Nevada;

•	the adequacy of our available working capital to complete the development of our initial recycling center;

•	the effects of market conditions on our stock price and operating results;

•	our ability to maintain our competitive technological advantages against competitors in our industry;

•	our ability to have our technology solutions gain market acceptance;

•	our ability to maintain, protect and enhance our intellectual property;

•	the effects of increased competition in our market and our ability to compete effectively;

•	costs associated with defending intellectual property infringement and other claims;

•	our expectations concerning our relationships with suppliers, partners and other third parties; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and environmental regulations.

These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. Market data used throughout this report is based on published third party reports or the good faith estimates of management, which estimates are presumably based upon their review of internal surveys, independent industry publications and other publicly available information. Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I

Item 1.	Business

Background

Aqua Metals, Inc. was formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling lead through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Since our formation, we have focused our efforts on the further development of our AquaRefining process, establishment of strategic relationships and the pursuit of additional working capital. We have not commenced revenue-producing operations and, under our current plan of business, do not expect to do so until the second quarter of 2016. Unless otherwise indicated, the terms “Aqua Metals”, “Company”, “we,” “us,” and “our” refer to Aqua Metals, Inc. and its wholly-owned subsidiaries.

All references in this report to “ton” or “tonne” refer to a metric ton, which is equal to approximately 2,204.6 pounds.

Since our organization in 2014, we have engaged in several capital raising transactions, which are summarized below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.”

Overview

We are engaged in the business of recycling lead through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. Lead acid batteries, or LABs, are the primary use of all lead produced in the world. Because the chemical properties of lead allow it to be recycled and reused indefinitely, LABs are also the primary source of all lead production. As such, LABs are almost 100% recycled for purposes of capturing the lead contained therein for re-use. We believe that our proprietary AquaRefining process will provide for the recycling of LABs and the production of a pure grade lead with a significantly lower cost of production, and with fewer environmental and regulatory issues, than conventional methods of lead production.

In recent years, many lead mines have become exhausted and recycled lead has become increasingly important to LAB production. Recycled lead surpassed mined lead in the 1990s and now represents more than 50% of the lead content in new LABs. Whether it is produced from lead ore or recycled LABs, lead has historically been produced by smelting. Smelting is a high-temperature, endothermic chemical reduction, making it inefficient, energy intensive and often a highly pollutive process. As a consequence of its environmental and health issues, lead smelting has become increasingly regulated in developed countries. In the US, regulatory non-compliance has forced the closure of large high-capacity lead smelters in Vernon, California, Frisco, Texas and Herculaneum, Missouri over the last three years. Herculaneum was the last remaining primary lead-mine operation (i.e., smelting lead from ore) in the US, though secondary lead smelters that process recycled lead continue to operate in the US. In response, there has been an expansion of LAB smelting capacity in Mexico and other less regulated countries. The resulting transportation of used LABs from where they originate in the US to smelters in Mexico, the Philippines and elsewhere is an increasingly significant logistical and global environmental cost.

AquaRefining uses an aqueous solvent and a novel electro-chemical process to produce pure lead (i.e., higher than 99.99% purity). We believe that AquaRefining can significantly reduce production costs as compared with alternative methods of producing pure lead. This cost reduction is partly because our novel electro-chemical process requires less energy than the endothermic high temperature (1700°F) chemical reduction that is at the core of smelting. It is also partly because our process does not generate toxic high temperature dust and gas, or the lead containing slag and dross that are unavoidable byproducts of smelting, and which require capital and energy intensive processes to meet environmental compliance. We also have the potential to locate multiple smaller recycling facilities in areas closer to the source of used LABs, thereby reducing transport costs and supply chain bottlenecks. AquaRefining is a water-based ambient temperature process. On this basis, we believe that it significantly reduces environmental emissions, health concerns and permitting needs as compared with lead smelting. We believe that the combined advantages offered by AquaRefining represent a potential step change in lead recycling technology, one that can deliver advantages in economics, footprint and logistics while greatly reducing the environmental impact of lead recycling.

The modular nature of AquaRefining makes it possible to start LAB recycling at a much smaller scale than is possible with smelters, thereby significantly reducing the investment risk associated with building a lead production facility. Our plan is to actively explore distributed recycling in the US by establishing our own initial recycling operation near Reno, Nevada. This plan is based on our belief that Reno has become a significant hub of the West Coast’s LAB distribution infrastructure and yet is very poorly served by the LAB recycling industry. From our initial recycling facility near Reno, we intend to expand first throughout the US and then overseas. We will seek to own our own recycling facilities but will also evaluate joint ventures, licensing and direct sales.

Our Markets

The Lead Market

Lead is a globally traded commodity and the essential component of over 95% of the world’s rechargeable batteries. Lead is traded primarily on the London Metals Exchange, or LME. Conventionally, there are two separate categories of lead: 1) primary lead which refers to lead mined and refined from lead ore bodies consisting of galena, or lead sulfide, and 2) secondary lead which refers to lead recovered by recycling and which has a lower purity.

Originally, a majority of the lead used in batteries was primary but in recent decades secondary lead has grown to become the majority of the lead used. Industry data shows that six million metric tons of lead was produced in 1995 of which approximately 45% was primary and 55% was secondary (recycled). Twenty years later, by 2015, global lead production had increased to approximately 11 million metric tons, of which more than 70% was secondary. Importantly primary lead production had increased only marginally during this period. This marginal increase is because mined ore deposits (galena) are becoming worked-out. As such, an increasing quantity of primary lead is now a byproduct of copper and zinc mining. Importantly, lead produced from copper and zinc rich ore is much less pure than lead produced from galena and requires additional energy intensive processing before it meets the quality required to be sold as primary lead. This has resulted in an increasing demand for secondary lead which meets the purity of lead conventionally mined from galena.

In 2005, secondary lead traded on the LME in a range of $1,000 to $1,200 per metric ton. During 2014, secondary lead traded at $2,000 to $2,400 per metric ton. During the second half of 2015, secondary lead dropped to a trading range of $1,600 to $1,800 per metric ton as the price of all commodities declined globally.

As noted above, lead is traded as a commodity on the LME, however it is also traded directly between producers and users, with LME pricing for primary and secondary lead forming the basis of physical trades, forward contracts and hedge strategies. Based on our discussions with buyers of lead in the US lead market, different grades of lead are traded in the US at a discount or premium to the LME price substantially as follows:

•	Secondary lead is traded at the LME spot price;

•	Lead equivalent in purity to conventional primary lead is traded at 10-21% over LME (+8 to +16 cents per lb. or $176–352 per ton premium);

•	Specific battery grade alloys all traded at 1-10% over LME (+2 to +14 cents per lb. or $44–308 per ton premium); and

•	Rough lead (unrefined 95% pure) is traded at 5 to 10% below LME (-$.05-0.10 per lb. or $10-20 per ton discount).

Lead Smelting

Currently, smelters produce virtually all the world’s mined and recycled lead. Smelting is an inefficient, energy intensive and often highly polluting process. At its core, smelting is a high temperature (in excess of 1700°F) chemical reduction process in which lead compounds are heated and then reacted with reducing agents to remove the oxygen and sulfur, leaving behind lead. The chemical reactions are endothermic, which means that heat must be continually supplied to replace the energy consumed by the reduction processes. In smelting, 5% to 15% of the lead is lost as “slag” and the lead produced typically contains 2% or more of impurities. Importantly, smelting is only cost effective at large scale, typically more than 200 metric tons of lead per day.

In addition to the high costs and inefficiencies associated with smelting, it generates large volumes of toxic solid, liquid, particulate and gaseous waste. In developed countries, there is both increased environmental regulation and enforcement of such, including monitoring of permissible blood lead levels in employees and local populations. These regulations and the increasing enforcement have made it more expensive to operate smelters. According to a report titled “Hazardous Trade?” produced by the Secretariat of the Commission for Environmental Cooperation in 2013, this has led to a decline of lead smelters in the U.S., an expansion of smelting operations in Mexico and a resultant increase in the export of used LABs from the U.S. followed by the re-import of recycled lead. This trade is believed to be largely driven by the lower costs related to the less stringent environmental standards and enforcement in Mexico. For the foregoing reasons, we believe that lead smelting facilities are increasingly located in poorly regulated areas remote from both the source of used LABs and the demand for lead. We believe that the remote location of smelting increases the transport costs to the production of recycled lead.

Lead Acid Batteries

The lead acid battery was invented in 1859 and is the oldest and most popular type of rechargeable battery. LABs have the ability to provide higher surge currents than other rechargeable batteries, making them ideal for use in motor vehicles and other machines to provide the high current required by starter motors. LABs are also used in lithium-ion battery-powered electric vehicles to power most functions (outside of the drive train). The relatively inexpensive cost of manufacturing makes LABs attractive for other uses as well, including storage in backup power supplies in cell phone towers, grid storage applications and high-availability settings like hospitals, and stand-alone power systems.

The majority of LAB production, and with it the majority of lead, goes into what are called “starter, lighting, ignition” batteries for automotive vehicles. According to CHR Metals, total lead output in 2017 will be 20% higher than it was in 2012. Similarly, articles published in the Financial Times and the Wall Street Journal support continued growth in demand for lead for at least the next 20 years as car ownership increases rapidly in developing nations. The battery market for electric e-bikes and scooters in China is one example of a recent and rapidly growing niche application for LABs. This niche has grown from minimal roots in 2005 to accounting for over 15% of LAB production in 2012. There are now over 150 million e-bikes and scooters on the road in China, and nearly all of them are powered by LABs. We believe that grid storage and other energy storage applications linked to renewable energy (solar and wind) will also generate increased demand for LABs, where low cost, safety and reliability will make them attractive options.

The increase in LAB manufacturing in general and particularly in China, India and Southeast Asia has increased demand for lead, putting pressure on global recycling networks to meet this demand. At present, we believe that most of the LAB recycling performed outside of the U.S., Canada, the EU, Japan, Korea, Taiwan, Australia and New Zealand is carried out in outdated facilities with poor environmental standards and insufficient enforcement. China, India, Pakistan and South America appear to be moving toward tougher regulation and enforcement. We believe that this will drive a demand in foreign markets for more less polluting LAB recycling processes.

Our Business Model

The market for lead is global in scale but local in nature and execution, with large differences in local regulation, custom and practice. In some regions it is highly regulated, and in others it is not. Consequently, we have developed our business model to commercialize our technology optimally across multiple countries.

In the US and similarly regulated countries, our plan is to build and operate our own LAB recycling facilities. These will be smaller distributed facilities rather than large centralized facilities as are required for smelting. Our plan is to locate our recycling facilities close to regional supplies of used LABs, starting with locations that are furthest from existing LAB smelting facilities. In countries where direct operation is not possible or not optimal due to local laws that restrict or limit foreign ownership of operating businesses or otherwise, we plan to supply our process to approved third party customers on a fee-sharing basis.

Lead recycling is subject to a variety of domestic and international regulations related to hazardous materials, emissions, employee safety and other matters. While our operations will be subject to these regulations, we believe that one of our potential advantages will be our ability to conduct lead recycling operations with less regulatory cost and burden than smelting operators. One of our key objectives will be to educate regulators and the public as to the environmental benefits of AquaRefining. We believe we have the potential to develop a business model that offers both strong economics and the opportunity to conduct in a socially responsible manner an important recycling activity that to date has been conducted in an inefficient, energy intensive and often highly polluting manner.

AquaRefining Process

We developed AquaRefining to be a less expensive, cleaner and modular alternative to smelting. Our process has two key elements, both of which are integral to our pending-patent application. The first is our use of a proprietary, non-toxic solvent that dissolves lead compounds. The second is a proprietary electro-chemical process and electrolyzer that converts the dissolved lead compounds into pure, primary grade lead on a fully automated basis.

Similar to conventional LAB recycling, our AquaRefining process begins with the crushing of used LABs and the separation of the metallic lead, active material (lead compounds), sulfuric acid and plastic for recycling. The active material is dissolved in our solvent. The primary lead is then stripped from the solvent using our patent pending and fully automated process allowing the solvent to be reused continuously and indefinitely.

Our AquaRefining process generates three outputs, namely:

•	Lead;

•	Cleaned plastic chips, recovered from battery casings, which we intend to sell; and

•	Sulfuric acid, which is recovered as part of our AquaRefining process, which we also intend to sell.

We expect to derive revenue primarily from the sale of lead, with additional revenue derived from the sale of cleaned plastic chips and sulphuric acid expected to be modest.

We plan to sell three types of lead:

•	Secondary lead – lead which meets the purity standards for secondary lead traded on the LME

•	Specifically formulated battery grade lead alloys – which in time, we have a reasonable expectation of selling at LME +10%

•	Primary lead – which in time, we have a reasonable expectation of selling at LME +15%.

A significant benefit of our AquaRefining process is that it is capable of producing high purity (primary grade) lead, without the need for the highly energy intensive and wasteful, thermal processing that is required by conventional smelted lead. However, selling primary grade lead through LME requires a formal application, review and testing process, which if successful results in an LME approved brand of primary lead. We expect that this approval process will take at least 12-18 months and there is no guarantee of success. For this reason, we have not included the premiums available through the sale of primary lead in our financial modeling or cash flow planning.

Another significant benefit of our process is that we designed the equipment used in the process to be manufactured on a purpose-built production line, in standard sized modules. This is not possible with the smelting process, as smelters need to be constructed on site. This gives us the ability to provide AquaRefining systems with capacities ranging from four metric tons per day to 400 metric tons per day or more all based on our standard factory produced module.

Equipment Partnering and Marketing

In early 2014, Wirtz Manufacturing Co, Inc. expressed its interest in working with us to build AquaRefining facilities and distributing AquaRefining modules as a replacement for or alternative to smelter based LAB recycling systems.

Subsequently, Wirtz participated in both our $6 million convertible note offering and our IPO. We have since procured a majority of the conventional LAB recycling equipment and processes from Wirtz.

We believe that in due course, the provision of AquaRefining equipment could become a significant part of our business. Although we do not expect this to become material until after our Tahoe Reno Industrial Center (“TRIC”) facility is operational, we have commenced informal joint marketing with Wirtz. In September 2015, Wirtz supported us at the bi-annual Secondary Lead Conference in Bangkok and Wirtz continues to conduct joint marketing our product to Wirtz’ existing customers.

Our First Recycling Facility: McCarran, Nevada

We have commenced the development of our initial LAB recycling facility near Reno, Nevada. On May 29, 2015, we purchased 11.73 acres of undeveloped land for the purchase price of $1,047,503. The property is located in TRIC, a 107,000-acre park located nine miles east of Reno on I-80. TRIC includes a developable 30,000-acre industrial complex, with pre-approved industrial and manufacturing uses and on-site rail service by both the Union Pacific and Burlington Northern Santa Fe railways and is both the home of the Tesla Gigafactory and a large LAB distribution and collection business, Battery Systems Inc.

On August 17, 2015, we commenced construction of a 136,750 square foot LAB recycling facility at our TRIC property and have allocated a total of $29.5 million of working capital towards the development of the facility, including $14 million towards site construction and $14.5 million towards the manufacture and installation of 16 AquaRefining modules, other equipment and fixtures. The TRIC facility will include a fully self-contained battery breaking and pre-treatment facility, which will be supplied, at our cost, by Wirtz Manufacturing Co., Inc. As of the date of this report, we expect to complete construction of the TRIC facility in the second quarter of 2016. We also expect to install our first AquaRefining modules in the second quarter 2016 and to install a total of 16 AquaRefining modules to support an initial lead production capacity of 80 tons per day by the close of the third quarter of 2016. In keeping with our modular approach, we intend to commence commercial LAB recycling operations shortly after the first AquaRefining module is delivered.

In connection with the development and operation of our TRIC facility, we will be required to obtain, among other government permits and approvals, a use permit from the State of Nevada Division of Environmental Protection, Bureau of Waste Management and an air quality permit from the State of Nevada Division of Environmental Protection, Bureau of Air Pollution Control. Based on our meetings with officials from each of these agencies and our own permitting study, we do not expect to encounter any material issues or delays in obtaining all required permits and other governmental approvals for the construction and operation of our TRIC facility.

We intend to establish additional recycling facilities throughout the US and overseas. However, we have no agreements or plans at this time concerning any recycling facilities other than our proposed TRIC facility.

Supply of Used LABs

We believe there is an ample supply of used LABs in the market today and will be for the foreseeable future. The used LAB market consists primarily of LAB manufacturers, LAB specialists and distributors and LAB recovery consolidators. We have entered into formal discussions with three separate suppliers of used LABs. Each of these suppliers has the ability to supply enough used LABs to operate our TRIC facility at 80 metric tons of produced lead per day and have expressed a desire to do so. Although we have no definitive agreements in place as of the date of this report with any LAB suppliers, based on our understanding of the market for used LABs and our discussions to date with LAB suppliers, we believe that used LABs should be readily available to us from a number of sources at competitive prices.

Competition

As of the date of this report, we are not aware of any commercially viable alternative to smelting for LAB recycling in operation, except for one variation on smelting that uses a thermal lance to provide the heat. This process, known as Isamelt, has some limited advantages over smelting but has not been widely taken up, although it has been in existence for over 20 years. In addition, several years ago, Engitec Technologies S.p.A. developed an electro-refining process as an alternative to smelting for lead ore. The process is known as the Flubor process and uses fluoboric acid as an electrolyte. We believe The Doe Run Company, a US-based operator of lead smelters, evaluated this process for the production of primary lead, however, to our knowledge, the Flubor process has never been used in commercial lead recycling by The Doe Run Company or anyone else.

We believe that our primary competition in the production of lead will come from operators of existing smelters and other parties invested in the existing supply chain for smelting, both of which may resist the change presented by AquaRefining. Competition from such incumbents may come in the form of price competition for lead produced, however to the extent we are successful in being a low cost producer of lead, we should be able to compete effectively based on price.

Another area where incumbents may seek to compete is in controlling access to used LABs. The market for used LABs is made up of the members of the LAB reverse supply chains, including auto repair shops, auto parts stores and auto dealers, LAB manufacturers who operate their own smelting operations and third parties who engage in the purchase and sale of used LABs. We believe that some LAB manufacturers who maintain their own smelting operations may feel significantly threatened by our AquaRefining process. Such parties may attempt to restrict our access to used LABs; however, we believe these LAB manufacturers only control approximately 50% of the market for used LABs, leaving us with significant access to LABs even if these parties do attempt to interfere. We have assumed at least some level of interference by incumbents and have initiated discussions with potential suppliers of used LABs. On the basis of these discussions, we do not view access to used LABs be a significant risk to our LAB recycling operations.

While we assume that smelters will be resistant, at least at first, to AquaRefining, we have received preliminary inquiries from a number of existing operators of lead smelters who are interested in augmenting their existing capacity or replacing it entirely with our AquaRefining modules. However, our business plan is not dependent or even focused on the acceptance of our process by lead smelters. We intend to initially focus on operating our AquaRefining facilities directly.

We do not expect to experience significant competition in connection with our sale of lead. We believe that the market for lead is established, fluid and effective; and like the markets for other natural resources, such as oil, gas, gold, silver, etc., we do not expect to encounter any issues, conditions or qualifications for the sale of our lead production at prevailing market prices set by the LME. The vertically integrated LAB manufacturers who conduct smelting operations also are buyers of lead from third parties. While these LAB manufacturers may feel threatened by our AquaRefining process, we believe that they will still purchase lead from us if we are able to offer it at the price we anticipate. Notwithstanding this, we believe that the vertically integrated LAB manufacturers account for only 50% of the demand for lead production, leaving a sizable amount of the lead market in the hands of purchasers who we believe will not be reluctant to purchase lead from us.

Intellectual Property Rights

We regard the protection of our technologies and intellectual property rights as an important element of our business operations and crucial to our success. We rely primarily on a combination of patent laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. We generally require our employees, consultants and advisors to enter into confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except under specific circumstances. In the case of our employees, the agreements provide that all of the technology that is conceived by the individual during the course of employment is our exclusive property. The development of our technology and many of our processes are dependent upon the knowledge, experience and skills of key scientific and technical personnel.

In November 2013, we filed with the US Patent and Trademark Office, or USPTO, a provisional patent covering multiple aspects of our AquaRefining process, including all aspects of our proprietary water-based solvent and our novel electrolyzer. In November 2014, our provisional patent application was converted into a non-provisional patent application which was filed in accordance with the Patent Cooperation Treaty and contained 35 claims. The claims seek patent protection for the entirety of the novel aspects of our process, starting with the dissolution of the lead compounds recovered from a used LAB, the solvents used and the range of chemical compositions under which they are effective. The claims also extend to novel aspects of the electrochemical apparatus and the range of electrochemical parameters, such as electrical current, voltage and solution pH. Finally, the claims seek patent protection for the type and composition of the electrodes used, the form and quality of the lead produced and methods of removing the lead from the electrodes.

In May 2015, we filed an additional non-provisional patent application with the USPTO in accordance with Patent Cooperation Treaty which contained 39 claims. These claims seek to provide additional, complementary and alternative aspects of the November 2014 filing.

In May 2015, we filed an additional six provisional patent applications with the USPTO containing a total of 54 claims. These provisional filings seek to extend our patent protection in our core process technology and seek patent coverage for areas including ancillary processes, electrolyte and water recovery, the form and uses of the lead produced and applications of our process to materials other than lead.

In November of 2015, we filed additional patent applications. These patent filings seek to extend our patent protection in our core process technology and seek patent coverage for additional higher value forms and uses of the lead produced and applications of our process to materials other than lead.

We intend to conduct foreign patent filings covering the claims in our provisional and non-provisional patent applications.

There can be no assurance that any patents will issue from any of our current or any future applications. Also, any patents that may issue may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents, or the failure of trade secret laws, to adequately protect our technology, might make it easier for our competitors to copy our AquaRefining process.

We have also filed for trademark registration in the US of our corporate name “Aqua Metals” and the terms “AquaRefining,” “AquaRefinery” and “AquaRefine” and intend to conduct foreign filings of these marks.

Government Regulation

Our operations in the United States will be subject to the Federal, state and local environmental, health and safety laws applicable to the reclamation of LABs. While the lead reclamation process itself is generally not subject to Federal permitting requirements, depending on how any particular operation is structured, our facilities may have to obtain environmental permits or approvals from Federal, state or local regulators to operate, including permits or regulatory approvals related to air emissions, water discharges, waste management, and the storage of LABs on-site should that become necessary. We may face opposition from local residents or public interest groups to the installation and operation of our facilities. Failure to secure (or significant delays in securing) the necessary approvals could prevent us from pursuing some of our planned operations and adversely affect our business, financial results and growth prospects.

In addition to permitting requirements, our operations are subject to environmental health, safety and transportation laws and regulations that govern the management of and exposure to hazardous materials such as the lead and acids involved in LAB reclamation. These include hazard communication and other occupational safety requirements for employees, which may mandate industrial hygiene monitoring of employees for potential exposure to lead. Failure to comply with these requirements could subject our business to significant penalties (civil or criminal) and other sanctions that could adversely affect our business. Changes to these regulatory requirements in the future could also increase our costs, require changes in or cessation of certain activities, and adversely affect the business.

The nature of our operations involve risks, including the potential for exposure to hazardous materials such as lead, that could result in personal injury and property damage claims from third parties, including employees and neighbors, which claims could result in significant costs or other environmental liability. Our operations also pose a risk of releases of hazardous substances, such as lead or acids, into the environment, which can result in liabilities for the removal or remediation of such hazardous substances from the properties at which they have been released, liabilities which can be imposed regardless of fault, and our business could be held liable for the entire cost of cleanup even if we were only partially responsible. Like any manufacturer, we are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources. Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party.

As our business expands outside of the United States, our operations will be subject to the environmental, health and safety laws of the countries where we do business, including permitting and compliance requirements that address the similar risks as do the laws in the United States, as well as international legal requirements such as those applicable to the transportation of hazardous materials. Depending on the country or region, these laws could be as stringent as those in the US, or they could be less stringent or not as strictly enforced. In some countries in which we are interested in expanding our business, such as Mexico and China, the relevant environmental regulatory and enforcement frameworks are in flux and subject to change. Therefore, while compliance with these requirements will cause our business to incur costs, and failure to comply with these requirements could adversely affect our business, it is difficult to evaluate such potential costs or adverse impacts until such time as we decide to initiate operations in particular countries outside the United States.

Employees

As of the date of this report, we employ 21 people on a full-time basis, including our four executive officers, four administrative staff, 10 technical staff, and three employees to support the production of our AquaRefining modules. In addition, we have seven full time contract people, including five technical and two production contractors. We also expect to hire up to 60 additional employees in 2016 in connection with the operation of our LAB recycling facility near Reno, Nevada.

Available Information

Our website is located at www.aquametals.com. The information on or accessible through our website is not part of this annual report on Form 10-K. A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding our filings at www.sec.gov.

Item 1A. Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business

Since we have a limited operating history and have not commenced revenue-producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial LAB recycling facility near Reno, Nevada. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2015, we had total assets of $47,275,702 and working capital of $28,637,372. We believe that we have on hand working capital sufficient to fund our current business plan, including the completion of our initial recycling facility in TRIC and attainment of production at the rate of 80 tons of recycled lead per day. However, we may require additional capital over the next 12 months in order to meet these milestones, the receipt of which there can be no assurance. In addition, we will require additional capital in order to fund our proposed development of additional AquaRefining recycling facilities. We intend to seek additional funds through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project financing of our recycling facilities. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Our business model is new and has not been proven by us or anyone else. We intend to engage in the business of producing recycled lead through a proprietary, patent-pending electro-chemical technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead in commercial quantities other than by way of smelting. We have tested our AquaRefining process on a small scale and to a limited degree, however there can be no assurance that we will be able to produce lead in commercial quantities at a cost of production that will provide us with an adequate profit margin. The uniqueness of our AquaRefining process presents potential risks associated with the development of a business model that is untried and unproven.

While the testing of our AquaRefining process has been successful to date, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale. As of the date of this report, we have built and operated both a small-scale unit of our AquaRefining process and a full size production prototype. Through the operation of such units we have successfully produced 99.99% pure lead on a limited scale. While we believe that our development and testing to date has proven the concept of our AquaRefining process, we have not undertaken the build-out or operation of a large-scale facility capable of recycling LABs and producing lead in large commercial quantities. We have commenced the development of our initial LAB recycling facility in TRIC which we expect to complete in the second quarter of 2016 and at which point we expect to install a total of 16 AquaRefining modules to support an initial lead production capacity of 80 ton per day by the close of the third quarter of 2016. However, there can be no assurance that as we commence large scale manufacturing or operations at our TRIC facility that we will not incur unexpected costs or hurdles that might restrict the desired scale of our intended operations or negatively impact our projected gross profit margin.

Our intellectual property rights may not be adequate to protect our business. We currently do not hold any patents for our products. To date, we have filed eight U.S. patent applications, of which six are provisional applications, relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. Although we expect to continue filing, where applicable, patent applications related to our technology, no assurances can be given that any patent will be issued on our patent applications or any other application that we may file in the future or that, if such patents are issued, they will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents that may be issued to us will not be challenged, invalidated, or circumvented.

Even if we are issued patents, they may not stop a competitor from illegally using our patented processes and materials. In such event, we would incur substantial costs and expenses, including lost time of management in addressing and litigating, if necessary, such matters. Additionally, we rely upon a combination of trade secret laws and nondisclosure agreements with third parties and employees having access to confidential information or receiving unpatented proprietary know-how, trade secrets and technology to protect our proprietary rights and technology. These laws and agreements provide only limited protection. We can give no assurance that these measures will adequately protect us from misappropriation of proprietary information.

Our processes may infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions. The applied science industry is characterized by frequent allegations of intellectual property infringement. Though we do not expect to be subject to any of these allegations, any allegation of infringement could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause suspension of operations or force us to enter into royalty, license, or other agreements rather than dispute the merits of such allegation. If patent holders or other holders of intellectual property initiate legal proceedings, we may be forced into protracted and costly litigation. We may not be successful in defending such litigation and may not be able to procure any required royalty or license agreements on acceptable terms or at all.

Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business. We propose to commercially exploit our AquaRefining process, in part, by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs. Licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.

If we are unable to manage future expansion effectively, our business, operations and financial condition may suffer significantly, resulting in decreased productivity. If our AquaRefining process proves to be commercially valuable, it is likely that we will experience a rapid growth phase that could place a significant strain on our managerial, administrative, technical, operational and financial resources. Our organization, procedures and management may not be adequate to fully support the expansion of our operations or the efficient execution of our business strategy. If we are unable to manage future expansion effectively, our business, operations and financial condition may suffer significantly, resulting in decreased productivity.

Certain industry participants may have the ability to restrict our access to used LABs and otherwise focus significant competitive pressure on us. We believe that our primary competition will come from operators of existing smelters and other parties invested in the existing supply chain for smelting, both of which may resist the change presented by our AquaRefining process. Competition from such incumbents may come in the form of restricted access to used LABs. We believe that LAB manufacturers who also maintain their own smelting operations control approximately 50% of the market for used LABs. We will require access to used LABs at market prices in order to carry out our business plan. If those LAB manufacturers and others involved in the reverse supply chain for used LABs attempt to restrict our access to used Labs that may adversely affect our prospects and future growth. There can be no assurance that we will be able to effectively withstand the pressures applied by our competition.

We may experience significant fluctuations in raw material prices and the price of our principal product, either of which could have a material adverse effect on our liquidity, growth prospects and results of operations. Spent LAB’s are our primary raw material and we believe that in recent years the cost of used LABS has been volatile at times. Our principal product, recycled lead, has also experienced price volatility from time to time as well. For example, the market price of lead on the London Metal Exchange, or LME, rose from a trading range of $1,000 to $1,200 per metric ton during 2005 to $2,200 per metric ton during 2014. In 2015, the LME market price for lead ranged from $1,554 to $2,139 per ton. The price per ton of lead on January 1, 2015 was $1,844 while the price on December 31, 2015 was $1,801 per ton. While we intend to pursue supply and tolling arrangements and hedge transactions as appropriate to offset any price volatility, the volatile nature of prices for used LABs and recycled lead could have an adverse impact on our liquidity, growth prospects and results of operations.

The global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per ton on May 5, 2015 to a low of $1,554 per ton on November 23, 2015 because of fluctuations in the market. A month later, the price per ton increased back up to $1,801 per ton. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not, at times, negatively impact our liquidity, growth prospects and results of operations.

We are subject to the risks of conducting business outside the United States. A part of our strategy involves our pursuit of growth opportunities in certain international market locations. We intend to pursue the development and ownership of recycling facilities in certain foreign jurisdictions, including Mexico, China and India, among others countries, however it is more likely that we will enter into licensing or joint venture arrangements with local partners who will be primarily responsible for the day-to-day operations. Any expansion outside of the US will require significant management attention and financial resources to successfully develop and operate any such facilities, including the sales, supply and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•	increased cost of enforcing our intellectual property rights;

•	heightened price sensitivities from customers in emerging markets;

•	our ability to establish or contract for local manufacturing, support and service functions;

•	localization of our LABs and components, including translation into foreign languages and the associated expenses;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	foreign currency fluctuations;

•	laws favoring local competitors;

•	weaker legal protections of contract terms, enforcement on collection of receivables and intellectual property rights and mechanisms for enforcing those rights;

•	market disruptions created by public health crises in regions outside the United States;

•	difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions;

•	issues related to differences in cultures and practices; and

•	changing regional economic, political and regulatory conditions.

Government regulation and environmental, health and safety concerns may adversely affect our business. Our operations in the United States will be subject to the Federal, State and local environmental, health and safety laws applicable to the reclamation of lead acid batteries. Depending on how any particular operation is structured, our facilities will probably have to obtain environmental permits or approvals to operate, including those associated with air emissions, water discharges, and waste management and storage. We may face opposition from local residents or public interest groups to the installation and operation of our facilities. Failure to secure (or significant delays in securing) the necessary approvals could prevent us from pursuing some of our planned operations and adversely affect our business, financial results and growth prospects. In addition to permitting requirements, our operations are subject to environmental health, safety and transportation laws and regulations that govern the management of and exposure to hazardous materials such as the lead and acids involved in battery reclamation. These include hazard communication and other occupational safety requirements for employees, which may mandate industrial hygiene monitoring of employees for potential exposure to lead. Failure to comply with these requirements could subject our business to significant penalties (civil or criminal) and other sanctions that could adversely affect our business.

The nature of our operations involve risks, including the potential for exposure to hazardous materials such as lead, that could result in personal injury and property damage claims from third parties, including employees and neighbors, which claims could result in significant costs or other environmental liability. Our operations also pose a risk of releases of hazardous substances, such as lead or acids, into the environment, which can result in liabilities for the removal or remediation of such hazardous substances from the properties at which they have been released, liabilities which can be imposed regardless of fault, and our business could be held liable for the entire cost of cleanup even if we were only partially responsible. Like any manufacturer, we are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources. Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party.

As our business expands outside of the United States, our operations will be subject to the environmental, health and safety laws of the countries where we do business, including permitting and compliance requirements that address the similar risks as do the laws in the United States, as well as international legal requirements such as those applicable to the transportation of hazardous materials. Depending on the country or region, these laws could be as stringent as those in the US, or they could be less stringent or not as strictly enforced. In some countries in which we are interested in expanding our business, such as Mexico and China, the relevant environmental regulatory and enforcement frameworks are in flux and subject to change. Compliance with these requirements will cause our business to incur costs, and failure to comply with these requirements could adversely affect our business.

In the event we are unable to present and operate our AquaRefining process and operations as safe and environmentally responsible, we may face opposition from local governments, residents or public interest groups to the installation and operation of our facilities.

Control by management may limit your ability to influence the outcome of director elections and other transactions requiring stockholder approval. As of the date of this report, our directors and executive officers beneficially own approximately 24.7% of our outstanding common stock. As a result, in addition to their board seats and offices, such persons will have significant influence over corporate actions requiring stockholder approval, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our certificate of incorporation or bylaws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Related to Owning Our Common Stock

Prior to the completion of our initial public offering in July 2015, there was no public trading market for our common stock. Our common stock has traded on the Nasdaq Capital Market, under the symbol “AQMS”, since July 31, 2015. Since that date, our common stock has been relatively thinly traded. There can be no assurance that we will be able to successfully develop a liquid market for our common shares. The stock market in general, and early stage public companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments; and

•	extended transition periods available for complying with new or revised accounting standards.

We have chosen to “opt out” of the extended transition periods available for complying with new or revised accounting standards, but we intend to take advantage of all of the other benefits available under the JOBS Act, including the exemptions discussed above. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it. Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We have not paid dividends in the past and have no immediate plans to pay dividends. We plan to reinvest all of our earnings, to the extent we have earnings, in order to develop our recycling centers and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on our common stock.

Assuming a market for our common stock develops, shares eligible for future sale may adversely affect the market for our common stock. We have agreed to register for resale 2,511,871 shares of common stock issued upon conversion of our senior secured convertible notes in August 2015 and 1,411,744 shares of common stock underlying warrants. Furthermore, certain of our stockholders are eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Of the 14,137,442 shares of our common stock outstanding as of the date of this report, approximately 10,730,215 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144.

Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable. Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

•	limit who may call stockholder meetings;

•	do not permit stockholders to act by written consent;

•	do not provide for cumulative voting rights; and

•	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

In addition, Section 203 of the Delaware General Corporation Law may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company. Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any our directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us or any our directors, officers or other employees governed by the internal affairs doctrine. This forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any our directors, officers or other employees.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are presently located in a 21,697 square foot office and industrial space in a multi-building commercial project known as “Marina Village” located in Alameda, California. We also conduct engineering and assembly and shipment of our AquaRefining modules from the Marina Village facility. The lease term is 76 months, commencing February 1, 2016 and expiring May 31, 2022. Monthly rent is $39,054, after a four month abatement of rent, subject to annual increases of approximately 2.7% commencing June 1, 2017 and ending May 31, 2021, at which time the monthly rent for the remainder of the lease term will be $45,346.

We also lease a 5,200 square feet engineering and test facility in Oakland, California pursuant to a four-year lease, expiring on April 30, 2018, at a lease rate of $3,100 per month to April 30, 2016, then $3,200 per month until April 30, 2017 and then $3,300 until April 30, 2018.

In May 2015, we purchased 11.73 acres of undeveloped land located in TRIC, a 107,000-acre park located nine miles east of Reno, Nevada on I-80. We are currently developing a 136,750 square foot lab recycling facility on the property, as more fully described at “Business - Our First Recycling Facility: McCarran, Nevada.”

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject.

Item 4.	Mine Safety Disclosures

Inapplicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Capital Market under the symbol “AQMS,” since our initial public offering on July 31, 2015. Since then, our common stock common stock has been relatively thinly traded and has experienced, and is expected to experience in the future, significant price and volume volatility. The following table shows the reported high and low closing prices per share for our common stock based on information provided by the NASDAQ Capital Market for the periods indicated.

Fiscal Year Ended December 31, 2015	High	Low
Fourth Quarter	$5.38	$4.85
Third Quarter (commencing on July 31, 2015)	$5.50	$4.78

Holders of Record

As of March 17, 2016, there were 78 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Equity Compensation Plan Information

We have adopted the Aqua Metals, Inc. 2014 Stock Incentive Plan providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants.  We have reserved 1,363,637 shares of our common stock under the plan.  All officers, directors, employees and consultants to our company are eligible to participate under the plan.  The purpose of the plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company.

The following table sets forth certain information as of December 31, 2015 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	752,324		$3.95	611,313
Equity compensation plans not approved by security holders	—		—	—
Total	752,324	$		611,313

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year ended December 31, 2015, we issued 2,511,871 shares of our common stock upon the conversion of $6 million of senior secured convertible promissory notes issued by us on October 31, 2014 and accrued interest of $279,678. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 there under. All of the investors were accredited investors, as such term is defined in Rule 501 under the Securities Act.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We were formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling lead through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Since our formation, we have focused our efforts on the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial LAB recycling facility near Reno, Nevada. We have not commenced revenue-producing operations and, under our current plan of business, do not expect to do so until the second quarter of 2016.

Since our organization in 2014, we have engaged in the following financing transactions:

Convertible Note Placement. Prior to our initial public offering, we capitalized our operations with equity contributions and advances from our founders, our receipt of a $500,000 investment from Wirtz Manufacturing Co. Inc. and our receipt of $5.5 million of capital from our private placement sale of senior secured convertible promissory notes, which we refer to as our “convertible notes”, in October 2014. Pursuant to the terms of our investment agreement with Wirtz Manufacturing Co. Inc., Wirtz exchanged its investment in our company for a convertible note sold in the October 2014 private placement. As a result, we had issued and outstanding convertible notes in the aggregate principal amount of $6 million, with accrued and unpaid interest as of August 5, 2015 in the amount of $279,678. All principal and accrued interest under the convertible notes converted into shares of our common stock at the close of our initial public offering on August 5, 2015.

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

Pursuant to the terms of our convertible notes, all principal and interest under the convertible notes automatically converted into shares of our common stock upon the completion of the initial public offering at the conversion price of $2.50 per share. As of the close of our initial public offering, all principal and interest, including $6 million of principal and $279,678 of accrued interest, under the convertible notes automatically converted into 2,511,871 shares of our common stock.

Green Bank Loan.   On November 3, 2015, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Green Bank, N.A. pursuant to which Green Bank provided us with a loan in the amount of $10 million.  The loan proceeds will be applied towards the development of our TRIC facility.  The loan accrues interest at an annual rate of the Wall Street Journal Prime Rate Index plus a margin of 2.00% per year, adjusted quarterly, with a floor rate of 6.00% per year.  Interest-only payments are due monthly for the first twelve months.  Thereafter, principal and interest are due monthly and are fully amortized over 20 years.  The loan is collateralized by the real estate, plant and fixtures at the TRIC facility and a certificate of deposit of $1 million at Green Bank.  Additionally, the terms of the Loan Agreement contain various affirmative and negative covenants.  Among them, Aqua Metals Reno, Inc. must maintain a minimum debt service coverage ratio of 1.25 to 1.0, a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0.

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

Plan of Operations

Our plan of operations for the 12-month period following the date of this report is to construct and commence commercial operations at our initial recycling facility in TRIC. In May 2015, we purchased 11.73 acres of undeveloped land within TRIC for the purchase price of $1,047,503. We have commenced the construction of a 136,750 square foot lead acid battery, or LAB, recycling facility at our TRIC property and have allocated a total of $29.5 million of working capital towards the development of the facility. This includes $14 million towards site construction and $14.5 million towards the manufacture and installation of 16 of our AquaRefining modules, other equipment and fixtures.

As of the date of this report, we believe that interest in our first recycling facility and demand for our recycling capacity is strong. Consequently, we have implemented a plan to achieve production at the rate of 80 tons of recycled lead per day by the fourth quarter of 2016 and, over time, expand to 160 tons per day. Our TRIC facility is designed and is being constructed in order to accommodate a total of 32 AquaRefining modules and additional battery breaking and component separations equipment sufficient to support expansion to 160 tons of recycled lead per day.

Construction of the TRIC facility began on August 17, 2015 and is progressing with a completion expected in the second quarter of 2016. We expect to install our first AquaRefining modules in approximately the second quarter of 2016 and to install a total of 16 AquaRefining modules to support an initial lead production capacity of 80 tons per day by the close of the third quarter of 2016. In keeping with our modular approach, we intend to commence commercial LAB recycling operations shortly after the first AquaRefining module is delivered.

As of the date of this report, we believe that we will not need additional funds and that our cash on hand is sufficient to achieve production at a rate of 80 tons of lead per day. Our goal is to increase our production of lead at our TRIC facility to 160 tons per day, subject to our receipt of required expansion funds, of which there can be no assurance.

Results of Operations

We were formed on June 20, 2014 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial LAB recycling facility near Reno, Nevada.

For the fiscal year ended December 31, 2015, we incurred $2,280,604 of operations and development costs, consisting of $1,220,377 of salary and benefits, $543,031 of research and development, $160,750 professional services, $77,445 depreciation and $279,001 for overhead and travel. We also incurred $3,170,659 of business development and management costs, consisting of $1,769,037 of salary and benefits, $800,944 of professional services, $121,460 of depreciation and amortization and $479,218 of insurance, travel and overhead. Other expenses for the fiscal year ended December 31, 2015 included $1,128,244 of interest expense and $5,776,254 resulting from a change in fair value of derivative liabilities relating to our convertible note financing and the related financing warrants. We incurred a net loss of $12,331,637 for the year ended December 31, 2015.

We commenced operations in June 2014. Due to the fact that we operated for approximately one-half of the 2014 fiscal year, and the level of such operations were relatively insignificant, we have not provided comparative analysis of the 2015 and 2014 fiscal years as we do not consider such analysis to be meaningful.

Financial Condition

As of December 31, 2015, we had total assets of $47,275,702, working capital of $28,637,372 and cash on hand of $31,807,982. We have not generated revenues and have net losses of $12,331,637 and $2,373,751 for the year ended December 31, 2015 and the period from inception to December 31, 2014, respectively. Since inception, we have met our liquidity requirements principally through the private placement of convertible notes and the sale of our common stock in a registered public offering.

During the year ended December 31, 2015, cash flows used in operating activities were $1,476,249, consisting of a net loss of $12,331,637, less non-cash expenses aggregating $7,567,068 (representing principally the amortization of debt discount of $909,411, stock based compensation of $300,771 and the change in fair value of derivative liabilities of $5,776,254), an increase in accounts payable of $3,151,807, primarily due to $2,644,069 of December 2015 unpaid invoices for building the TRIC facility and deferred rent of $163,485. During the period from inception to December 31, 2014, cash flows used in operating activities were $567,612, consisting of a net loss of $2,373,751, offset by non-cash expenses of $2,123,200 and net changes in operating assets and liabilities of $(317,061).

During the year ended December 31, 2015 and the period from inception to December 31, 2014, cash flows used in investing activities were $25,043,496 and $(260,618), respectively. The increase for the year ended December 31, 2015 consisted principally of restricted cash of $11,667,315 (use restricted to cost of TRIC facility), land, facility and equipment for TRIC facility of $11,636,250, $1,000,000 deposit held by Green Bank and $593,531 deposit for the Alameda, CA corporate leased facility.

During the year ended December 31, 2015, cash flows provided by financing activities were $42,123,811 and consisted of the net proceeds from our IPO of $32,862,172 and net proceeds from a loan from Green Bank of $9,261,639. During the period from inception to December 31, 2014, cash flows from investing consisted principally of $5,363,331 in proceeds from the sale of convertible debt.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Index To Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2015 and 2014	F-2

Consolidated Statements of Operations for the year ended December 31, 2015 and the period from inception (June 20, 2014) to December 31, 2014	F-3

Consolidated Statements of Changes In Stockholders’ Equity for the year ended December 31, 2015 and the period from inception (June 20, 2014) to December 31, 2014	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2015 and the period from inception (June 20, 2014) to December 31, 2014	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aqua Metals, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Aqua Metals, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended 2015, and for the period from June 20, 2014 (inception) to December 31, 2014. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, including the results of their operations and their cash flows for the year ended December 31, 2015, and for the period from June 20, 2014 (inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Armanino LLP

San Ramon, CA

March 28, 2016

AQUA METALS, INC.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$20,140,667	$4,536,601
Restricted cash	11,667,315	-
Prepaid expenses and other current assets	146,987	13,406
Total current assets	31,954,969	4,550,007

Non-current assets
Property and equipment, net	8,808,387	245,641
Intellectual property, net	1,065,113	1,028,554
Equipment deposits	3,853,702	-
Other assets	1,593,531	-
Total non-current assets	15,320,733	1,274,195

Total assets	$47,275,702	$5,824,202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,192,113	$40,306
Accrued expenses	80,518	12,292
Short term notes payable	44,966	-
Accrued interest	-	65,589
Convertible notes payable, net	-	5,090,589
Total current liabilities	3,317,597	5,208,776

Deferred rent	1,071,129	-
Long term notes payable, net	9,221,786	-
Derivative liabilities	-	1,384,782
Total liabilities	13,610,512	6,593,558

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Common stock; $0.001 par; 50,000,000 shares authorized; 14,137,442 and
4,363,641 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	14,137	4,364
Additional paid-in capital	48,356,441	1,600,031
Accumulated deficit	(14,705,388)	(2,373,751)
Total stockholders' equity (deficit)	33,665,190	(769,356)

Total liabilities and stockholders' equity (deficit)	$47,275,702	$5,824,202

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Operations

	Year Ended December 31, 2015	Period from Inception (June 20, 2014) to December 31, 2014
Operating expenses
Operations and development costs	$2,280,604	$231,043
Business development and management costs	3,170,659	1,175,613
Total operating expenses	5,451,263	1,406,656

Loss from operations	(5,451,263)	(1,406,656)

Other expenses (income)
Increase in fair value of derivative liabilities	5,776,254	1,172,627
Interest expense	1,128,244	216,919
Interest income	(19,224)	(1,039)
Other income	(6,500)	(370)

Total other expenses, net	6,878,774	1,388,137

Loss before income tax expense	(12,330,037)	(2,794,793)

Income tax expense (benefit)	1,600	(421,042)

Net loss	$(12,331,637)	$(2,373,751)

Weighted average shares outstanding, basic and diluted	8,404,311	4,363,641

Basic and diluted net loss per share	$(1.47)	$(0.54)

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, June 20, 2014 (inception)	-	$-	$-	$-	$-

Common stock issued as reimbursement for expenses paid for by founders	261,819	262	39,575	-	39,837

Common stock issued for intellectual property contributed by founders	4,101,822	4,102	633,056	-	637,158

Issuance of consulting warrants	-	-	715,245	-	715,245

Debt discount - beneficial conversion feature on convertible notes	-	-	212,155	-	212,155

Net loss	-	-	-	(2,373,751)	(2,373,751)

Balances, December 31, 2014	4,363,641	$4,364	$1,600,031	$(2,373,751)	$(769,356)

Common stock issued upon initial public offering ("IPO"), net of offering costs	6,600,000	6,600	29,891,411	-	29,898,011

Common stock issued for over allotment of the IPO, net of offering costs	641,930	642	2,963,519	-	2,964,161

Conversion of convertible notes and accrued interest upon completion of the IPO	2,511,871	2,511	6,277,167	-	6,279,678

Extinguishment of benficial conversion feature derivative liability	-	-	6,279,677	-	6,279,677

Reclassification of financing warrants (from derivative liability to APIC) upon completion of IPO	-	-	881,359	-	881,359

Stock based compensation - stock options	-	-	300,771	-	300,771

Stock issued for consulting services	20,000	20	97,780	-	97,800

Warrants issued for consulting services	-	-	64,726	-	64,726

Net loss	-	-	-	(12,331,637)	(12,331,637)

Balances, December 31, 2015	14,137,442	$14,137	$48,356,441	$(14,705,388)	$33,665,190

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2015	Period from Inception (June 20, 2014) to December 31, 2014
Cash flows from operating activities:
Net loss	$(12,331,637)	$(2,373,751)
Reconciliation of net loss to net cash used in operating activities
Depreciation	89,064	1,298
Amortization of intellectual property	109,841	44,125
Fair value of warrants issued for consulting services	64,726	713,745
Fair value of common stock issued for consulting services	97,800	-
Fair value of common stock issued as reimbursement for expenses paid by founders	-	39,837
Stock option based compensation	300,771	-
Increase in fair value of derivative liabilities	5,776,254	1,172,627
Amortization of debt discount	909,411	151,568
Amortization of deferred financing costs	5,113	-
Non-cash convertible note interest expense	214,088	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(95,199)	(13,406)
Accounts payable	3,151,807	40,306
Accrued expenses	68,227	77,881
Deferred Income tax benefit	-	(421,842)
Deferred rent	163,485	-
Net cash used in operating activities	(1,476,249)	(567,612)

Cash flows from investing activities:
Increase in restricted cash	(11,667,315)	-
Purchases of property and equipment	(7,782,548)	(246,940)
Deposits	(3,853,702)	-
Other assets	(1,593,531)	-
Intellectual property	(146,400)	(13,678)
Net cash used in investing activities	(25,043,496)	(260,618)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	32,862,172	-
Proceeds from issuance of warrants	-	1,500
Proceeds from notes payable, net of issuance costs	9,261,639	-
Proceeds from convertible note payable	-	5,363,331
Net cash provided by financing activities	42,123,811	5,364,831

Net increase in cash and cash equivalents	15,604,066	4,536,601
Cash and cash equivalents at beginning of period	4,536,601	-

Cash and cash equivalents at end of period	$20,140,667	$4,536,601

Supplemental disclosure of cash flow information:
Cash paid for interest	$103,078	$262
Cash paid for income taxes	$1,600	$-

Non-cash investing activities
Tenant improvement allowances	$869,262	$0

Non-cash financing activities
Fair value of consulting warrants	$64,726	$715,245
Fair value of financing warrants	881,359	-
Fair value of common stock issued for intellectual property, net of tax	-	637,158
Fair value of common stock issued to founders as reimbursement for expenses paid prior to inception	-	39,837
Fair value of common stock issued upon conversion of convertible notes and accrued interest	6,279,678	-
Increase in additional paid in capital upon extinguishment of beneficial conversion feature derivative liability	6,279,677	-
Fair value of common stock issued to consultants	97,800	-
Total non-cash financing activities	$13,603,240	$1,392,240

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

1.        Organization and Operations

Aqua Metals, Inc. (the "Company") was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (“Subsidiaries”), both incorporated in Delaware. The Company has developed an innovative process for recycling lead acid batteries. The Company intends to manufacture the equipment it has developed, and will also operate lead acid battery recycling facilities. Construction of the first recycling facility is in progress in McCarran, Nevada (“NV”).

Liquidity and Management Plans

As of December 31, 2015, the Company had not yet completed the development of its facility and had not yet recorded any revenues. Since inception, the Company’s primary activities have consisted of developing its technology, developing its business plan, raising capital, constructing a new facility, and recruiting and hiring its workforce and executive team. To date, these activities have been funded primarily through the sale of convertible notes (“Convertible Notes”) (see note 8 - Private Placement), and the funding of the Company’s initial public offering (“IPO”), which was consummated on July 31, 2015 (see note 12 – Stockholders’ Equity (Deficit)).

The Company has not generated revenues since its inception and had net losses of $12,331,637 and $2,373,751 for the year ended December 31, 2015 and the period ended December 31, 2014, respectively. The Company expects that cash on hand as of December 31, 2015 will be sufficient to fund the Company’s operations into positive cash flow from the first recycling plant in McCarran, NV.

2.        Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements are prepared on the accrual method of accounting.

The accounting and reporting policies of the Company conform with generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2015 and the period ended December 31, 2014.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

2.        Summary of Significant Accounting Policies (continued)

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount and valuation of long-lived assets, the valuation of conversion features of convertible debt, valuation allowances for deferred tax assets, the determination of stock option expense, and the determination of the fair value of stock warrants issued. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents. The Company maintains its cash balances in large financial institutions. Periodically, such balances may be in excess of federally insured limits.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease.

Intangible and other long-lived assets

The intangible assets consists of a patent application contributed to the Company by five founding stockholders, patent applications for technology developed by the Company and trademark applications. The useful life of the intangible assets has been determined to be ten years and the assets are being amortized. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. The Company evaluates the need to record impairment during each reporting period. No impairment has been recorded. The Company determined that the estimated life of the intellectual property properly reflected the current remaining economic life of the asset.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

2.        Summary of Significant Accounting Policies (continued)

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

Convertible instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with "Derivative and Hedging Activities," ("ASC 815") and " Distinguishing Liabilities from Equity" ("ASC 480"), which require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative's instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments which have been determined to be free standing derivative financial instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market each reporting date based on current fair value, with the changes in fair value reported in results of operations. The convertible instruments were converted into common stock August 5, 2015. The Company has no hybrid contracts as of December 31, 2015.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

2.        Summary of Significant Accounting Policies (continued)

Fair value measurements

The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, equipment deposits, accounts payable, accrued expenses and deferred rent approximate fair value due to the short-term nature of these instruments. The carrying value of short and long term debt also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

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

The asset or liability's fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the liabilities that are measured at fair value on a recurring basis at December 31, 2014, consisting of certain Financing Warrants and the conversion feature of the Company’s Convertible Notes, both of which are more fully described in Note 8:

	Total	Level 1	Level 2	Level 3
Derivative liabilities:
Conversion feature	$1,108,955	$-	$-	$1,108,955
Financing Warrants	275,827	-	-	275,827
Total	$1,384,782	$-	$-	$1,384,782

AQUA METALS, INC.

Notes to Consolidated Financial Statements

2.        Summary of Significant Accounting Policies (continued)

Fair value measurements (continued)

There are no assets or liabilities that are measured at fair value on a recurring basis at December 31, 2015.

The following table sets forth a summary of the changes in the fair value of the Company's Level 3 financial liabilities that were measured at fair value on a recurring basis:

Balance at inception (June 20, 2014)	$-
Aggregate fair value of Financing Warrants upon issuance	212,155
Change in fair value of conversion feature and Financing Warrants	1,172,627
Balance at December 31, 2014	$1,384,782
Change in fair value of conversion feature and Financing Warrants	5,776,254
Extinguishment of beneficial notes and accrued interest at time of IPO	(6,279,677)
Reclassification of financing warrants upon completion of IPO	(881,359)

Balance at December 31, 2015	$-

As of December 31, 2014, the conversion feature of the Convertible Notes was measured at fair value using a Monte Carlo simulation and classified within Level 3 of the valuation hierarchy. The warrant liability for the Financing Warrants was measured at fair value using a Black-Scholes-Merton valuation model and is classified within Level 3 of the valuation hierarchy.

As of December 31, 2014, Level 3 liabilities were valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company's chief financial officer determined its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations were the responsibility of the Company's chief financial officer with support from the Company's consultants and which are approved by the chief financial officer.

As of December 31, 2014, Level 3 financial liabilities consisted of the derivative liabilities for which there was no current market for these securities such that the determination of fair value required significant judgment or estimation. Prior to conversion, changes in fair value measurements categorized with Level 3 of the fair value hierarchy were analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

2.        Summary of Significant Accounting Policies (continued)

Fair value measurements (continued)

The Company used a Monte Carlo model to value certain Level 3 financial liabilities at inception and on subsequent valuation dates. The simulation incorporated transaction details such as the Company's stock price, contractual terms, maturity, risk free rates and volatility. The Company also used a Black-Scholes-Merton economic model to measure the Financing Warrants and certain Consulting Warrants (which are more fully described in Note 12) at issuance. Prior to conversion into equity, the Financing Warrants were re-valued using a Black-Scholes-Merton economic model for each reporting date.

A significant decrease in the volatility or a significant decrease in the Company's stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the value of the derivative liabilities are recorded within other expense (income) in the Company's consolidated statements of operations.

In accordance with the provisions of ASC 815, the Company presented the conversion feature and Financing Warrant liability at fair value on the consolidated balance sheets, with the corresponding changes in fair value recorded in the Company's consolidated statements of operations.

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or a settlement in the Company's own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock as defined in ASC 815-40 “(Contracts in Entity's Own Equity)”. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control) or (ii) gives the counterparty a net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

Net loss per common share

The Company reports net loss per share in accordance with the standard codification of ASC “Earnings per Share” (“ASC 260”). Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing earnings available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share for all periods presented exclude the impact of convertible notes and warrants to purchase common stock, as the effect would be anti-dilutive. During a loss period, the assumed exercise of in-the-money stock warrants and other potentially diluted instruments has an anti-dilutive effect and, therefore, these instruments are excluded from the computation of dilutive earnings per share.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

2.        Summary of Significant Accounting Policies (continued)

Fair value measurements (continued)

Potentially dilutive securities in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Year Ended	Period Ended
	December 31, 2015	December 31, 2014
Consulting warrants to purchase common stock	443,447	145,455
Options to purchase common stock	752,324	-
Financing, IPO, and O-A warrants to purchase common stock	550,259	41,865
Total potential dilutive securities	1,746,030	187,320

Recent accounting pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17. “Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes.” This ASU eliminates the existing requirements for a Company to separate deferred tax assets and liabilities into current and non-current amounts in a classified statement of financial position. The new guidance requires that all deferred tax assets and liabilities now be classified as non-current in a classified statement of financial position. This ACU is effective for annual reporting periods beginning after December 31, 2016, and interim periods therein. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

3.        Restricted cash

The restricted cash balance at December 31, 2015 is comprised of funds held in escrow at Green Bank for the purpose of paying for the construction of the lead recycling plant building in McCarran, NV. The building is expected to be completed in the second quarter of 2016. As of December 31, 2015, $2,644,069 of the outstanding accounts payable balance is to be paid out of the escrowed funds.

4.        Property and equipment, net

Property and equipment, net, consisted of the following as of December 31:

	Useful Life
Asset Class	(Years)	2015	2014
Demonstration equipment	5	$297,347	$196,671
Shop equipment	5	58,638	18,750
Lab equipment	5	51,508	-
Computer equipment	3	71,519	11,089
Leasehold improvements	5-7	1,086,351	15,848
Office equipment	5	9,238	4,581
Building under construction	25	5,681,435	-
Equipment under construction	10	595,210	-
Land	-	1,047,503	-
		8,898,749	246,939
Less: accumulated depreciation		(90,362)	(1,298)
		$8,808,387	$245,641

AQUA METALS, INC.

Notes to Consolidated Financial Statements

4.        Property and equipment, net (continued)

Depreciation expense was $89,064 and $1,298 for the year ended December 31, 2015 and for the period from inception (June 20, 2014) through December 31, 2014, respectively. Building under construction is the 136,750 square foot lead acid battery recycling plant being built in McCarran, NV. Equipment under construction is AquaRefining modules manufactured by the Company to be used in the McCarran, NV recycling plant.

Certain costs necessary to make the recycling facility ready for its intended use have been capitalized, including interest expense on notes payable. Capitalized interest totaled $98,333 and $0 for the year ended December 31, 2015 and period ended December 31, 2014.

5.        Intellectual Property

On July 3, 2014, five of the founding stockholders contributed the rights to certain intellectual property to the Company in exchange for the issuance of 4,101,822 shares with a fair value of $1,059,000. This contribution was recorded as an intangible asset with an offset to additional paid in capital for $637,158 and deferred taxes for $421,842. The fair market value of the intellectual property was determined by management with the assistance of an independent valuation specialist using an equal weighting of the incremental cash flow and relief from royalty methodologies.

Both methodologies used a discount rate of 50%. The discounted cash flow approach used a 10 year forecast and a 20% probability of achieving commercial success. The forecast assumed 85% of revenue is generated from sales of lead processed in Company owned and operated recycling plants and 15% of revenue is generated from license fees. The relief from royalty method used revenues equal to 50% of management’s discounted cash flow forecast and a license rate of 1.5% of revenue.

The increase of $146,400 in 2015 is due to fees associated with additional patent and trademark filings.

Intellectual property, net, is comprised of the following as of December 31:

	2015	2014
Intellectual property	$1,219,080	$1,072,680
Accumulated amortization	(153,967)	(44,126)
Intellectual property, net	$1,065,113	$1,028,554

AQUA METALS, INC.

Notes to Consolidated Financial Statements

5.        Intellectual Property (continued)

Aggregate amortization expense for the year ended December 31, 2015 and the period from inception (June 20, 2014) through December 31, 2014 was $109,841 and $44,125 respectively.

Estimated future amortization expense is as follows as of December 31, 2015;

2016	$121,898
2017	121,898
2018	121,898
2019	121,898
2020	121,898
Thereafter	455,623
Total	$1,065,113

6.        Equipment Deposits

The Company’s deposit balances are comprised of $58,989 for furniture and equipment to be delivered and installed in the Company’s Alameda, California (“CA”) headquarters during the first quarter of 2016 and $3,794,713 for equipment to be installed at the plant in McCarran, NV during the second quarter of 2016.

7.        Other Assets

The Company’s other asset balance is made up of a security deposit for the Alameda headquarters lease, totaling $593,531, and a certificate of deposit totaling $1,000,000, held by Green Bank as collateral for the AMR construction note payable balance (see note 11).

The lease deposit will be released in three installments. On June, 2017, $275,000 will be released, followed by $275,000 on June 2018 and the remainder will be released at the end of the lease term.

The deposit with Green Bank will be released after AMR has three consecutive months of positive cash flow from operations.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

8.        Private Placement

Convertible notes

On October 31, 2014, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with accredited investors (the "Investors"), pursuant to which the Company issued an aggregate of $6,000,000 principal amount of senior secured convertible notes (the "Convertible Notes"). In connection with the sale of the Convertible Notes (the "Bridge Financing"), the Company entered into a registration rights agreement (the "Registration Rights Agreement") and a security agreement (the "Security Agreement") with the Investors. The closing of the Bridge Financing was completed October 31, 2014. Upon issuance, the Convertible Notes bore simple interest at 6% per annum and upon the occurrence of any specified event of default, the Convertible Notes would bear interest at 12% per annum and were scheduled to mature on December 31, 2015.

The principal and interest of the Convertible Notes were convertible into the Company's common stock at a conversion price between $1.67 and $2.50 per share depending on the facts and circumstances at the time of the conversion (see below). The Convertible Notes were required to be converted upon a qualifying IPO, if any, in which case the conversion price was to be equal to 50% of the price to the public in such offering (but not more than $2.50 or less than $1.67 per share).

In the event of an optional conversion by the holder of a Convertible Note, the conversion price would be $2.50. The conversion price under the Convertible Notes was further subject to adjustments in the event of stock splits, combinations or the like and upon certain other events, all as provided in the Convertible Notes.

The aggregate amount of accrued interest on the Convertible Notes was $65,589 as of December 31, 2014. The Company had an IPO on July 31, 2015 and the Convertible Notes and accrued interest were converted into 2,400,000 and 111,871 shares of the Company common stock, respectively, at a conversion price of $2.50 per share.

Pursuant to the terms of the Convertible Notes, the conversion price was subject to adjustments in the event of an IPO, other financing and upon certain other events. The embedded conversion feature was not clearly and closely related to the host instrument and was bifurcated from the host Convertible Notes as a derivative, principally because the instrument's variable exercise price terms would not qualify as being indexed to the Company's own common stock. Accordingly, this conversion feature instrument was classified as a derivative liability in the accompanying consolidated balance sheet as of December 31, 2014. Derivative liabilities were initially recorded at fair value and were then re-valued at each reporting date, with changes in fair value recognized in earnings during the reporting period.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

8.        Private Placement (continued)

Convertible notes (continued)

The Company determined that the initial fair value of the embedded conversion option was $212,155. From the aggregate principal amount of the Convertible Notes of $6,000,000, the Company deducted in full the fair value of the embedded conversion feature, and offering costs of $848,824 as a debt discount. The debt discount was amortized under the effective interest method over the term of the Convertible Notes. The balance of Convertible Notes as of December 31, 2014 was as follows:

Face value of the Convertible Notes	$6,000,000
Debt discount and value of embedded option, net of amortization	(909,411)
Convertible Notes, net	$5,090,589

The Company calculated the fair value of the embedded conversion feature of the Convertible Notes using the Monte Carlo simulation, with the observable assumptions as provided in the table below. The significant unobservable inputs used in the fair value measurement of the reporting entity's embedded conversion feature were expected stock prices, levels of trading and liquidity of the Company's stock. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

	As of	As of
	October 31,	December 31,
	2014	2014
Fair value of stock price on valuation date	$1.77	$2.18
High collar	$2.50	$2.50
Low collar	$1.67	$1.67
Term (years)	0.75	0.58
Expected volatility	80%	80%
Weighted average risk-free interest rate	0.11%	0.14%
Trials	50,000	50,000
Aggregate fair value	$212,155	$1,108,955

The fair value of the embedded conversion feature at the time of the IPO and note conversion into common shares of the Company was $6,279,677.

On September 8, 2014, the Company entered into an agreement (the "Placement Agent Agreement") with National Securities Corporation ("NSC") pursuant to which the Company appointed NSC to act as the Company's placement agent in connection with the sale of the Company's securities ("Offering or Offerings"). Specifically, NSC was the placement agent in connection with the sale of its Convertible Notes. The Placement Agent Agreement had an initial term of 180 days after which it will continue in effect until it's terminated by either party with 60 days written notice to the other party.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

8.        Private Placement (continued)

Convertible notes (continued)

In connection with the sale of the Convertible Notes, the Company paid NSC a cash fee of $553,490 and issued on October 31, 2014 to NSC warrants ("Financing Warrants") to purchase shares of the Company's common stock. NSC subsequently transferred a portion of the Financing Warrants to associated persons. The Financing Warrants were fully vested upon issuance, have a term of five years, and are immediately exercisable, provided that upon the Company's consummation of an IPO, the Financing Warrants may not be exercised until 90 days after the consummation of the IPO. Pursuant to the terms of the Financing Warrants, the per share exercise price is determined based upon 120% of the conversion price of the Convertible Notes upon the consummation of the IPO, or upon other events under which the Convertible Notes may convert. As of December 31, 2015 and at December 31, 2014 the Financing Warrants were exercisable into 251,187 and 220,268, respectively, shares of the Company’s common stock assuming an exercise price of $3.00 per share (calculated as 120% of the Convertible Notes conversion price of $2.50 per share).

The warrant holders have certain registration rights with respect to the common stock issued upon exercise of the Financing Warrants.

The Company calculated the fair value of the Financing Warrants using a Black Scholes Merton model with the assumptions provided in the table below. The fair market value of the stock used prior to the IPO was from 409A valuations prepared by an outside consultant.

Provided below are the principal assumptions used in the initial and subsequent measurement of the fair values of the Financing Warrants:

	10/31/14	12/31/14	8/5/15
Fair market value of shares	$1.77	$2.18	$5.00
Assumed exercise price	$3.00	$3.00	$3.00
Term in years	5	4.84	4.25

Volatility	80%	80%	80%
Annual rate of dividends	0%	0%	0%
Discount rate	1.62%	1.65%	1.55%
Call option value	$0.88	$1.14	$3.51
Warrant shares issuable	220,268	220,268	251,187
Warrants fair value	$212,155	$275,827	$881,359

AQUA METALS, INC.

Notes to Consolidated Financial Statements

8.        Private Placement (continued)

Convertible notes (continued)

The initial fair value of the Financing Warrants was accounted for as a derivative issuance cost and along with the other private placement costs was amortized over the life of the Convertible Notes. During the year ended December 31, 2015 and the period from inception (June 20, 2014) through December 31, 2014, the Company recorded an increase of $605,532 and $63,672, respectively, in the fair value of the Financing Warrant as a change in the fair value of derivative liabilities within the statements of operations. On August 5, 2015, after the conclusion of the IPO, the financing warrants fair value was fixed and the derivative liability of $881,359 was reclassified to additional paid in capital.

9.        Convertible Note Issuance Costs

The costs associated with the issuance of the Convertible Notes were recorded as a reduction to the carrying amount of the Convertible Notes and were amortized as interest expense within the statements of operations over the 14-month life of the notes:

Issuance costs are as follows:

December 31,
2014
Placement fee	$553,490
Fair value of Financing Warrants at time of issue	212,155
Attorney fees	79,679
Escrow fees	3,500
Beneficial conversion feature	212,155
Accumulated amortization	(151,568)
Net issuance costs	$909,411

Convertible Notes	$6,000,000
Convertible Notes discount, net of amortization	(909,411)
Convertible Notes, net of discount	$5,090,589

The amount of issuance cost amortized as interest expense on the statements of operations was $909,411 and $151,568 for the year ended December 31, 2015 and the period from inception (June 20, 2014) through December 31, 2014, respectively. Upon completion of the IPO, all remaining unamortized debt discount and BCF were immediately expensed.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

10.      Deferred Rent

On August 7, 2015, the Company signed a lease for 21,697 square feet of mixed office and manufacturing space in Alameda, CA. The term of the lease is 76 months plus 6 months pre commencement date for tenant improvement construction. The total cost of the lease is $3,033,241 which is being amortized over 82 months at approximately $36,991 per month. As of December 31, 2015 the landlord had paid for $869,262 in tenant improvements. The tenant improvements cost has been included in owned assets and deferred rent and is being amortized over the life of the lease. Net deferred rent expense for the period ended December 31, 2015 was $163,485. The December 31, 2015 short term deferred rent balance of $38,382 is included in prepaid expenses and other current assets and the remaining liability of $1,071,129 is classified as long term deferred rent.

The future minimum payments related to the lease are as follows as of December 31, 2015:

2016	$273,382
2017	476,249
2018	490,786
2019	506,408
2020	522,030
Thereafter	764,386
Total minimum lease payments	$3,033,241

11.      Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. The first twelve months interest only is payable and thereafter monthly payments of interest and principal are due. The interest rate will adjust on the first day of each calendar quarter equal to or greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0, a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all covenants as of and for the year ending December 31, 2015.

The net proceeds of the loan was deposited into an escrow account at Green Bank. The funds will be released as payment for the building being constructed in McCarran, NV to house AMR’s lead acid recycling operation. Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, accessions and a certificate of deposit in the amount of $1,000,000.

The loan is guaranteed by the United States Department of Agriculture Rural Development (“USDA”), in the amount of 90% of the principal amount of the loan. The Company paid a guarantee fee to the USDA in the amount of $270,000 at the time of closing and will be required to pay to the USDA an annual fee in the amount of 0.50% of the guaranteed portion of the outstanding principal balance of the loan as of December 31 of each year.

The December 31, 2015 long term note balance is comprised of $1,336 due to Thermo Fisher Financial Service and $9,220,450, net of issuance costs, due to Green Bank.

The December 31, 2015 short term note balance is comprised of $16,034 due to Thermo Fisher Financial Service and $28,932 due to Green Bank.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

11.      Notes Payable (continued)

The costs associated with obtaining the loan were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense within the statements of operations over the twenty-one year life of the loan.

Issuance costs are as follows:

December 31,
2015
USDA guarantee fee	$270,000
Broker commission	211,404
Origination fee	200,000
Legal fees	38,160
Construction services	15,133
Title insurance	11,700
Miscellaneous fees	9,334
Accumulated amortization	(5,113)

Net loan costs	$750,618

Loan	$10,000,000
Loan, short term	(28,932)
Loan discount net of amortization	(750,618)
Loan, long term, net of discount	$9,220,450

The future principal payments related to the Green Bank and Thermo Fisher Financial Service notes are as follows as of December 31, 2015:

2016	$44,966
2017	181,125
2018	190,877
2019	202,650
2020	215,149
Thereafter	9,182,603
Total loan payments	$10,017,370

12.      Stockholders’ Equity (Deficit)

Authorized capital

Pursuant to the Company's original certificate of incorporation, on June 20, 2014, the Company authorized 5,000 shares of common stock with no par value.

On September 24, 2014, pursuant to an amendment of the Company's certificate of incorporation, the Company increased to 50,000,000 the authorized number of shares of common stock, par value of $0.001 per share.

The holders of the Company's common stock are entitled to one vote per share. Holders of common stock are entitled to receive a ratable share of dividends, if any, as may be declared by the board of directors.

On June 20, 2014, the Company issued 1,000 shares of common stock to seven founders of the Company. A total of $39,837 in expenses incurred prior to incorporation and rights to certain intellectual property with a fair value of $1,059,000 (see note 5) was deemed to be contributed by the founders of the Company.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

12.      Stockholders’ Equity (Deficit) (continued)

Authorized capital (continued)

On September 24, 2014, the Company had a forward stock split whereby each share of issued common stock was converted into 4,800 shares of common stock of the Company.

On June 24, 2015, the Company had reverse stock split whereby each share of issued common stock was converted into 0.91 shares of common stock of the Company. All share and per share amounts in the period preceding the stock split have been adjusted to reflect the split retroactively.

On June 9, 2015, the Company filed a registration statement on form S-1 with the Securities and Exchange Commission. The registration was for the sale of 6,600,000 shares of common stock to raise proceeds of $33,000,000 at an issue price of $5.00 per share. On July 31, 2015, the common shares of the Company began trading on the NASDAQ capital markets. On July 31, 2015, the Company sold 6,600,000 shares of common stock for $33,000,000 less commissions of $2,524,500 and expenses of $577,489 for net proceeds of $29,898,011. The form S-1 included an over-allotment option of 990,000 common shares. On August 13, 2015, the Company sold 641,930 shares of the over-allotment option for $3,209,650 less commissions of $245,489 for net proceeds of $2,964,161.

On November 2, 2015, the Company issued 20,000 shares of common stock to Insight Capital Consultants Corporation for work performed for the Company.

Warrants issued

On September 8, 2014, the Company entered into a consulting agreement with Liquid Patent Consulting, LLC ("LPC"), pursuant to which LPC agreed to provide management, strategic and intellectual property advisory services. The Consulting Agreement had an initial term of 180 days after which it will continue in effect until it is terminated by either party with 30 days written notice to the other party.

As consideration for services provided under the Consulting Agreement the Company issued warrants ("Consulting Warrants") to LPC for the purchase of an aggregate of 436,364 shares of the Company's common stock. LPC subsequently transferred a portion of the Consulting Warrants to a third party.

The Consulting Warrants vested upon issue, have a term of three years, an exercise price of $0.0033475 per share and are immediately exercisable, provided that upon the Company's consummation of an IPO, the Consulting Warrants may not be exercised until 90 days after the consummation of the IPO. The Consulting Warrants may be exercised on a cashless basis.

In connection with underwriting the IPO, the Company issued on August 5, 2015 to NSC warrants (“IPO Warrants”) to purchase 660,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The IPO Warrants were fully vested upon issuance, are not exercisable until July 30, 2016 and have a term of five years. The registration statement with the Securities and Exchange Commission included an over-allotment of shares available for sale in addition to the IPO. On August 13, 2015, the Company issued warrants to NSC (“O-A Warrants”) to purchase 64,193 shares of the Company’s common stock at an exercise price of $6.00 per share for underwriting the over-allotment sale of shares. The O-A Warrants were fully vested upon issuance, are not exercisable until July 30, 2016 and have a term of five years. The fair values were recorded as an increase to IPO costs and or increase to additional paid in capital.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

12.     Stockholders’ Equity (Deficit) (continued)

Warrants issued (continued)

On October 31, 2015, the Company issued warrants to a consultant to purchase 12,500 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants were fully vested on issuance and expire on July 30, 2018. The fair value of the warrants, calculated by the Black-Scholes-Merton method, $28,460 was recorded to business development and management costs and additional paid in capital in 2015.

On November 2, 2015, the Company issued warrants to a consultant to purchase 30,000 shares of the Company’s common stock at an exercise price of $6.00. The warrants were fully vested upon issuance and have a term of one year. The fair value of the warrants, calculated by the Black-Scholes-Merton method, $36,266 was recorded to business development and management costs and additional paid in capital in 2015.

Provided below are the principal assumptions used in the measurement of the fair values of the warrants.

	Consulting	IPO	O-A	Consulting	Consulting
	09/08/14	08/05/15	08/13/15	10/31/15	11/02/15
Fair market value of shares	$1.64	$5.00	$5.36	$5.00	$4.89
Assumed exercise price	$0.0034375	$6.00	$6.00	$3.00	$6.00
Term in years	3	5	5	2.75	1
Volatility	80%	80%	80%	80%	80%
Annual rate of dividends	0%	0%	0%	0%	0%
Discount rate	1.02%	1.64%	1.57%	1.26%	1.26%
Call option value	$1.49	$3.05	$3.34	$2.28	$1.21
Warrant shares issued	436,364	660,000	64,193	12,500	30,000
Warrants fair value	$713,745	$2,013,870	$214,243	$28,460	$36,266

Stock based compensation

In 2014, the Board of Directors adopted the Company's stock incentive plan (the "2014 Plan") under which a maximum of 1,363,637 shares of common stock were authorized for issuance. The 2014 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2014 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

12.      Stockholders’ Equity (Deficit) (continued)

Stock based compensation (continued)

The stock-based compensation expense recorded was allocated as follows:

		Period From
	Year Ended	Inception (June 20, 2014)
	December 31, 2015	to December 31, 2014
Operations and development costs	$119,144	$-
Business development and management costs	181,627	-
Total	$300,771	$-

The following assumptions were used in the Black-Scholes-Merton option pricing model to estimate the fair value of the awards granted during the year ended December 31, 2015.

Expected stock volatility	80%
Risk free interest rate	1.32% - 1.75%
Expected years until exercise	3.42 - 3.5
Dividend yield	0.00%

The following table summarizes the stock option activity for the year ended December 31, 2015.

		Weighted Average
		Exercise Price	Weighted-Average
	Number of Shares	Per Share	Remaining Term
Outstanding as of December 31, 2014	-	-	-

Granted	777,779	$3.94	4.4years
Forfeited	(25,455)	$3.56	-
Outstanding as of December 31, 2015	752,324	$3.95	4.4years
Vested and exercisable as of December 31, 2015	-	-	-

The unrecognized compensation expense for outstanding stock options is $1,351,837 as of December 31, 2015.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

13.      Commitments and Contingencies

Lease commitments

On October 10, 2014, the Company entered into an operating lease for its current Oakland facility through April 2018. The future minimum payments related to this lease are as follows as of December 31, 2015:

2016	$38,000
2017	39,200
2018	13,200
Total minimum lease payments	$90,400

During the year ended December 31, 2015 and the period from inception (June 20, 2014) through December 31, 2014, the Company has incurred total rent expense related to this lease, including facility fees, of $38,105 and 42,500, respectively.

See note 10 for lease commitments associated with our Alameda Facility.

Legal proceedings

The Company is not subject to any legal proceedings as of December 31, 2015.

14.      Income Taxes

Net loss before tax provision consists of the following:

	Year ended	Inception (June 20, 2014)
	December 31, 2015	to December 31, 2014
U.S.	$(12,330,037)	$(2,794,793)
Foreign	-	-
	$(12,330,037)	$(2,794,793)

AQUA METALS, INC.

Notes to Consolidated Financial Statements

14.      Income Taxes (continued)

The components of the provision for (benefit from) income tax expense consist of the following for the periods indicated:

	Year ended	Inception (June 20, 2014)
	December 31, 2015	December 31, 2014
Current
Federal	$-	$-
State	1,600	800

Deferred
Federal	$-	$(360,060)
State	-	(61,782)
Total provision for (benefit from) income taxes	$1,600	$(421,042)

Reconciliation of the statutory federal income tax rates consist of the following for the periods indicated:

	Year ended	Inception (June 20, 2014)
	December 31, 2015	December 31, 2014

Tax at federal statutory rate	34.00%	34.00%
State tax, net of federal benefit	5.83	5.81
Change in derivative liability	(18.66)	(16.71)
Valuation allowance	(20.53)	(5.70)
Other	(0.65)	(2.33)
Effective income tax rate	(0.01)%	15.07%

The components of deferred tax assets (liabilities) included on the consolidated balance sheet are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets
Warrants	$284,316	$284,313
Start-up costs	1,840,329	276,445
Net operating losses	770,915	48,562
Credits	57,826	26,050
Other	110,932	517
Total gross deferred tax assets	3,064,318	635,887
Valuation allowance	(2,682,406)	(167,618)
Total gross deferred tax assets
(net of valuation allowance)	$381,912	$468,269

Deferred tax liabilities
Patents	(381,912)	(404,266)
Others	-	(64,003)
Total gross deferred tax liabilities	(381,912)	(468,269)
Net deferred tax assets	$-	$-

AQUA METALS, INC.

Notes to Consolidated Financial Statements

14.       Income Taxes (continued)

Based on the available objective evidence at this time, management believes that it is more likely than not that the deferred tax assets of the Company will not be fully realized for the year ended December 31, 2015 and period from inception (June 20, 2014) to December 31, 2014. Accordingly, management has applied a full valuation allowance against net deferred tax assets at December 31, 2015 and December 31, 2014.

The Company has Federal and California net operating loss carry-forwards of approximately $1,939,000 and $1,929,000, respectively, available to reduce future taxable income which will begin to expire in December 31, 2034 for Federal and California purposes.

At December 31, 2015, the Company had research and development credits carryforward of approximately $53,000 and $45,000 for Federal and California income tax purposes, respectively.

If not utilized, the Federal research and development credits carryforward will begin to expire in December 31, 2034. The California credits can be carried forward indefinitely.

Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards prior to utilization.

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2015, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgement and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2015, the Company’s total amount of unrecognized tax benefit was approximately $29,000 that did not affect the effective tax rate. The Company does not expect its unrecognized benefits to change materially over the next twelve months.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

The Company files income tax returns with the United States federal government and the State of California. The Company’s tax returns for the prior year remains open to audit for Federal and California purposes. This year is open due to net operating losses and tax credits unutilized.

15.      Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were effective as of December 31, 2015 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are our directors and officers.

Name	Age	Position

Stephen R. Clarke	58	President, Chief Executive Officer and Chairman of the Board
Thomas Murphy	63	Chief Financial Officer and Director
Selwyn Mould	55	Chief Operating Officer
Stephen Cotton	49	Chief Commercial Officer
Vincent L. DiVito	56	Director
Mark Slade	54	Director

Stephen R. Clarke is a co-founder of our company and has served as our president, chief executive officer and chairman of our board directors since inception in June 2014. From May 2013 to June 2014, Dr. Clarke, along with Mr. Mould and others, engaged in research and development that ultimately lead to their development of the AquaRefining process. From 2008 to May 2013, Dr. Clarke was employed as the chief executive officer of Applied Intellectual Capital, Ltd., an Isle of Jersey company co-founded by Dr. Clarke in 1999 to engage in the business of incubating and developing electro-chemical technologies. Dr. Clarke holds a Ph.D. in computer simulation and manufacturing management from The University of Aston, UK, a BSc in mechanical engineering from Nottingham Trent University, UK and an MSc/MBA in engineering enterprise management from The University of Warwick, UK.

Dr. Clarke has extensive knowledge of the battery industry and electro-chemical technologies from his senior management position with Applied Intellectual Capital, Ltd. As a result of these and other professional experiences, our board of directors has concluded that Mr. Clarke is qualified to serve as a director.

Thomas Murphy is a co-founder of our company and has served as our chief financial officer and a member of our board directors since inception in June 2014. From May 2013 to June 2014, Mr. Murphy worked alongside Mr. Clarke and Mr. Mould in the development of the AquaRefining process and our current business. From September 2009 to May 2013, Mr. Murphy served as chief financial officer of Applied Intellectual Capital, Ltd. In addition Mr. Murphy has over 30 years’ experience in senior financial positions working in publishing, construction and aviation industries.

Mr. Murphy has extensive knowledge of accounting issues and business operations in the markets in which we operate from his experience as chief financial officer of Applied Intellectual Capital, Ltd. As a result of these and other professional experiences, our board of directors has concluded that Mr. Murphy is qualified to serve as a director.

Selwyn Mould is a co-founder of our company and has served as our chief operating officer since inception in June 2014. From May 2013 to June 2014, Mr. Mould, along with Mr. Clarke and others, engaged in research and development that ultimately lead to their development of the AquaRefining process. From 2008 to May 2013, Mr. Mould served as chief operating officer of Applied Intellectual Capital, Ltd. From 1999 to 2007, Mr. Mould served as head of supply chain for Group Lotus Plc, the sports car manufacturer and engineering consultant. Prior to that he was head of logistics for Pilkington Plc. In his earlier career, Mr. Mould was a production manager for Chloride Industrial Batteries Ltd. Mr. Mould holds an MA in natural sciences from the University of Cambridge with a major in chemistry.

Stephen Cotton has served as our chief commercial officer since January 2015. Mr. Cotton co-founded Canara, Inc. in December 2001 and served as its chief executive officer through the sale of the company to a private equity firm in June 2012, after which he served as executive chairman until April 2014. Canara is a global provider of stationary battery systems with integrated monitoring systems and cloud-based monitoring services to many of the largest data center operators. From April 2014 to January 2015, Mr. Cotton managed his private investments.

Vincent L. DiVito has served as a member of our board of directors since May 2015. Since April 2010, Mr. DiVito has served as the owner and chief executive officer of Vincent L. DiVito, Inc., a financial and management consulting firm. From January 2008 to April 2010, Mr. DiVito served as president of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey, and also served as chief financial officer and treasurer of Lonza America, Inc. from September 2000 to April 2010. Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange. From 1990 to September 2000, Mr. DiVito was employed by Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, first as its director of business development and later as its vice president and chief financial officer. Mr. DiVito is a certified public accountant and certified management accountant and is a National Association of Corporate Directors Board Leadership Fellow. He has served on the board of directors and chairman of the audit committee of Entertainment Gaming Asia Inc., a Nasdaq listed company gaming company, since October 2005 and also served as a member of the board of directors of Riviera Holdings Corporation, formerly an AMEX listed gaming and resort company, from July 2002 until the consummation of a change in control of the corporation in March 2011.

Mr. DiVito has extensive knowledge of accounting and corporate governance issues from his experience serving on various corporate boards of directors and has extensive operational knowledge as a result of his experience as a senior executive officer of major corporations. As a result of these and other professional experiences, our board of directors has concluded that Mr. DiVito is qualified to serve as a director.

Mark Slade has served as a member of our board of directors since June 2015. Mr. Slade was the chief executive officer and founder of Marex Financial Ltd, one of Europe’s leading independent commodity brokers, from January 2006 to January 2011. Marex was a member of the London Metal Exchange, Intercontinental Exchange, The London International Financial Futures and Options Exchange and Eurex Exchange, with offices in London, Geneva and New York. Since leaving Marex Financial, Mr. Slade has held a number of advisory and executive roles. From December 2011 to December 2012, he was an advisor on international business development to the Hong Kong Mercantile Exchange. From January 2013 to July 2013, Mr. Slade was chief executive officer of London Capital Group. Since January 2015, Mr. Slade has served as an advisor on strategy and business development to Tower Trading Group Ltd. In addition to his corporate roles, Mr. Slade also held a number of board and committee appointments within the commodity futures industry, including being a board member of the London Metal Exchange (1999 – 2006) and the Futures and Options Association (2005-2008).

Mr. Slade has extensive knowledge of the metals and other commodity markets from his experience serving as a senior executive officer and consultant to commodity trading and brokerage firms. As a result of these and other professional experiences, our board of directors has concluded that Mr. Slade is qualified to serve as a director.

Board Composition

Our board of directors may establish the authorized number of directors from time to time by resolution. Our board of directors currently consists of four authorized members.

Generally, under the listing requirements and rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors. Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Our board of directors has determined that, other than Mr. Clarke and Mr. Murphy, by virtue of their executive officer positions, none of our directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making this determination, our board of directors considered the current and prior relationships that each nonemployee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director. Accordingly, only 50% of our directors are independent, as required under applicable Nasdaq Stock Market rules. We intend to appoint to our board of directors another independent member of the board prior to our next annual meeting of stockholders.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee consists of Vincent DiVito and Mark Slade, with Mr. DiVito serving as Chairperson. The composition of our audit committee meets the requirements for independence under current Nasdaq Stock Market listing standards and SEC rules and regulations, except that standards and regulations require that we have three members, on our audit committee whereas we currently only have two members. We intend to appoint a third member to our audit committee prior to our next annual meeting of stockholders. Each member of our audit committee meets the financial literacy requirements of the Nasdaq Stock Market listing standards. Mr. DiVito is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act. Our audit committee will, among other things:

•	select a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•	discuss the scope and results of the audit with the independent registered public accounting firm, and review, with management and the independent registered public accounting firm, our interim and year-end operating results;
•	develop procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•	review our policies on risk assessment and risk management;
•	review related-party transactions; and
•	approve (or, as permitted, pre-approve) all audit and all permissible nonaudit services, other than de minimis nonaudit services, to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market.

Compensation Committee

Our compensation committee consists of Mark Slade and Vincent DiVito, with Mr. Slade serving as Chairperson. The composition of our compensation committee meets the requirements for independence under the Nasdaq Stock Market listing standards and SEC rules and regulations. Each member of the compensation committee is also a nonemployee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Our compensation committee will, among other things:

•	review, approve and determine the compensation of our executive officers;
•	administer our stock and equity incentive plans;
•	make recommendations to our board of directors regarding the establishment and terms of incentive compensation and equity plans; and
•	establish and review general policies relating to compensation and benefits of our employees.

Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Vincent DiVito and Mark Slade. The composition of our nominating and corporate governance committee meets the requirements for independence under Nasdaq Stock Market listing standards and SEC rules and regulations. Our nominating and corporate governance committee will, among other things:

•	identify, evaluate and make recommendations to our board of directors regarding nominees for election to our board of directors and its committees;
•	evaluate the performance of our board of directors and of individual directors;
•	consider and make recommendations to our board of directors regarding the composition of our board of directors and its committees;
•	review developments in corporate governance practices;
•	evaluate the adequacy of our corporate governance practices and reporting; and
•	develop and make recommendations to our board of directors regarding corporate governance guidelines and matters.

The nominating and corporate governance committee operates under a written charter that satisfies the applicable listing requirements and rules of the Nasdaq Stock Market.

Compensation Committee Interlocks and Insider Participation

None of our independent directors, Vincent L. DiVito or Mark Slade, is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors.

Code of Conduct

We have adopted a code of conduct for all employees, including the chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Conduct”.

Limitation of Liability of Directors and Indemnification of Directors and Officers

The Delaware General Corporation Law provides that corporations may include a provision in their certificate of incorporation relieving directors of monetary liability for breach of their fiduciary duty as directors, provided that such provision shall not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of a dividend or unlawful stock purchase or redemption, or (iv) for any transaction from which the director derived an improper personal benefit. Our certificate of incorporation provides that directors are not liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. In addition to the foregoing, our bylaws provide that we may indemnify directors, officers, employees or agents to the fullest extent permitted by law and we have agreed to provide such indemnification to each of our directors.

The above provisions in our certificate of incorporation and bylaws and in the written indemnity agreements may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their fiduciary duty, even though such an action, if successful, might otherwise have benefited us and our stockholders. However, we believe that the foregoing provisions are necessary to attract and retain qualified persons as directors.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our executive officers for the years ended December 31, 2015 and 2014. In reviewing the table, please note that:

•	We commenced operations in June 2014 and commenced paying compensation to our executive officers in August 2014; and
•	Mr. Cotton commenced his employment with us in January 2015.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total

Stephen Clarke, CEO	2015	$280,000	$70,000		$70,000		$420,000
	2014	$131,167	—	—	—	—	$131,167

Selwyn Mould, COO	2015	$250,000	$62,500		$62,500		$375,000
	2014	$119,167	—	—	—	—	$119,167

Thomas Murphy, CFO	2015	$250,000	$62,500		$62,500		$375,000
	2014	$106,667	—	—	—	—	$106,667

Stephen Cotton, CCO	2015	$239,583	$62,500		$629,526		$931,609
	2014	—	—	—	—	—	—

The dollar amounts in the Option Awards column above reflect the values of options as of the grant date for the years ended December 31, 2015 and 2014, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements for the year ended December 31, 2015.

Narrative Disclosure to Summary Compensation Table

We have entered into executive employment agreements with each of our executive officers. Pursuant to the employment agreements, we compensate our executive officers at the annual rate of $280,000 for Dr. Clarke and $250,000 for Messrs. Mould, Murphy and Cotton. The employment agreements entitle each officer to reasonable and customary health insurance and other benefits, at our expense, and a severance payment in the amount of two-times their then annual salary and related benefits in the event of our termination of their employment without cause or their resignation for good reason. Each employment agreement provides for intellectual property assignment and confidentiality provisions that are customary in our industry.

In April 2015, we granted Mr. Cotton options to purchase 286,364 shares of our common stock over a five-year period at an exercise price of $3.56 per share. Mr. Cotton’s options vest and first become exercisable over a three-year period commencing on the first anniversary of the date of grant. Mr. Cotton’s options were granted pursuant to our 2014 Stock Incentive Plan.

In December 2016, the compensation committee of our board of directors approved performance-based bonuses for each of our executive officers in the amount of 50% of their base annual salary, of which 50% was paid in cash and 50% payable in option grants under our 2014 Stock Incentive Plan. Pursuant to the compensation committee’s determination, we awarded:

•	Dr. Clarke a bonus in the amount of $140,000, consisting of $70,000 of cash and an option to purchase 24,918 shares of our common stock at an exercise price of $5.07 per share; and
•	Messrs. Murphy, Mould and Cotton, each, a bonus in the amount of $125,000, consisting of $62,500 of cash and an option to purchase 22,248 shares of our common stock at an exercise price of $5.07 per share.

The number of option shares for each officer was calculated pursuant to a Black-Scholes Merton calculation of 50% of the bonus amount as of December 17, 2015, however the options were not formally granted until January 8, 2016. The options have a term of five years and first become exercisable on July 30, 2016.

Outstanding Equity Awards at December 31, 2015

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)
Steve Cotton	95,455	190,909	—	$3.56	04/01/2020

Compensation of Directors

We do not compensate any of our executive directors for their service as a director and we have not adopted any policies or plans with regard to the compensation of our independent directors. However, in connection with the appointment of our current independent directors, we agreed to compensate each of the independent directors as follows:

•	We have granted Vincent DiVito options to purchase 21,853 shares of our common stock over a five-year period at an exercise price of $3.56 per share and agreed to pay him annually cash in the amount of $60,000; and
•	We have granted Mark Slade and a former director, Stan Kimmel, options to purchase 17,482 shares of our common stock over a five-year period at an exercise price of $3.56 per share and agreed to pay each annually cash in the amount of $50,000.

The directors’ options were granted pursuant to our 2014 Stock Incentive Plan. The options vest and first become exercisable over a three-year period commencing one year from the date of grant. The above-described cash payments are in lieu of attendance fees, however we intend to reimburse our independent directors for their reasonable expenses incurred in connection with attending meetings of our board of directors.

The following table sets forth the compensation we paid to our independent directors during the year ended December 31, 2015

Name	Cash Compensation	Option Awards	Total
Vincent DiVito	$40,000	$43,382	$83,382
Stan Kimmel	$34,233	$34,704	$68,937
Mark Slade	$27,500	$34,827	$62,327

Mr. Kimmel served on our board of directors between May 2015 and March 2016. The dollar amounts in Option Awards column above reflect the values of options as of the grant date in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements for the year ended December 31, 2015.

Section 16(A) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by:

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all directors and executive officers as a group.

The beneficial ownership of each person was calculated based on 14,137,442 common shares issued and outstanding as of the date of this report. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of the date of this report, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share. Unless otherwise indicated, the address for each reporting person is 1010 Atlantic Avenue, Alameda, California 94501.

Name of Director or Executive Officer	Number of Shares		Percentage Owned

Stephen R. Clarke	1,736,196	(1)	12.3%
Selwyn Mould	785,455	(2)	5.6%
Thomas Murphy	785,455	(2)	5.6%
Stephen Cotton	195,576	(3)	1.4%
Vincent L. DiVito	7,284	(5)	* %
Mark Slade	5,827	(4)	* %
Directors and executive officers as a group	3,515,793		24.68%

*      Less than 1%.

Name and Address of 5% + Holders	Number of Shares	Percentage Owned

AIC Nevada, Inc.	732,559	5.2%

1	Includes 732,559 common shares held by AIC Nevada, Inc. Mr. Clarke is a director of AIC Nevada, Inc. and, therefore, is considered to be the beneficial owner of those shares. Excludes 24,918 shares underlying an option that is subject to vesting.
2	Excludes 22,248 shares underlying an option that is subject to vesting.
3	Includes 95,455 shares underlying a presently exercisable option and excludes 213,157 shares underlying options subject to vesting.
4	Includes 5,827 shares underlying a presently exercisable option and excludes 11,655 shares underlying an outstanding option subject to vesting.
5	Includes 7,284 shares underlying a presently exercisable option and excludes 14,569 shares underlying an outstanding option subject to vesting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions, Promoters and Director Independence

We have not entered into any transactions with any of our directors, officers, beneficial owners of five percent or more of our common shares, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a material financial interest, other than the compensatory arrangements described elsewhere in this report.

We have adopted a policy that any transactions with directors, officers, beneficial owners of five percent or more of our common shares, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the year ended December 31, 2015 and the period from inception (June 20, 2014) to December 31, 2014 by our independent registered public accounting firm, Armanino LLP, for the audit of our consolidated financial statements for the years ended December 31, 2015 and 2014, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, and preperation of (Federal and State) Income Tax returns.

	2015	2014
Audit Fees	$203,250	$37,461
Audit - Related Fees	7,826	-
Tax Fees	15,536	20,345
	$226,612	$57,806

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed.

(b)	Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

(c)	Exhibits

The exhibits to this Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Number	Exhibit Description	Method of Filing

1.1	Form of Underwriting Agreement	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.2	Warrant dated September 8, 2014 issued to Liquid Patent Consulting, LLC	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

4.3	Form of Senior Secured Convertible Promissory Note issued by the Registrant to investors in the offering completed on October 31, 2014	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

4.4	Warrant dated October 31, 2014 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

Number	Exhibit Description	Method of Filing

4.5	Form of Underwriters’ Warrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

10.1	Form of Indemnification Agreement entered into by the Registrant with its Officers and Directors	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.2*	Aqua Metals, Inc. 2014 Stock Incentive Plan	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.3	Engagement Agreement dated September 8, 2014 between Liquid Patent Consulting, LLC and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.4	Securities Purchase Agreement dated October 31, 2014 between the Purchasers of Senior Secured Convertible Promissory Notes and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.5	Registration Rights Agreement dated October 31, 2014 between the Purchasers of Senior Secured Convertible Promissory Notes and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.6	Security Agreement dated October 31, 2014 between the Purchasers of Senior Secured Convertible Promissory Notes and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.7	Real Estate Purchase and Sale Agreement dated February 23, 2015 between Tahoe-Reno Industrial Center, LLC and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.8*	Executive Employment Agreement dated January 15, 2015 between Stephen R. Clarke and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.9*	Executive Employment Agreement dated January 15, 2015 between Thomas Murphy and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.10*	Executive Employment Agreement dated January 1, 2015 between Selwyn Mould and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.11*	Executive Employment Agreement dated January 15, 2015 between Stephen D. Cotton and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.12	Form of Lock-Up Agreement	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.13	Third Amendment to Purchase and Sale Agreement dated May 19, 2015 between Tahoe-Reno Industrial Center, LLC and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

Number	Exhibit Description	Method of Filing

10.14	Lease Agreement dated August 7, 2015 between Registrant and with BSREP Marina Village Owner LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 27, 2015

10.15	Contract for Construction dated September 22, 2015 between Aqua Metals, Reno, Inc. and Miles Construction	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2015

10.16	Loan Agreement dated November 3, 2015 between Aqua Metals Reno, Inc. and Green Bank. N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2015

10.17	Deed of Trust, Security Agreement and Fixture Filing dated November 3, 2015 made by Aqua Metals Reno, Inc. in favor of Green Bank. N.A	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2015

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on June 9, 2015.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date: March 28, 2016	By:	/s/ Stephen R. Clarke
Stephen R. Clarke,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen R. Clarke	Chief Executive Officer and Director	March 28, 2016
Stephen R. Clarke	(Principal Executive Officer)

/s/ Thomas Murphy	Chief Financial Officer and Director	March 28, 2016
Thomas Murphy	(Principal Financial and
Accounting Officer)

/s/Vincent L. DiVito	Director	March 28, 2016
Vincent L. DiVito

/s/Mark Slade	Director	March 28, 2016
Mark Slade