Form 10-Q
period 2016-03-31
Aqua Metals, Inc.
filed 2016-05-19
CIK 1621832

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 18, 2016, there were 14,137,442 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)	(Note 2)
ASSETS

Current assets
Cash and cash equivalents	$15,244,107	$20,140,667
Restricted cash	7,892,705	11,667,315
Prepaid expenses and other current assets	127,000	146,987
Total current assets	23,263,812	31,954,969

Non-current assets
Property and equipment, net	15,020,131	8,808,387
Intellectual property, net	1,062,039	1,065,113
Equipment deposits	6,250,321	3,853,702
Other assets	1,593,989	1,593,531
Total non-current assets	23,926,480	15,320,733

Total assets	$47,190,292	$47,275,702

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,702,817	$3,192,113
Accrued expenses	1,211,786	80,518
Notes payable, current portion	118,496	44,966
Deferred rent, current portion	91,459	-
Total current liabilities	5,124,558	3,317,597

Deferred rent, non-current portion	1,097,412	1,071,129
Notes payable, non-current portion	9,253,806	9,221,786
Total liabilities	15,475,776	13,610,512

Commitments and contingencies	-	-

Stockholders' equity
Common stock; $0.001 par; 50,000,000 shares authorized; 14,137,442 and 14,137,442 shares issued and outstanding March 31, 2016 and December 31, 2015, respectively	14,137	14,137
Additional paid-in capital	48,580,101	48,356,441
Accumulated deficit	(16,879,722)	(14,705,388)
Total stockholders' equity	31,714,516	33,665,190

Total liabilities and stockholders' equity	$47,190,292	$47,275,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2016	2015
Operating expenses
Operations and development costs	$883,367	$213,591
Business development and management costs	1,295,384	471,622
Total operating expenses	2,178,751	685,213

Loss from operations	(2,178,751)	(685,213)

Other expense (income)
Increase in fair value of derivative liabilities	-	3,896,079
Interest expense	2,192	316,534
Interest income	(7,105)	(1,445)
Other income	(304)	(131)

Total other expense (income), net	(5,217)	4,211,037

Loss before income tax expense	(2,173,534)	(4,896,250)

Income tax expense	800	2,400

Net loss	$(2,174,334)	$(4,898,650)

Weighted average shares outstanding, basic and diluted	14,137,442	4,363,641

Basic and diluted net loss per share	$(0.15)	$(1.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	(2,174,334)	$(4,898,650)
Reconciliation of net loss to net cash used in operating activities
Depreciation	77,762	3,846
Amortization of intellectual property	30,850	26,817
Fair value of warrants issued for consulting services	15,476	-
Stock option compensation	208,184	-
Increase in fair value of derivative liabilities	-	3,896,079
Amortization of debt discount	-	227,353
Amortization of deferred financing costs	8,997	-
Changes in operating assets and liabilities
Inventory	-	(149,250)
Prepaid expenses and other current assets	(18,396)	(20,078)
Accounts payable	88,763	49,717
Accrued expenses	84,778	116,956
Deferred rent	77,941	-
Net cash used in operating activities	(1,599,979)	(747,210)

Cash flows from investing activities:
Decrease in restricted cash	1,130,541	-
Purchases of property and equipment	(3,274,036)	(103,587)
Deposits	(1,121,302)	-
Intellectual property related expenditures	(27,776)	-
Net cash used in investing activities	(3,292,573)	(103,587)

Cash flows from financing activities:
Payments on capital leases	(4,008)	-
Net cash used in financing activities	(4,008)	-

Net decrease in cash and cash equivalents	(4,896,560)	(850,797)
Cash and cash equivalents at beginning of period	20,140,667	4,536,601

Cash and cash equivalents at end of period	$15,244,107	$3,685,804

Non-cash investing activities
Tenant improvement allowances	$78,184	$-

Non-cash financing activities
Capital lease	$100,562	$-

Supplemental disclosure of non-cash transactions
Increase in property and equipment resulting from increase in accounts payable	$1,790,234	$-
Increase in property and equipment resulting from increase in accrued expenses	$1,046,490	$-
Increase in deposits resulting from increase in accounts payable	$1,275,776	$-
Decrease in restricted cash resulting from a decrease in accounts payable	$2,644,069	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.         Organization

Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware on June 20, 2014 and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”), and Aqua Metals Operations, Inc. (“Subsidiaries”), both incorporated in Delaware. The Company has developed an innovative process for recycling lead acid batteries. The Company intends to manufacture the equipment it has developed, and will also operate lead acid battery recycling facilities. Construction of the first recycling facility is in process in McCarran, Nevada.

2.         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the balance sheet as of March 31, 2016, the statements of operations for the three months ended March 31, 2016 and March 31, 2015, and the statements of cash flows for the three months ended March 31, 2016 and March 31, 2015, as applicable have been made. The condensed consolidated balance sheet as of December 31, 2015 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2015, which are included on Form 10-K filed with the Securities and Exchange Commission on March 28, 2016.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ended December 31, 2016.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its Subsidiaries, both of which are wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount and valuation of long-lived assets, the valuation of conversion features of convertible debt, valuation allowances for deferred tax assets, the determination of stock option expense and the determination of the fair value of stock warrants issued. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. The Company maintains its cash balances in large financial institutions. Periodically, such balances may be in excess of federally insured limits.

Restricted cash

Restricted cash is comprised of funds held in escrow at Green Bank for the purpose of paying for the construction of the lead recycling plant building in McCarren, NV. The building is expected to be completed in the second quarter of 2016. As of March 31, 2016, $1,275,776 of the outstanding accounts payable balance and $1.0 million of accrued expenses is to be paid out of the escrowed funds.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Research and development

Research and development expenditures are expensed as incurred and consist of product development, regulatory support for technology, laboratory materials and supply costs and other technical support costs, including salaries and consultant fees.

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

Convertible instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with Accounting Standards Codification 815 “Derivative and Hedging Activities,” (“ASC 815”) and ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”), which require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative’s instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments which have been determined to be free standing derivative financial instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market each reporting date based on current fair value, with the changes in fair value reported in condensed consolidated statements of operations. The convertible instruments were converted into common stock on August 5, 2015. The Company had no hybrid contracts as of March 31, 2016 or December 31, 2015.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes-Merton method for stock options; the expense is recognized over the service period for awards to vest.

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

Net loss per share

The Company reports net loss per share in accordance with the standard codification of ASC 260 “Earnings per Share” (“ASC 260”). Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing earnings available to common stockholders by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share for all periods presented exclude the impact of convertible notes and warrants to purchase common stock, as the effect would be anti-dilutive. During a loss period, the assumed exercise of in-the-money stock warrants and other potentially diluted instruments has an anti-dilutive effect and, therefore, these instruments are excluded from the computation of dilutive earnings per share.

Potentially dilutive securities in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	Three months ended
	March 31,
	2016	2015

Consulting warrants to purchase common stock	491,364	436,364
Options to purchase common stock	767,074	-
Financing, IPO and O-A warrants to purchase common stock	975,380	220,268
Total potential dilutive securities	2,233,818	656,632

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, and the Company operates in only one geographic segment.

Recent accounting pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on its financial statements.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2016 that are of significance or potential significance to the Company.

3.         Property and equipment, net

Property and equipment, net, consisted of the following for the dates indicated:

	Useful Life	March 31,	December 31,
Asset Class	(Years)	2016	2015

Demonstration equipment	5	$297,347	$297,347
Shop equipment	5	170,329	58,638
Lab equipment	5	172,097	51,508
Computer equipment	3	93,999	71,519
Leasehold improvements	5-7	1,380,309	1,086,351
Office equipment	5	87,442	9,238
Building under construction	25	9,924,415	5,681,435
Equipment under construction	10	2,014,814	595,210
Land	-	1,047,503	1,047,503
		15,188,255	8,898,749
Less: accumulated depreciation		(168,124)	(90,362)

		$15,020,131	$8,808,387

Depreciation expense was $77,762 and $3,846 for the three months ended March 31, 2016 and March 31, 2015, respectively. Building under construction is the 136,750 square foot lead acid battery recycling plant being built in McCarran, Nevada. Equipment under construction is AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.

Certain costs necessary to make the recycling facility ready for its intended use have been capitalized, including interest expense on notes payable. Capitalized interest totaled $151,667 and $0 for the three months ended March 31, 2016 and March 31, 2015.

4.         Intellectual Property

On July 3, 2014, five of the founding stockholders contributed the rights to certain intellectual property to the Company in exchange for the issuance of 4,101,822 shares with a fair value of $1,059,000. This contribution was recorded as an intangible asset with an offset to additional paid-in capital for $637,158 and deferred taxes for $421,842.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intellectual property, net, is comprised of the following as of the dates indicated:

	March 31, 2016	December 31, 2015
Intellectual property	$1,246,856	$1,219,080
Accumulated amortization	(184,817)	(153,967)
Intellectual property, net	$1,062,039	$1,065,113

Amortization expense was $30,850 and $26,817 for the three months ended March 31, 2016 and March 31, 2015, respectively.

5.         Equipment Deposits

The Company’s deposit balance is related to equipment which is expected to be installed at the plant in McCarran, NV during the second quarter of 2016.

6.         Other Assets

The Company’s other asset balance is made up of a security deposit for the Alameda headquarters lease, totaling $593,989 and a certificate of deposit totaling $1,000,000, held by Green Bank as collateral for the AMR construction note payable balance.

The lease deposit will be released in three installments. On June 17, 2017, $275,000 will be released, followed by $275,000 in June 2018 and the remainder will be released at the end of the lease term. The deposit with Green Bank will be released after AMR has three consecutive months of positive cash flow from operations.

7.         Convertible notes

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

 The principal, $6,000,000 and interest, $279,678, of the Convertible Notes were converted into 2,511,871 shares of the Company’s common stock at a conversion price of $2.50 per share on August 5, 2015 as part of the Company’s Initial Public Offering (“IPO”).

8.          Deferred Rent

 On August 7, 2015, the Company signed a lease for 21,697 square feet of mixed office and manufacturing space in Alameda, CA. The term of the lease is 76 months plus 6 months pre commencement date for tenant improvement construction. The total cost of the lease is $3,070,688 which is being amortized over 82 months. As of March 31, 2016 and December 31, 2015, the landlord had incurred $947,446 and $869,262, respectively, in tenant improvements. The tenant improvements cost has been included in owned assets and deferred rent and is being amortized over the life of the lease. Net deferred rent expense for the three months ending March 31, 2016 was $77,941. The March 31, 2016 short term deferred rent balance of $91,459 is included in current liabilities whereas the December 31, 2015 balance of negative $38,382 was included in prepaid expenses and other current assets. The remaining liability of $1,097,412 and $1,071,129 at March 31, 2016 and December 31, 2015, respectively, is classified as long term deferred rent.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9          Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. The first twelve months interest only is payable and thereafter monthly payments of interest and principal are due. The interest rate will adjust on the first day of each calendar quarter equal to or greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0, a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all covenants as of and for the three months ended March 31, 2016.

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

The March 31, 2016 and December 31, 2015 long term note balances are comprised of $68,303 and $1,336, respectively, due to Thermo Fisher Financial Service, respectively and $9,185,503 and $9,220,450, net of issuance costs, respectively, due to Green Bank.

The March 31, 2016 and December 31, 2015 short term note balances are comprised of $45,620 and $16,034, respectively, due to Thermo Fisher Financial Service and $72,876 and $28,932, respectively due to Green Bank.

The costs associated with obtaining the loan were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense within the statements of operations over the twenty-one year life of the loan.

10.        Stockholders’ Equity

Warrant issued

A warrant to purchase 12,500 of the Company’s common stock was issued on January 31, 2016 at an exercise price of $6.00 per share. The warrant was fully vested upon issuance and has a term of 1.25 years.

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of the warrant.

Expected stock volatility	80%
Risk free interest rate	0.97%
Expected years until exercise	1.25
Dividend yield	0.00%

The fair value was $15,476 and was recorded as increase to consulting expense and increase in additional paid in-capital.

Stock based compensation

The 2014 Stock Incentive Plan (the “2014 Plan”) authorized a total of 1,363,637 shares for option grants. The 2014 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance-based stock. The 2014 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards may not have a term exceeding 10 years from the grant date. As of March 31, 2016, the Company had 596,563 shares available for future grants under the 2014 Stock Incentive Plan.

Options granted generally have a five-year term and vest over a three-year period; one third the first year, one third the second year and the remaining third vest on a monthly basis in the third year.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The stock-based compensation expense recorded was allocated as follows:

	Three months ended March 31,
	2016	2015
Operations and development costs	$50,654	$-
Business development and management costs	157,530	-
Total	$208,184	$-

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of the? options.

Expected stock volatility	80%
Risk free interest rate	1.11% - 1.77%
Expected years until exercise	3.50
Dividend yield	0.00%

No stock options were exercised during the three months ended March 31, 2016.

11.        Commitments and Contingencies

Purchase commitment

The Company issued a purchase order on September 18, 2015 to purchase equipment to be installed in the recycling plant being built in Nevada. An initial payment of $3,052,635 was made in September 2015 and recorded as equipment deposits on the condensed consolidated balance sheet. The balance due upon delivery and commission of the equipment is $3,052,635. Delivery and commission is not expected until the second quarter of 2016.

12.        Subsequent Events

On May 18, 2016, the Company entered into definitive agreements with Interstate Battery System International, Inc. (“Interstate Battery”) and other investors for the sale of approximately $15.1 million of the Company’s equity and debt securities, including a $10 million investment by Interstate Battery. The Company also agreed to enter into a supply agreement with Interstate Battery pursuant to which Interstate Battery will supply the Company with used liquid acid batteries (“LABs”) as feedstock for its AquaRefineries. The investment transactions are subject to customary closing conditions and are expected to close on May 27, 2016.

At the closing of the investment transactions, the Company will enter into a supply agreement with Interstate Battery pursuant to which Interstate Battery will agree to sell to the Company, and the Company will agree to buy from Interstate Battery, used LABs. Interstate Battery will sell the Company used LABs on a cost-plus basis and the agreement subjects the Company and Interstate Battery to certain minimum purchase and sale requirements. The Company will grant Interstate Battery limited rights of first refusal to partly supply its future AquaRefineries. The Company’s agreement with Interstate Battery is for an initial term of 18 months and will be subject to automatic renewals thereafter unless either party elects to terminate the agreement. The agreement allows each party the right to seek early termination based on certain commercial contingencies. The supply agreement contains representations, warranties and indemnities that are customary to commercial agreements of this nature.

Pursuant to the investment agreements with Interstate Battery, Interstate Battery has agreed to:

•          Purchase 702,247 shares of the Company’s common stock at $7.12 per share for the gross proceeds of approximately $5,000,000; and

•          Loan the Company $5,000,000 pursuant to a secured convertible promissory in the original principal amount of $5,000,000. The note will bear interest at the rate of eight percent (8%) per annum, compounding monthly, and all interest shall be payable upon the earlier of maturity or conversion of the principal amount. The outstanding principal is convertible into the Company’s common shares at a conversion price of $7.12 per share. The Company’s obligations under the loan are secured by a second priority lien interest on its assets, other than the Company’s intellectual property. The loan will mature on May 18, 2019.

In connection with the agreements, the Company granted Interstate Battery warrants to purchase its common stock, including:

•          a fully vested warrant to purchase 702,247 shares of the Company’s common stock, at an exercise price of $7.12 per share, expiring on May 18, 2018; and

•          a warrant to purchase 1,605,131 shares of the Company’s common stock, at an exercise price of $9.00 per share, vesting on November 18, 2016 and expiring on May 18, 2019.

The Company granted Interstate Battery customary demand and piggyback registration rights, limited board observation rights over the next three years and limited preemptive rights allowing it to purchase its proportional share of certain any future equity issuances by the Company over the next three years.

The $7.12 per share price represents a slight premium to the 30-day volume-weighted average price of Aqua Metals’ common stock as of April 12, 2016, which was the day the parties agreed in principle to pricing.  If Interstate converts its convertible note and exercises both warrants in their entirety, it will own slightly less than 20% of the common stock of Aqua Metals at an average price per share of approximately $7.93.

The Company has also entered into a definitive agreement with certain accredited investors to sell approximately $5.1 million of its common stock through National Securities Corporation as placement agent. Pursuant to this agreement, the Company has agreed to sell 719,333 of shares of its common stock, at the price of $7.12 per share, for the gross proceeds of approximately $5,121,650. The Company has granted the investors certain demand and piggyback registration rights, including its best efforts commitment to register their shares for resale on or before August 1, 2016. The Company has agreed to pay National Securities a commission of six percent (6%) on the sale of its common shares to the accredited investors. There are no commissions payable by the Company on the sale of its securities to Interstate Battery.

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 28, 2016, or our Annual Report.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the section “Risk Factors” set forth in Part II, Item 1A of this report. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

We were formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling lead through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Since our formation, we have focused our efforts on the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility near Reno, Nevada. We have not commenced revenue-producing operations and, under our current plan of business, do not expect to do so until the third quarter of 2016.

Since our organization in 2014, we have engaged in the following financing transactions:

Convertible Note Placement. Prior to our initial public offering, we capitalized our operations with equity contributions and advances from our founders, our receipt of a $500,000 investment from Wirtz Manufacturing Co. Inc. and our receipt of $5.5 million of capital from our private placement sale of senior secured convertible promissory notes, which we refer to as our “convertible notes”, in October 2014. Pursuant to the terms of our investment agreement with Wirtz Manufacturing Co. Inc., Wirtz exchanged its investment in our company for a convertible note sold in the October 2014 private placement. As a result, we had issued and outstanding convertible notes in the aggregate principal amount of $6.0 million, with accrued and unpaid interest as of August 5, 2015 in the amount of $279,678. All principal and accrued interest under the convertible notes converted into shares of our common stock at the close of our initial public offering on August 5, 2015.

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

Green Bank Loan.   On November 3, 2015, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Green Bank, N.A. pursuant to which Green Bank provided us with a loan in the amount of $10 million.  The loan proceeds will be applied towards the development of our Tahoe Reno Industrial Center, or TRIC, facility.  The loan accrues interest at an annual rate of the Wall Street Journal Prime Rate Index plus a margin of 2.00% per year, adjusted quarterly, with a floor rate of 6.00% per year.  Interest-only payments are due monthly for the first twelve months.  Thereafter, principal and interest are due monthly and are fully amortized over 20 years.  The loan is collateralized by the real estate, plant and fixtures at the TRIC facility and a certificate of deposit of $1.0 million at Green Bank.  Additionally, the terms of the Loan Agreement contain various affirmative and negative covenants.  Among them, Aqua Metals Reno, Inc. must maintain a minimum debt service coverage ratio of 1.25 to 1.0, a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0.

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

Interstate Battery Partnership. On May 18, 2016, we entered into definitive agreements with Interstate Battery System International, Inc. (“Interstate Battery”) and other investors for the sale of approximately $15.1 million of our equity and debt securities, including a $10 million investment by Interstate Battery, the largest independent battery distributor in North America. We have also agreed to enter into a supply agreement with Interstate Battery pursuant to which Interstate Battery will supply us with used LABs as feedstock for our AquaRefineries. The investment transactions are subject to customary closing conditions and are expected to close on May 27, 2016.

At the closing of the investment transactions, we will enter into a supply agreement with Interstate Battery pursuant to which Interstate Battery will agree to sell to us, and we will agree to buy from Interstate Battery, used LABs. Interstate Battery will sell us used LABs on a cost-plus basis and the agreement subjects us and Interstate Battery to certain minimum purchase and sale requirements. We will grant Interstate Battery limited rights of first refusal to partly supply our future AquaRefineries. Our agreement with Interstate Battery is for an initial term of 18 months and will be subject to automatic renewals thereafter unless either party elects to terminate the agreement. The agreement allows each party the right to seek early termination based on certain commercial contingencies. The supply agreement contains representations, warranties and indemnities that are customary to commercial agreements of this nature.

Pursuant to the investment agreements with Interstate Battery, Interstate Battery has agreed to:

•	Purchase 702,247 shares of our common stock at $7.12 per share for the gross proceeds of approximately $5,000,000; and
•	Loan us $5,000,000 pursuant to a secured convertible promissory in the original principal amount of $5,000,000. The note will bear interest at the rate of eight percent (8%) per annum, compounding monthly, and all interest shall be payable upon the earlier of maturity or conversion of the principal amount. The outstanding principal is convertible into our common shares at a conversion price of $7.12 per share. Our obligations under the loan are secured by a second priority lien interest on our assets, other than our intellectual property. The loan will mature on May 18, 2019.

In connection with the agreements, we granted Interstate Battery warrants to purchase our common stock, including:

•	a fully vested warrant to purchase 702,247 shares of our common stock, at an exercise price of $7.12 per share, expiring on May 18, 2018; and
•	a warrant to purchase 1,605,131 shares of our common stock, at an exercise price of $9.00 per share, vesting on November 18, 2016 and expiring on May 18, 2019.

We granted Interstate Battery customary demand and piggyback registration rights, limited board observation rights over the next three years and limited preemptive rights allowing it to purchase its proportional share of certain any future equity issuances by us over the next three years.

The $7.12 per share price represents a slight premium to the 30-day volume-weighted average price of Aqua Metals’ common stock as of April 12, 2016, which was the day the parties agreed in principle to pricing.  If Interstate converts its convertible note and exercises both warrants in their entirety, it will own slightly less than 20% of the common stock of Aqua Metals at an average price per share of approximately $7.93.

We have also entered into a definitive agreement with certain accredited investors to sell approximately $5.1 million of our common stock through National Securities Corporation as placement agent. Pursuant to this agreement, we have agreed to sell 719,333 of shares of our common stock, at the price of $7.12 per share, for the gross proceeds of approximately $5,121,650. We granted the investors certain demand and piggyback registration rights, including our best efforts commitment to register their shares for resale on or before August 1, 2016. We have agreed to pay National Securities a commission of six percent (6%) on the sale of our common shares to the accredited investors. There are no commissions payable by us on the sale of our securities to Interstate Battery.

Plan of Operations

Our plan of operations for the 12-month period following the date of this report is to construct and commence commercial operations at our initial recycling facility in TRIC. In May 2015, we purchased 11.73 acres of undeveloped land within TRIC for the purchase price of $1,047,503. We have commenced the construction of a 136,750 square foot lead acid battery, or LAB, recycling facility at our TRIC property.

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

As of the date of this report, and after giving effect to the closing of the Interstate Battery investment transactions disclosed above, we believe that our cash is sufficient to achieve production at a rate of 80 tons of lead per day. Our goal is to increase our production of lead at our TRIC facility to 160 tons per day, subject to our receipt of required expansion funds, of which there can be no assurance.

Results of Operations

We were formed on June 20, 2014 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility near Reno, Nevada. The following table summarizes results of operations with respect to the items set forth below for the three months ended March 31, 2016 and 2015 together with the percentage change in those items.

	Three months ended March 31,
			Favorable	%
	2016	2015	(Unfavorable)	Change

Operations and development costs	$883,367	$213,591	$(669,776)	-313.58%
Business development and management costs	1,295,384	471,622	(823,762)	-174.67%

Operations and development costs have more than quadrupled from the first quarter of 2015 to the first quarter of 2016. The increase is due to the increased level of operations following the completion of our initial public offering in August 2015. Salaries and personnel related expenses have increased by approximately $0.3 million as average headcount increased from three during the first three months of 2015 to thirteen during the first three months of 2016. Our research and development expenses increased by approximately $0.1 million commensurate with an increase in developmental activities over the prior year period. Other increases include professional services, depreciation, insurance, travel and general overhead costs due to our increased activities.

Business development and management costs have also increased significantly. Salary related expenses increased approximately $0.3 million between periods as average headcount increased by 60%, from five during the first three months of 2015 to eight during the first three months of 2016. Professional services have increased approximately $0.3 million, which include both third-party consulting and legal fees. The remaining increase is due to increased travel, insurance and general overhead costs due to our increased activities in the first quarter of 2016 as compared to the prior year period.

	Three months ended March 31,
			Favorable	%
	2016	2015	(Unfavorable)	Change
Other expense (income)

Increase in fair value of derivative liabilities	-	3,896,079	3,896,079	-
Interest expense	2,192	316,534	314,342	99.31%
Interest income	(7,105)	(1,445)	5,660	-391.70%
Other income	(304)	(131)	173	-132.06%

We incurred approximately $3.9 million of expenses in the first quarter of 2015 relating to an increase in the fair value of derivative liabilities related to our then-outstanding convertible notes and related financing warrants. The convertible notes were converted at the time of our IPO in August 2015 and, at the same time the derivative liability associated with the financing warrant was reclassified to additional paid-in capital. Therefore, there is no expense related to the derivative liabilities during the first quarter of 2016. We incurred interest expense of approximately $0.3 million during the first quarter 2015 related to our convertible notes, which, as noted above, converted at the time of our IPO. Interest relating to the $10.0 million notes payable is being capitalized as part of the building cost of the TRIC facility.

Liquidity and Capital Resources

As of March 31, 2016, we had total assets of $47,190,292 and working capital of $18,139,254.

The following table summarizes our cash used in operating, investing and financing activities:

	Three months ended March 31,
	2016	2015

Net cash used in operating activities	(1,599,979)	(747,210)
Net cash used in investing activities	(3,292,573)	(103,587)
Net cash used in financing activities	(4,008)	-

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $4.2 million and $0.7 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and noncash charges related to the mark-to-market valuation of our derivative liabilities (2015), as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $0.6 million and $0.1 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build out of our NV location and, to a lesser extent, our corporate headquarters.

Net cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2016 consists of lease payments on a capital lease.

As of the date of this report, and giving effect to the closing of the Interstate Battery investment transactions disclosed above, we believe that our working capital is sufficient to fund our current business plan, including the completion of our initial recycling facility at TRIC and attainment of production at the rate of 80 tons of recycled lead per day. However, we may require additional capital to achieve the aforementioned milestones, the receipt of which there can be no assurance. In time, we intend to increase our production of lead at our TRIC facility to 160 tons per day, subject to our receipt of required expansion funds, of which there can be no assurance. In addition, we will require additional capital in order to fund our proposed development of additional AquaRefining recycling facilities. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project financing of our recycling facilities. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, subject to various claims and legal actions during the ordinary course of business. We are not currently party to any material litigation or material legal proceedings.

Item 1A.	Risk Factors

Investing in our common stock involves a very high degree of risk. You should carefully consider the risks described below and all of the other information in our filings with the SEC before making any investment decisions regarding our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not know of or that we currently deem immaterial may also negatively affect our business, financial condition, operating results, and prospects. In that case, the market price of our common stock could decline, and you could lose all or part of your investment. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 28, 2016.

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.  As of March 31, 2016, we had total assets of $47.2 million and working capital of $18.1 million. As of the date of this report, and after giving effect to the closing of the Interstate Battery investment transactions disclosed elsewhere in this report, we believe that we have working capital sufficient to fund our current business plan, including the completion of our initial recycling facility in TRIC and attainment of production at the rate of 80 tons of recycled lead per day. However, we may require additional capital over the next 12 months in order to meet these milestones, the receipt of which there can be no assurance. In time, we intend to increase our production of lead at our TRIC facility to 160 tons per day, subject to our receipt of required expansion funds, of which there can be no assurance. In addition, we will require additional capital in order to fund our proposed development of additional AquaRefining recycling facilities. We intend to seek additional funds through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project financing of our recycling facilities. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

We may experience significant fluctuations in raw material prices and the price of our principal product, either of which could have a material adverse effect on our liquidity, growth prospects and results of operations.  Spent LAB’s are our primary raw material and we believe that in recent years the cost of used LABS has been volatile at times. Our principal product, recycled lead, has also experienced price volatility from time to time as well. For example, the market price of lead on the London Metal Exchange, or LME, rose from a trading range of $1,000 to $1,200 per metric ton during 2005 to $2,200 per metric ton during 2014. In 2015, the LME market price for lead ranged from $1,554 to $2,139 per ton. The price per ton of lead on January 1, 2015 was $1,844 while the price on December 31, 2015 was $1,801 per ton. The price per ton of lead on March 31, 2016 was $1,704.50. While we intend to pursue supply and tolling arrangements and hedge transactions as appropriate to offset any price volatility, the volatile nature of prices for used LABs and recycled lead could have an adverse impact on our liquidity, growth prospects and results of operations.

The global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per ton on May 5, 2015 to a low of $1,554 per ton on November 23, 2015 because of fluctuations in the market. A month later, the price per ton increased back up to $1,801 per ton and, as noted above, the price per ton was $1,704.50 on March 31, 2016. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not, at times, negatively impact our liquidity, growth prospects and results of operations.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

Item 6.     Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date: May 19, 2016	By:	/s/ Stephen R. Clarke
Stephen R. Clarke,
President and Chief Executive Officer

Date: May 19, 2016	By:	/s/ Thomas Murphy
Thomas Murphy,
Chief Financial Officer