Form 10-Q
period 2016-06-30
Aqua Metals, Inc.
filed 2016-08-10
CIK 1621832

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 8, 2016, there were 15,574,225 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$22,550	$20,141
Restricted cash	3,467	11,667
Prepaid expenses and other current assets	91	147
Total current assets	26,108	31,955

Non-current assets
Property and equipment, net	28,100	12,603
Intellectual property, net	1,097	1,065
Other assets	1,823	1,653
Total non-current assets	31,020	15,321

Total assets	$57,128	$47,276

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,108	$3,192
Accrued expenses	871	81
Deferred rent, current portion	171	-
Notes payable, current portion	159	45
Total current liabilities	3,309	3,318

Deferred rent, non-current portion	1,054	1,071
Notes payable, non-current portion	9,216	9,222
Convertible notes payable, non-current portion	89	-
Total liabilities	13,668	13,611

Commitments and contingencies	-	-

Stockholders' equity
Common stock; $0.001 par; 50,000,000 shares authorized; 15,574,225 and 14,137,442 shares issued and outstanding June 30, 2016 and December 31, 2015, respectively	15	14
Additional paid-in capital	63,255	48,356
Accumulated deficit	(19,810)	(14,705)
Total stockholders' equity	43,460	33,665

Total liabilities and stockholders' equity	$57,128	$47,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating expenses
Operations and development costs	$1,309	$422	$2,192	$635
Business development and management costs	1,516	640	2,811	1,112
Total operating expenses	2,825	1,062	5,003	1,747

Loss from operations	(2,825)	(1,062)	(5,003)	(1,747)
Other expense (income)
Increase in fair value of derivative liabilities	-	1,603	-	5,499
Interest expense	112	318	115	634
Interest income	(6)	(1)	(14)	(2)

Total other expense, net	106	1,920	101	6,131

Loss before income tax expense	(2,931)	(2,982)	(5,104)	(7,878)

Income tax expense	-	-	1	2

Net loss	$(2,931)	$(2,982)	$(5,105)	$(7,880)

Weighted average shares outstanding, basic and diluted	14,735,077	4,363,641	14,436,260	4,363,641

Basic and diluted net loss per share	$(0.20)	$(0.68)	$(0.35)	$(1.81)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2015	14,137,442	$14	$48,356	$(14,705)	$33,665

Stock based compensation - stock options	-	-	738	-	738
Warrants issued for consulting services	-	-	73	-	73
Cashless exercise of warrant	15,203	-	-	-	-
Common stock issued in May 2016 Private Placement, net of $345 offering costs	719,333	1	4,777	-	4,778
Common stock issued for cash from Interstate Battery, net of $663 allocated transaction cost	702,247	-	4,336	-	4,336
Proceeds allocated to warrants issued and beneficial
conversion feature in connection with Interstate	-	-	4,975	-	4,975
Batteries Agreement
Net loss	-	-	-	(5,105)	(5,105)

Balances, June 30, 2016	15,574,225	$15	$63,255	$(19,810)	$43,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	(5,105)	$(7,880)
Reconciliation of net loss to net cash used in operating activities
Depreciation	198	23
Amortization of intellectual property	59	54
Fair value of warrants issued for consulting services	73	-
Stock option compensation	738	81
Increase in fair value of derivative liabilities	-	5,499
Amortization of debt discount	8	455
Amortization of deferred financing costs	22	-
Non-cash convertible note interest expense	56	-
Changes in operating assets and liabilities
Inventory	-	(138)
Prepaid expenses and other current assets	18	(154)
Accounts payable	(257)	136
Accrued expenses	789	229
Deferred rent	114	-
Net cash used in operating activities	(3,287)	(1,695)

Cash flows from investing activities:
Decrease in restricted cash	5,556	-
Purchases of property and equipment	(13,724)	(1,205)
Intellectual property related expenditures	(91)	(6)
Net cash used in investing activities	(8,259)	(1,211)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	9,114	-
Payments on capital leases	(9)	-
Proceeds from issuance of convertible notes payable, net of deferred issuance costs	4,850	-
Net cash provided by financing activities	13,955	-

Net increase (decrease) in cash and cash equivalents	2,409	(2,906)
Cash and cash equivalents at beginning of period	20,141	4,537

Cash and cash equivalents at end of period	$22,550	$1,631

Non-cash investing activities
Tenant improvement allowances	$78	$-

Non-cash financing activities
Capital lease	$101	$-

Supplemental disclosure of non-cash transactions
Increase in property and equipment resulting from increase in accounts payable	$1,817	$-
Decrease in restricted cash resulting from a decrease in accounts payable	$2,644	$-
Recognition of convertible debt discount	$4,975	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.          Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware on June 20, 2014 and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”), and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company has developed an innovative process for recycling lead acid batteries. The Company intends to manufacture the equipment it has developed, and will also operate lead acid battery recycling facilities. Construction of the first recycling facility is nearing completion in McCarran, Nevada.

2.          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the balance sheet as of June 30, 2016, the statements of operations for the three and six months ended June 30, 2016 and June 30, 2015, the statement of stockholders’ equity for the six months ended June 30, 2016 and the statements of cash flows for the six months ended June 30, 2016 and June 30, 2015, as applicable have been made. The condensed consolidated balance sheet as of December 31, 2015 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2015, which are included on Form 10-K filed with the Securities and Exchange Commission on March 28, 2016. Certain reclassifications have been made to the December 31, 2015 balance sheet to conform to current period presentation. Specifically, equipment deposits at December 31, 2015 of $3.8 million have been reclassified to property and equipment with the remaining balance reclassified to other assets.

The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ended December 31, 2016.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted cash

Restricted cash is comprised of funds held in escrow at Green Bank for the purpose of paying for the construction of the lead recycling plant building in McCarren, NV. The building is expected to be completed during the third quarter of 2016. As of June 30, 2016, $1.3 million of the outstanding accounts payable balance is to be paid out of the escrowed funds.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common securities, including convertible notes, options and warrants. Potential dilutive common shares include the dilutive effect of the common stock underlying in-the-money stock options as is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option and the average amount of compensation cost, if any, for future services that the Company has not yet recognized when the option is exercised, are assumed to be used to repurchase shares in the current period.

For all periods presented in this report, convertible notes, stock options, and warrants were not included in the computation of diluted net loss per share because such inclusion would have had an antidilutive effect.

	Six months ended
	June 30,
Excluded potentially dilutive securities (1):	2016	2015

Convertible Notes - principal	702,247	2,400,000
Convertible Notes - interest	-	97,644
Consulting warrants to purchase common stock	461,364	436,364
Options to purchase common stock	853,685	609,999
Financing, IPO and O-A warrants to purchase common stock	3,295,258	220,268
Total potential dilutive securities	5,312,554	3,764,275

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2016 that are of significance or potential significance to the Company.

3.          Property and equipment, net

Property and equipment, net, consisted of the following for the dates indicated (in thousands):

	Useful Life	June 30,	December 31,
Asset Class	(Years)	2016	2015

Operational equipment	3-10	$9,989	$356
Lab equipment	5	187	52
Computer equipment	3	107	72
Office furniture and equipment	5	132	9
Leasehold improvements	5-7	1,408	1,086
Land	-	1,047	1,047
Building under construction	25	13,835	5,681
Equipment under construction	10	1,683	4,390
		28,388	12,693
Less: accumulated depreciation		(288)	(90)
		$28,100	$12,603

Depreciation expense was $120,000 and $198,000 for the three and six months ended June 30, 2016, respectively and $18,000 and $23,000 for the three and six months ended June 30, 2015, respectively. Building under construction is the 136,750 square foot lead acid battery recycling plant being built in McCarran, Nevada. Equipment under construction is AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.

Certain costs necessary to make the recycling facility ready for its intended use have been capitalized, including interest expense on notes payable. Capitalized interest totaled $152,000 and $303,000 for the three and six months ended June 30, 2016, respectively. There was no capitalized interest during the same periods during 2015.

4.          Intellectual Property

On July 3, 2014, five of the founding stockholders contributed the rights to certain intellectual property to the Company in exchange for the issuance of 4,101,822 shares with a fair value of $1,059,000. This contribution was recorded as an intangible asset with an offset to additional paid-in capital for $637,000 and deferred taxes for $422,000.

Intellectual property, net, is comprised of the following as of the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Intellectual property	$1,310	$1,219
Accumulated amortization	(213)	(154)
Intellectual property, net	$1,097	$1,065

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense was $28,000 and $27,000 for the three months ended June 30, 2016 and 2015, respectively and $59,000 and $54,000 for the six months ended June 30, 2016 and 2015.

5.          Other Assets

The Company’s other asset balance is made up of a security deposit for the Alameda headquarters lease, totaling $594,000, a certificate of deposit totaling $1,000,000, held by Green Bank as collateral for the AMR construction note payable balance, $146,000 deferred financing costs related to the Interstate Battery financing more fully described in Note 9 and $83,000 of various prepaid deposits on equipment and other assets.

The lease deposit related to the Alameda headquarters will be released in three installments: June 17, 2017, $275,000 will be released; followed by $275,000 in June 2018; and the remainder will be released at the end of the lease term. The deposit with Green Bank will be released after AMR has three consecutive months of positive cash flow from operations. Deferred financing costs will be amortized over the three-year life of the Interstate Battery convertible note more fully described in Note 9. The various prepaid deposits on equipment will be reclassified to equipment once the equipment has been delivered and installed.

6.          Convertible Notes

As described more completely under the caption “Interstate Battery Agreements” below in Note 9, the Company issued to Interstate Battery System International, Inc. and its wholly-owned subsidiary (collectively “Interstate Battery”) an 11% convertible note with a face amount of $5.0 million due May 24, 2019. The Company allocated the proceeds from the Interstate Battery agreements to the convertible note, common stock and warrants comprising the financing agreements based on the relative fair value of the individual securities on the May 24, 2016 closing date of the agreements. Additionally, the convertible notes contained an embedded conversion feature having intrinsic value at the issuance date, which value the Company treated as an additional discount attributed to the convertible note, subject to limitations on the absolute amount of discount attributable to the convertible notes and its allocated value. The Company recorded a corresponding credit to additional paid-in capital, an equity account, attributable to the beneficial conversion feature. The discounts attributable to the convertible note, an aggregate of $4,975,000, are amortized using the effective interest method over the three-year term of the note, maturing on May 24, 2019. Because the discount on the convertible note exceeds 99% of its initial face value, and because the discount is amortized over the period from issuance to maturity, the calculated effective interest rate is 184.75%.

Amortization of the note discount for the three and six month periods ended June 30, 2016 totaled $8,000.

The June 30, 2016 convertible note payable is comprised of the following (in thousands):

Convertible note payable	$5,000
Accrued interest	56
Note discount	(4,967)

Convertible note payable, net	$89

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.          Deferred Rent

On August 7, 2015, the Company signed a lease for 21,697 square feet of mixed office and manufacturing space in Alameda, CA. The term of the lease is 76 months plus 6 months pre commencement date for tenant improvement construction. The total cost of the lease is $3,071,000 which is being amortized over 82 months. As of June 30, 2016 and December 31, 2015, the landlord had incurred $947,000 and $869,000, respectively, in tenant improvements. The tenant improvements cost has been included in owned assets and deferred rent and is being amortized over the life of the lease. Net deferred rent expense for the three months and six months ending June 30, 2016 was $36,000 and $114,000, respectively. The June 30, 2016 short term deferred rent balance of $171,000 is included in current liabilities whereas the December 31, 2015 balance of negative $38,000 was included in prepaid expenses and other current assets. The remaining liability of $1,054,000 and $1,071,000 at June 30, 2016 and December 31, 2015, respectively, is classified as long term deferred rent.

8           Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest is payable and thereafter monthly payments of interest and principal are due. The interest rate will adjust on the first day of each calendar quarter equal to or greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all covenants as of and for the three months and six months ended June 30, 2016.

The net proceeds of the loan were deposited into an escrow account at Green Bank. The funds will be released as payment for the building being constructed in McCarran, NV to house AMR’s lead acid recycling operation. Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, accessions and a certificate of deposit in the amount of $1,000,000.

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

Notes payable is comprised of the following as of the dates indicated (in thousands):

	June 30,	December 31,
	2016	2015

Notes payable, current portion
Thermo Fisher Financial Service	$42	$16
Green Bank, net of issuance costs	117	29
	$159	$45

Notes payable, non-current portion
Thermo Fisher Financial Service	$66	$1
Green Bank, net of issuance costs	9,150	9,221
	$9,216	$9,222

The Thermo Fisher Financial Service obligations relate to capital leases. The costs associated with obtaining the Green Bank loan were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense within the condensed consolidated statements of operations over the twenty-one year life of the loan.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.          Stockholders’ Equity

Interstate Battery Agreements

Investment Agreement

The Company entered into a Credit Agreement dated May 18, 2016 with Interstate Battery pursuant to which Interstate Battery loaned the Company $5,000,000 in consideration of the Company’s issuance of a secured convertible promissory note in the original principal amount of $5,000,000. The note bears interest at the rate of eleven percent (11%) per annum, compounding monthly, and all interest is payable upon the earlier of maturity or conversion of the principal amount. The loan matures on May 24, 2019. The outstanding principal is convertible into shares of the Company’s common stock at a conversion price of $7.12 per share. The Company obligations under the note and Credit Agreement are secured by a second priority lien on the real estate, fixtures and equipment at the Company’s recycling facility at McCarran, Nevada. The Credit Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional credit agreements.

Pursuant to the Credit Agreement, the Company also issued to Interstate Battery two common stock purchase warrants, including:

•	a warrant to purchase 702,247 shares of the Company’s common stock, at an exercise price of $7.12 per share, that is exercisable upon grant and expires on May 24, 2018; and

•	a warrant to purchase 1,605,131 shares of the Company’s common stock, at an exercise price of $9.00 per share, that is exercisable commencing November 24, 2016 and expires on May 24, 2019.

The warrants contain cashless exercise and standard anti-dilution adjustment provisions. If Interstate converts its convertible note and exercises both warrants in their entirety, it will own slightly less than 20% of the Company’s common stock at an average price per share of approximately $7.93.

The Company also entered into a Stock Purchase Agreement dated May 18, 2016 with Interstate Battery pursuant to which the Company issued and sold to Interstate Battery 702,247 shares of the Company’s common stock at $7.12 per share for the gross proceeds of approximately $5,000,000. The Stock Purchase Agreement includes customary representations, warranties, and covenants by Interstate Battery and us, and an indemnity from us in favor of Interstate Battery.

In connection with the investment transactions, the Company also entered into an Investors Rights Agreement dated May 18, 2016 with Interstate Battery pursuant to which the Company granted Interstate Battery customary demand and piggyback registration rights, limited board observation rights over the next three years and limited preemptive rights allowing Interstate Battery the right to purchase its proportional share of certain future equity issuances by the Company over the next three years. The Company included all of the Interstate Battery shares in its S-3 Registration Statement filed with the Securities and Exchange Commission on August 1, 2016.

The investment transactions with Interstate Battery closed on May 24, 2016. There were no sales commissions paid by the Company in connection with its sale of securities to Interstate Battery.

The Company allocated the $10.0 million proceeds from the Credit Agreement and Stock Purchase Agreement, to the various securities based on their relative fair values on the closing date of May 24, 2016.

•	The fair value of the note was calculated using an average of the Merrill Lynch US High Yield CCC rate of 16.21% on May 24, 2016 and the Merrill Lynch US High Yield B effective yield of 7.44% on May 24, 2016.
•	The fair value of the common stock was based on the closing market price of the Company’s common stock on NASDAQ on May 24, 2016.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of the warrants using the Black-Scholes-Merton Option Pricing Model and the assumptions are listed in the table below.

	Warrant #1	Warrant #2
Warrant shares issued	702,247	1,605,131
Market price	$11.39	$11.39
Exercise price	$7.12	$9.00
Term (years)	2	3
Risk-free interest rate	0.91%	1.05%
Volatility	65.70%	67.80%
Dividend rate	0%	0%
Per share FV of warrant	$5.89	$5.89
FV of warrant	$4,136,074	$9,449,754

Both warrants were issued on May 24, 2016, when the closing market price of our stock was $11.39.

The table below presents the allocation of the proceeds based on the relative fair values of the stock, warrants and note.

	Fair value	Allocated value

Allocation of Proceeds
Convertible note	$4,878,974	$1,843,669
Warrants	13,585,828	5,133,819
Common stock	7,998,593	3,022,512

	$26,463,396	$10,000,000

The difference between the face value of the convertible note and the allocated amount (which considers both the allocated fair value of the issued stock and allocated fair value of the warrants) was recorded as an initial discount to the convertible note; common stock was recorded at its allocated fair value as a credit to par value and additional paid-in capital as appropriate, based on the number of shares issued, and the allocated fair value of the warrant was credited to additional paid-in capital. After taking into consideration the amortization of the note discount, the effective interest rate is 184.75%.

The convertible note includes an embedded beneficial conversion feature. The intrinsic value of the beneficial conversion feature was treated as an additional component of the discount attributable to the convertible note. The initial discount (attributable to the stock and warrants as noted above) and the discount attributable to the beneficial conversion feature exceeds the face amount of the convertible note. To avoid reducing the initial net carrying value of the convertible note to or below zero, the discount attributable to the beneficial conversion feature was limited such that the aggregate of all discounts does not exceed 99.5% of the face amount of the convertible note. The discount will be accreted to interest expense over the life of the loan. If the loan is converted prior to its maturity, any remaining discount will be expensed immediately.

Costs incurred in connection with the deal of $813,000 were allocated between additional paid-in capital and prepaid financing/ debt discount (“debt issuance costs”) in the same manner as the above allocation of proceeds. The allocated debt issuance costs of $150,000 were recorded in Other assets and are amortized to interest expense over the three-year life of the loan. Once the discounted debt balance is greater than the remaining asset balance, the asset balance will be reclassified as an offset to the debt in accordance with ASC 2015-03. The remaining $663,000 was recorded as a reduction to additional paid-in capital.

National Securities Placement

On May 18, 2016, the Company entered into a Stock Purchase Agreement and a Registration Rights Agreement with certain accredited investors pursuant to which the Company issued and sold to the investors 719,333 shares of its common stock at a price of $7.12 per share for the gross proceeds of $5,121,651. The Stock Purchase Agreement includes customary representations, warranties, and covenants by the investors and the Company, and an indemnity from the Company in favor of the investors. The private placement closed on May 24, 2016. The Company included all of these shares in its S-3 Registration Statement filed with the Securities and Exchange Commission on August 1, 2016.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

National Securities Corporation acted as placement agent for the private placement and received sales commission in the amount of six percent (6%) of the gross proceeds, or a total of $307,000 in commissions from us. In addition, we reimbursed National Securities for its out-of-pocket expenses and legal fees in the aggregate amount of $38,000. The total costs of $345,000 have been recorded as a reduction to additional paid-in capital.

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

A warrant to purchase 12,500 of the Company’s common stock was issued on April 30, 2016, at an exercise price of $6.00 per share. The warrant was fully vested upon issuance and expires, if not exercised, on July 31, 2018.

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of the warrant.

Expected stock volatility	80%
Risk free interest rate	0.77%
Expected years until exercise	2.25
Dividend yield	0.00%

The fair value was $57,204 and was recorded as increase to consulting expense and increase in additional paid in-capital.

Warrants exercised

On June 7, 2016, when the five-day average of closing prices for the Company’s common stock was $12.16 per share, 15,203 shares of the Company’s common stock were issued pursuant to a cashless exercise of a warrant for 30,000 shares of the Company’s common stock with an exercise price of $6.00 per share.

Stock based compensation

The 2014 Stock Incentive Plan (the “2014 Plan”) authorized a total of 1,363,637 shares for option grants. The 2014 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance-based stock. The 2014 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards may not have a term exceeding 10 years from the grant date. As of June 30, 2016, the Company had 509,952 shares available for future grants under the 2014 Stock Incentive Plan.

Options granted generally have a five-year term and vest over a three-year period; one third the first year, one third the second year and the remaining third vest on a monthly basis in the third year.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The stock-based compensation expense recorded was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operations and development costs	$55	$32	$106	$32
Business development and management costs	475	49	632	49
Total	$530	$81	$738	$81

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of the options.

Expected stock volatility	72% -80%
Risk free interest rate	0.94% - 1.77%
Expected years until exercise	2.50 - 3.50
Dividend yield	0.00%

No stock options were exercised during the three months or six months ended June 30, 2016.

Option modification

During the three months ended June 30, 2016, the Compensation Committee of the Board of Directors approved the modification of the terms of a stock option previously granted to a member of its Board of Directors to accelerate vesting and the waiver of the early termination of the option based upon the director’s end of service to the Company. The modification resulted in additional compensation expense of $175,000.

10.        Commitments and Contingencies

Purchase commitment

The Company issued a purchase order on September 18, 2015 to purchase equipment to be installed in the recycling plant being built in Nevada. An initial payment of $3,053,000 was made in September 2015 and recorded as equipment deposits on the condensed consolidated balance sheet. The remaining balance due on this equipment at June 30, 2016 is $611,000 and is expected to be paid upon commissioning of this equipment during the third quarter of 2016.

Interstate Battery Agreement commitment

Pursuant to the Interstate Battery Investor Rights Agreement, the Company has agreed to compensate Interstate Battery should either Stephen Clarke, the Company’s current chief executive officer, or Selwyn Mould, the Company’s current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Interstate Battery $2,000,000, per occurrence, if either officer is subject to a key-man event during the two years following May 18,2016. The Company also agreed to pay Interstate Battery $2,000,000 if either or both officers are subject to a key-man event during the third year following May18, 2016

11.        Subsequent Events

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 28, 2016, or our Annual Report.

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

General

We were formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling lead through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Since our formation, we have focused our efforts on the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility near Reno, Nevada. We have not commenced revenue-producing operations and, under our current plan of business, do not expect to do so until the fourth quarter of 2016.

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

Pursuant to the terms of the above convertible notes, all principal and interest under the convertible notes automatically converted into shares of our common stock upon the completion of the initial public offering at the conversion price of $2.50 per share. As of the close of our initial public offering, all principal and interest, including $6 million of principal and $279,678 of accrued interest, under the convertible notes automatically converted into 2,511,871 shares of our common stock.

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

Interstate Battery Partnership. On May 18, 2016, we entered into definitive agreements with Interstate Battery System International, Inc. (“Interstate Battery”) and other investors for the sale of approximately $15.1 million of our equity and debt securities, including a $10 million investment by Interstate Battery, the largest independent battery distributor in North America. We also entered into a supply agreement with Interstate Battery pursuant to which Interstate Battery will supply us with used LABs as feedstock for our AquaRefineries. The investment transactions closed on May 24, 2016.

At the closing of the investment transactions, we will enter into a supply agreement with Interstate Battery pursuant to which Interstate Battery will agree to sell to us, and we will agree to buy from Interstate Battery, used LABs. Interstate Battery will sell us used LABs on a cost-plus basis and the agreement subjects us and Interstate Battery to certain minimum purchase and sale requirements. We will grant Interstate Battery limited rights of first refusal to supply our future AquaRefineries. Our agreement with Interstate Battery is for an initial term of 18 months and will be subject to automatic renewals thereafter unless either party elects to terminate the agreement. The agreement allows each party the right to seek early termination based on certain commercial contingencies. The supply agreement contains representations, warranties and indemnities that are customary to commercial agreements of this nature.

Pursuant to the investment agreements with Interstate Battery, Interstate Battery agreed to:

•      Purchase 702,247 shares of our common stock at $7.12 per share for the gross proceeds of approximately $5,000,000; and

•      Loan us $5,000,000 pursuant to a secured convertible promissory in the original principal amount of $5,000,000. The note will bear interest at the rate of eleven percent (11%) per annum, compounding monthly, and all interest shall be payable upon the earlier of maturity or conversion of the principal amount. The outstanding principal is convertible into our common shares at a conversion price of $7.12 per share. Our obligations under the loan are secured by a second priority lien interest on our assets, other than our intellectual property. The loan will mature on May 18, 2019.

In connection with the agreements, we granted Interstate Battery warrants to purchase our common stock, including:

•      a fully vested warrant to purchase 702,247 shares of our common stock, at an exercise price of $7.12 per share, expiring on May 24, 2018; and

•      a warrant to purchase 1,605,131 shares of our common stock, at an exercise price of $9.00 per share, vesting on November 16, 2016 and expiring on May 24, 2019.

We granted Interstate Battery customary demand and piggyback registration rights, limited board observation rights over the next three years and limited preemptive rights allowing it to purchase its proportional share of certain future equity issuances by us over the next three years.

If Interstate Battery converts its convertible note and exercises both warrants in their entirety, it will own slightly less than 20% of the common stock of Aqua Metals at an average price per share of approximately $7.93.

We also entered into a definitive agreement with certain accredited investors to sell approximately $5.1 million of our common stock through National Securities Corporation as placement agent. Pursuant to this agreement, we have agreed to sell 719,333 of shares of our common stock, at the price of $7.12 per share, for the gross proceeds of approximately $5,121,650. We granted the investors certain demand and piggyback registration rights, including our best efforts commitment to register their shares for resale on or before August 1, 2016. We paid National Securities a commission of six percent (6%) on the sale of our common shares to the accredited investors. There are no commissions payable by us on the sale of our securities to Interstate Battery. The National Securities private placement closed on May 24, 2016.

Plan of Operations

Our plan of operations for the 12-month period following the date of this report is to complete construction and commence commercial operations at our initial recycling facility in TRIC. In May 2015, we purchased 11.73 acres of undeveloped land within TRIC for the purchase price of $1,047,503. We have substantially completed the construction of a 136,750 square foot lead acid battery, or LAB, recycling facility at our TRIC property.

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

Construction of the TRIC facility began on August 17, 2015 and is progressing with a completion expected in the third quarter of 2016. We began installing our first AquaRefining modules in June 2016 and expect to install a total of 16 AquaRefining modules to support an initial lead production capacity of 80 tons per day by the close of the fourth quarter of 2016.

As of the date of this report we believe that our cash is sufficient to achieve production at a rate of 80 tons of lead per day. Our goal is to increase our production of lead at our TRIC facility to 160 tons per day, subject to our receipt of required expansion funds, of which there can be no assurance.

Results of Operations

We were formed on June 20, 2014 and have not commenced revenue-producing operations. To date, our operations have consisted of the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility near Reno, Nevada. The following table summarizes results of operations with respect to the items set forth below for the three and six months ended June 30, 2016 and 2015 together with the percentage change in those items (in thousands).

	Three months ended Jume 30,				Six months ended June 30,
			Favorable	%			Favorable	%
	2016	2015	(Unfavorable)	Change	2016	2015	(Unfavorable)	Change

Operations and development costs	$1,309	$422	$(887)	-210.19%	$2,192	$635	$(1,557)	-245.20%
Business development and management costs	1,516	640	(876)	-136.88%	2,811	1,112	(1,699)	-152.79%

Operations and development costs have more than tripled for both the comparative periods. The increase is due to the increased level of operations following the completion of our initial public offering in August 2015. Salary related expenses have more than tripled for both the three and six month periods compared to 2015, commensurate with a three-fold increase in head-count for the three and six months ended June 30, 2016. Our research and development expenses have increased by $0.1 million or 87% for the three months ended June 30, 2016 and $0.3 million or 188% for the six months ended June 30, 2016 corresponding to an increase in developmental activities over the prior year periods. Other increases include professional services, depreciation, insurance, travel and general overhead costs due to our increased activities.

Business development and management costs have also increased significantly. Salary related expenses increased by 80% and 82% for the three and six month periods ended June 30, 2016, respectively, while average headcount increased by 50% and 40% for the three and six month periods ended June 30, 2016 compared to the same periods in the previous year. The largest contributor to the difference between headcount and overall expense is an increase in stock based compensation expense. Professional services have increased by approximately $0.4 million and $0.7 million for the three and six month periods ending June 30, 2016, which include both third-party consulting and legal fees and primarily relates to being a publicly traded company during 2016 versus a private company during the related periods in 2015. Professional fees during the three and six-month period ended June 30, 2016 include a one-time $0.2 million charge due to the modification of a previously issued stock option to a former member of our Board of Directors that accelerated the vesting and waived the early termination of the option based upon the termination of his service to the Company due to his death. The remaining increase is due to increased travel, insurance and general overhead costs due to our increased activities compared to the prior year.

	Three months ended Jume 30,				Six months ended June 30,
			Favorable	%			Favorable	%
	2016	2015	(Unfavorable)	Change	2016	2015	(Unfavorable)	Change
Other expense (income)

Increase in fair value of derivative liabilities	$-	$1,603	$1,603	-	$-	$5,499	$5,499	-
Interest expense	112	318	206	64.78%	115	634	519	81.86%
Interest income	(6)	(1)	5	-500.00%	(14)	(2)	12	-600.00%

We incurred approximately $1.6 million and $5.5 million of expense in the three and six months ending June 30, 2015, respectively, relating to an increase in the fair value of derivative liabilities related to our then-outstanding convertible notes and related financing warrants. The convertible notes were converted at the time of our IPO in August 2015 and, at the same time the derivative liability associated with the financing warrant was reclassified to additional paid-in capital. Therefore, there is no expense related to the derivative liabilities during the three and six months ending June 30, 2016. We incurred interest expense of approximately $0.3 million and $0.5 million during the three and six months ending June 30, 2015 related to our convertible notes, which, as noted above, converted at the time of our IPO. Interest during the three and six months ended June 30, 2016 relates primarily to amortization of debt issuance costs incurred in connection with both the $10.0 million notes payable and the Interstate Battery convertible note and accrual of the USDA guarantee fee on the $10.0 million note. Interest relating to the $10.0 million notes payable is being capitalized as part of the building cost of the TRIC facility.

Liquidity and Capital Resources

As of June 30, 2016, we had total assets of $57,128,000 and working capital of $22,799,000.

The following table summarizes our cash used in operating, investing and financing activities (in thousands):

	Six months ended June 30,
	2016	2015

Net cash used in operating activities	(3,287)	(1,695)
Net cash used in investing activities	(8,259)	(1,211)
Net cash provided by financing activities	13,955	-

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $3.3 million and $1.7 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and noncash charges related to the mark-to-market valuation of our derivative liabilities (2015), as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June, 2016 and 2015 was $8.3 million and $1.2 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build out of our NV location and, to a lesser extent, our corporate headquarters.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 primarily consists of $9.1 million net proceeds from the issuance of common stock to Interstate Battery and other investors through our placement agent, National Securities Corporation; and $4.9 million net proceeds from the Interstate Battery convertible note.

As of the date of this report, we believe that our working capital is sufficient to fund our current business plan, including the completion of our initial recycling facility at TRIC and attainment of production at the rate of 80 tons of recycled lead per day. However, we may require additional capital to achieve the aforementioned milestones, the receipt of which there can be no assurance. In time, we intend to increase our production of lead at our TRIC facility to 160 tons per day, subject to our receipt of required expansion funds, of which there can be no assurance. In addition, we will require additional capital in order to fund our proposed development of additional AquaRefining recycling facilities. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. In addition, we will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.  As of June 30, 2016, we had total assets of $57.1 million and working capital of $22.8 million. As of the date of this report, we believe that we have working capital sufficient to fund our current business plan, including the completion of our initial recycling facility in TRIC and attainment of production at the rate of 80 tons of recycled lead per day. However, we may require additional capital over the next 12 months in order to meet these milestones, the receipt of which there can be no assurance. In time, we intend to increase our production of lead at our TRIC facility to 160 tons per day, subject to our receipt of required expansion funds, of which there can be no assurance. In addition, we will require additional capital in order to fund our proposed development of additional AquaRefining recycling facilities. We intend to seek additional funds through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project financing of our recycling facilities. We will consider alternatives to our current business plan that may enable to us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

While the testing of our AquaRefining process has been successful to date, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale.  As of the date of this report, we have built and operated both a small-scale unit of our AquaRefining process and a full size production prototype. Through the operation of such units we have successfully produced 99.99% pure lead on a limited scale. While we believe that our development and testing to date has proven the concept of our AquaRefining process, we have not undertaken the build-out or operation of a large-scale facility capable of recycling LABs and producing lead in large commercial quantities. We have commenced the development of our initial LAB recycling facility in TRIC which we expect to complete in the fourth quarter of 2016 and at which point we expect to install a total of 16 AquaRefining modules to support an initial lead production capacity of 80 ton per day by the close of the fourth quarter of 2016. However, there can be no assurance that as we commence large scale manufacturing or operations at our TRIC facility that we will not incur unexpected costs or hurdles that might restrict the desired scale of our intended operations or negatively impact our projected gross profit margin.

Our intellectual property rights may not be adequate to protect our business. We currently do not hold any patents for our products. To date, we have filed five international applications, two U.S. patent applications, and have twenty foreign applications pending, relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. Although we expect to continue filing, where applicable, patent applications related to our technology, no assurances can be given that any patent will be issued on our patent applications or any other application that we may file in the future or that, if such patents are issued, they will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents that may be issued to us will not be challenged, invalidated, or circumvented.

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

We may experience significant fluctuations in raw material prices and the price of our principal product, either of which could have a material adverse effect on our liquidity, growth prospects and results of operations.  Spent LAB’s are our primary raw material and we believe that in recent years the cost of used LABS has been volatile at times. Our principal product, recycled lead, has also experienced price volatility from time to time as well. For example, the market price of lead on the London Metal Exchange, or LME, rose from a trading range of $1,000 to $1,200 per metric ton during 2005 to $2,200 per metric ton during 2014. In 2015, the LME market price for lead ranged from $1,554 to $2,139 per ton. The price per ton of lead on January 1, 2015 was $1,844 while the price on December 31, 2015 was $1,801 per ton. The price per ton of lead on June 30, 2016 was $1,780. While we intend to pursue supply and tolling arrangements and hedge transactions as appropriate to offset any price volatility, the volatile nature of prices for used LABs and recycled lead could have an adverse impact on our liquidity, growth prospects and results of operations.

The global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per ton on May 5, 2015 to a low of $1,554 per ton on November 23, 2015 because of fluctuations in the market. A month later, the price per ton increased back up to $1,801 per ton and, as noted above, the price per ton was $1,780 on June 30, 2016. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not, at times, negatively impact our liquidity, growth prospects and results of operations.

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

Control by management may limit your ability to influence the outcome of director elections and other transactions requiring stockholder approval. As of June 30, 2016, our directors and executive officers beneficially own approximately 17.4% of our outstanding common stock. As a result, in addition to their board seats and offices, such persons will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

Shares eligible for future sale may adversely affect the market for our common stock. Of the 15,574,225 shares of our common stock outstanding as of the date of this report, approximately 12,167,310 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, we have filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of 4,431,205 share of restricted common stock sold in our May 2016 financing, including 3,009,625 shares of common stock issuable to Interstate Battery upon exercise of its warrants and conversion of its convertible note. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

Item 5.     Other Information.

On August 8, 2016, we entered into amendments to the executive employment agreements with our four senior executive officers for purposes of increasing the annual salary of Stephen Clarke to $410,000, Selwyn Mould to $400,000, and Thomas Murphy and Steve Cotton to $380,000 each.  The amendments to the executive employment agreements are filed as exhibits to this report.

Item 6.     Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

4.1	Convertible Term Note issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016	Filed electronically herewith

4.2	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016 (Two Year)	Filed electronically herewith

4.3	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016 (Three Year)	Filed electronically herewith

10.1	Stock Purchase Agreement between Aqua Metals, Inc. and Interstate Emerging Investments, LLC dated May 18, 2016	Filed electronically herewith

10.2	Stock purchase agreement between Aqua Metals, Inc. and the Purchasers, named therein dated May 18, 2016	Filed electronically herewith

10.3	Registration rights agreement between Aqua Metals, Inc. and the Purchasers, named therein dated May 18, 2016	Filed electronically herewith

10.4	Investor Rights Agreement between Aqua Metals, Inc. and Interstate Emerging Investments, LLC dated May 18, 2016	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed on August 1, 2016.

10.5	Credit Agreement between Aqua Metals, Inc. and Interstate Emerging Investments, LLC dated May 18, 2016	Filed electronically herewith

10.6	Amendment No. 1 dated August 8, 2016 to Executive Employment Agreement dated January 15, 2015 between Aqua Metals, Inc. and Stephen R. Clarke	Filed electronically herewith

10.7	Amendment No. 1 dated August 8, 2016 to Executive Employment Agreement dated January 15, 2015 between Aqua Metals, Inc. and Thomas Murphy	Filed electronically herewith

10.8	Amendment No. 1 dated August 8, 2016 to Executive Employment Agreement dated January 15, 2015 between Aqua Metals, Inc. and Selwyn Mould	Filed electronically herewith

10.9	Amendment No. 1 dated August 8, 2016 to Executive Employment Agreement dated January 15, 2015 between Aqua Metals, Inc. and Steve Cotton	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	August 10, 2016	By:	/s/ Stephen R. Clarke
Stephen R. Clarke,
President and Chief Executive Officer

Date:	August 10, 2016	By:	/s/ Thomas Murphy
Thomas Murphy,
Chief Financial Officer