Form 10-Q
period 2016-09-30
Aqua Metals, Inc.
filed 2016-11-07
CIK 1621832

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 7, 2016, there were 15,578,725 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)	(Note 2)
ASSETS

Current assets
Cash and cash equivalents	$15,408	$20,141
Restricted cash	760	11,667
Prepaid expenses and other current assets	140	147
Total current assets	16,308	31,955

Non-current assets
Property and equipment, net	36,056	12,603
Intellectual property, net	1,137	1,065
Other assets	1,770	1,653
Total non-current assets	38,963	15,321

Total assets	$55,271	$47,276

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,596	$3,192
Accrued expenses	734	81
Deferred rent, current portion	174	-
Notes payable, current portion	222	45
Total current liabilities	4,726	3,318

Deferred rent, non-current portion	1,008	1,071
Notes payable, non-current portion	9,193	9,222
Convertible notes payable, non-current portion	123	-
Total liabilities	15,050	13,611

Commitments and contingencies	-	-

Stockholders' equity
Common stock; $0.001 par; 50,000,000 shares authorized; 15,578,725 and 14,137,442 shares issued and outstanding September 30, 2016 and December 31, 2015, respectively	16	14
Additional paid-in capital	63,532	48,356
Accumulated deficit	(23,327)	(14,705)
Total stockholders' equity	40,221	33,665

Total liabilities and stockholders' equity	$55,271	$47,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating expenses
Operations and development costs	$1,887	$546	$4,080	$1,181
Business development and management costs	1,434	777	4,245	1,889
Total operating expenses	3,321	1,323	8,325	3,070

Loss from operations	(3,321)	(1,323)	(8,325)	(3,070)

Other expense (income)
Increase in fair value of derivative liabilities	-	277	-	5,776
Interest expense	203	492	318	1,126
Interest income	(7)	(8)	(22)	(10)

Total other expense, net	196	761	296	6,892

Loss before income tax expense	(3,517)	(2,084)	(8,621)	(9,962)

Income tax expense	-	-	1	3

Net loss	$(3,517)	$(2,084)	$(8,622)	$(9,965)

Weighted average shares outstanding, basic and diluted	15,574,620	10,759,187	14,818,484	6,495,490

Basic and diluted net loss per share	$(0.23)	$(0.19)	$(0.58)	$(1.53)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2015	14,137,442	$14	$48,356	$(14,705)	$33,665

Stock based compensation - stock options	-	-	898	-	898
Warrants issued for consulting services	-	-	138	-	138
Cashless exercise of warrant	15,203	-	-	-	-
Exercise of options to purchase common stock	4,500	-	19	-	19
Common stock issued in May 2016 Private Placement, net of $345 offering costs	719,333	1	4,777	-	4,778
Common stock issued for cash from Interstate Battery, net of $629 allocated transaction cost	702,247	1	4,369	-	4,370
Proceeds allocated to warrants issued and beneficial conversion feature in connection with Interstate Batteries Agreement	-	-	4,975	-	4,975
Net loss	-	-	-	(8,622)	(8,622)

Balances, September 30, 2016	15,578,725	$16	$63,532	$(23,327)	$40,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	(8,622)	$(9,965)
Reconciliation of net loss to net cash used in operating activities
Depreciation	403	54
Amortization of intellectual property	93	81
Fair value of warrants issued for consulting services	138	-
Stock option compensation	898	175
Increase in fair value of derivative liabilities	-	5,776
Amortization of debt discount	26	909
Amortization of deferred financing costs	44	-
Non-cash convertible note interest expense	197	214
Changes in operating assets and liabilities
Inventory	-	(342)
Prepaid expenses and other current assets	(80)	(354)
Accounts payable	500	648
Accrued expenses	530	57
Deferred rent	71	75
Net cash used in operating activities	(5,802)	(2,672)

Cash flows from investing activities:
Decrease in restricted cash	8,263	-
Purchases of property and equipment	(20,940)	(1,794)
Deposits and other assets	(93)	(3,646)
Intellectual property related expenditures	(165)	(6)
Net cash used in investing activities	(12,935)	(5,446)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	9,167	32,862
Payments on capital leases	(21)	-
Proceeds from issuance of convertible notes payable, net of issuance costs	4,858	-
Net cash provided by financing activities	14,004	32,862

Net increase (decrease) in cash and cash equivalents	(4,733)	24,744
Cash and cash equivalents at beginning of period	20,141	4,537

Cash and cash equivalents at end of period	$15,408	$29,281

Non-cash investing activities
Tenant improvement allowances	$78	$-

Non-cash financing activities
Capital lease	$143	$-
Fair value of common stock issued upon conversion of convertible notes and accrued interest	$-	$6,280
Fair value of common stock issued upon extinguishment of beneficial conversion feature derivative liability	$-	$6,280

Supplemental disclosure of non-cash transactions
Increase in property and equipment resulting from increase in accounts payable	$2,548	$-
Increase in property and equipment resulting from increase in accrued expenses	$123	$-
Decrease in restricted cash resulting from a decrease in accounts payable	$2,644	$-
Recognition of convertible debt discount	$4,975	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.         Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware on June 20, 2014 and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”), and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company has developed an innovative process for recycling lead acid batteries. The Company intends to manufacture the equipment it has developed, and will also operate lead acid battery recycling facilities. Construction of the first recycling facility is substantially complete in McCarran, Nevada, with equipment within the facility being commissioned on an on-going basis.

2.         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the balance sheet as of September 30, 2016, the statements of operations for the three and nine months ended September 30, 2016 and September 30, 2015, the statement of stockholders’ equity for the nine months ended September 30, 2016 and the statements of cash flows for the nine months ended September 30, 2016 and September 30, 2015, as applicable have been made. The condensed consolidated balance sheet as of December 31, 2015 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2015, which are included on Form 10-K filed with the Securities and Exchange Commission on March 28, 2016. Certain reclassifications have been made to the December 31, 2015 balance sheet to conform to current period presentation. Specifically, equipment deposits at December 31, 2015 of $3.8 million have been reclassified to property and equipment with the remaining balance reclassified to other assets.

The results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ended December 31, 2016.

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

Restricted cash

Restricted cash is comprised of funds held in escrow at Green Bank for the purpose of paying for the construction of the lead recycling plant building in McCarran, NV. As of September 30, 2016, the building is substantially complete. At September 30, 2016, $0.7 million of the outstanding accounts payable balance is to be paid out of the escrowed funds.

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

The estimation of stock-based awards that will ultimately vest requires judgment and to the extent actual results or updated estimates differ from the original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

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

	Nine months ended
	September 30,
Excluded potentially dilutive securities (1):	2016	2015

Convertible Notes - principal	702,247	-
Consulting warrants to purchase common stock	473,864	436,364
Options to purchase common stock	870,528	654,780
Financing and IPO warrants to purchase common stock	3,295,258	975,380
Total potential dilutive securities	5,341,897	2,066,524

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2016 that are of significance or potential significance to the Company.

3.         Property and equipment, net

Property and equipment, net, consisted of the following for the dates indicated (in thousands):

	Useful Life	September 30,	December 31,
Asset Class	(Years)	2016	2015

Operational equipment	3-10	$13,487	$356
Lab equipment	5	340	52
Computer equipment	3	126	72
Office furniture and equipment	5	284	9
Leasehold improvements	5-7	1,408	1,086
Land	-	1,047	1,047
Building under construction	39	18,305	5,681
Equipment under construction	10	1,552	4,390
		36,549	12,693
Less: accumulated depreciation		(493)	(90)

		$36,056	$12,603

Depreciation expense was $205,000 and $403,000 for the three and nine months ended September 30, 2016, respectively, and $31,000 and $54,000 for the three and nine months ended September 30, 2015, respectively. Building under construction is the 136,750 square foot lead acid battery recycling plant being built in McCarran, Nevada. Equipment under construction is AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.

Certain costs necessary to make the recycling facility ready for its intended use have been capitalized, including interest expense on notes payable. Capitalized interest totaled $153,000 and $456,000 for the three and nine months ended September 30, 2016, respectively, and is included in Building under construction above. There was no capitalized interest during the same periods in 2015.

4.         Intellectual Property

On July 3, 2014, five of the founding stockholders contributed the rights to certain intellectual property to the Company in exchange for the issuance of 4,101,822 shares with a fair value of $1,059,000. This contribution was recorded as an intangible asset with an offset to additional paid-in capital for $637,000 and deferred taxes for $422,000.

Intellectual property, net, is comprised of the following as of the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Intellectual property	$1,384	$1,219
Accumulated amortization	(247)	(154)
Intellectual property, net	$1,137	$1,065

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense was $34,000 and $27,000 for the three months ended September 30, 2016 and 2015, respectively and $93,000 and $81,000 for the nine months ended September 30, 2016 and 2015, respectively.

5.         Other Assets

The Company’s other asset balance is made up of a $596,000 security deposit for the Alameda headquarters lease, a $1,000,000 certificate of deposit, held by Green Bank as collateral for the AMR construction note payable balance, a $49,000 Nevada sales and use tax security deposit and $125,000 of various prepaid deposits on equipment and other assets.

The lease deposit related to the Alameda headquarters will be released in three installments: $275,000 at June 17, 2017, followed by $275,000 in June 2018; and the remainder will be released at the end of the lease term. The deposit with Green Bank will be released after AMR has three consecutive months of positive cash flow from operations. The various prepaid deposits on equipment will be reclassified to equipment once the equipment has been delivered and installed.

6.         Convertible Notes

As described more completely under the caption “Interstate Battery Agreements” below in Note 9, the Company issued to Interstate Battery System International, Inc. and its wholly-owned subsidiary (collectively “Interstate Battery”) an 11% convertible note with a face amount of $5.0 million due May 25, 2019. The Company allocated the proceeds from the Interstate Battery agreements to the convertible note, common stock and warrants comprising the financing agreements based on the relative fair value of the individual securities on the May 24, 2016 closing date of the agreements. Additionally, the convertible notes contained an embedded conversion feature having intrinsic value at the issuance date, which value the Company treated as an additional discount attributed to the convertible note, subject to limitations on the absolute amount of discount attributable to the convertible notes and its allocated value. The Company recorded a corresponding credit to additional paid-in capital attributable to the beneficial conversion feature. The discounts attributable to the convertible note, an aggregate of $4,975,000, are being amortized using the effective interest method over the three-year term of the note, maturing on May 24, 2019. Because the discount on the convertible note exceeds 99% of its initial face value, and because the discount is amortized over the period from issuance to maturity, the calculated effective interest rate is 184.75%.

Amortization of the note discount for the three and nine month periods ended September 30, 2016 totaled $18,000 and $26,000, respectively. Amortization of the deferred financing costs, more fully described in Note 9, totaled $12,000 and $17,000 for the three and nine month periods ended September 30, 2016, respectively.

The September 30, 2016 convertible note payable is comprised of the following (in thousands):

September 30, 2016
Convertible note payable	$5,000
Accrued interest	197
Deferred financing costs, net	(125)
Note discount	(4,949)

Convertible note payable, net	$123

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

The principal, $6,000,000, and interest, $279,678, of the Convertible Notes were converted into 2,511,871 shares of the Company’s common stock at a conversion price of $2.50 per share on August 5, 2015 as part of the Company’s Initial Public Offering (“IPO”).

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.         Deferred Rent

On August 7, 2015, the Company signed a lease for 21,697 square feet of mixed office and manufacturing space in Alameda, CA. The term of the lease is 76 months plus six months pre commencement date for tenant improvement construction. The total cost of the lease is $3,071,000 which is being amortized over 82 months. As of September 30, 2016 and December 31, 2015, the landlord had incurred $947,000 and $869,000, respectively, in tenant improvements. The tenant improvements cost has been included in owned assets and deferred rent and is being amortized over the life of the lease. Net deferred rent expense for the three months and nine months ending September 30, 2016 was $42,000 and negative $71,000, respectively. The September 30, 2016 short term deferred rent balance of $174,000 is included in current liabilities whereas the December 31, 2015 balance of negative $38,000 was included in prepaid expenses and other current assets. The remaining liability of $1,008,000 and $1,071,000 at September 30, 2016 and December 31, 2015, respectively, is classified as long term deferred rent.

8          Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest is payable and thereafter monthly payments of interest and principal are due. The interest rate will adjust on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all covenants as of and for the three and nine months ended September 30, 2016.

The net proceeds of the loan were deposited into an escrow account at Green Bank. The funds are being released as payment for the building being constructed in McCarran, NV to house AMR’s lead acid recycling operation. Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, accessions and a certificate of deposit in the amount of $1,000,000.

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

Notes payable is comprised of the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2016	2015

Notes payable, current portion
Thermo Fisher Financial Service	$59	$16
Green Bank, net of issuance costs	163	29
	$222	$45

Notes payable, non-current portion
Thermo Fisher Financial Service	$80	$1
Green Bank, net of issuance costs	9,113	9,221
	$9,193	$9,222

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

•	The fair value of the note was calculated using an average of the Merrill Lynch US High Yield CCC rate of 16.21% on May 24, 2016 and the Merrill Lynch US High Yield B effective yield of 7.44% on May 24, 2016.

•	The fair value of the common stock was based on the closing market price of the Company’s common stock on the NASDAQ stock market on May 24, 2016.

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

The convertible note includes an embedded beneficial conversion feature. The intrinsic value of the beneficial conversion feature was treated as an additional component of the discount attributable to the convertible note. The initial discount (attributable to the stock and warrants as noted above) and the discount attributable to the beneficial conversion feature exceeds the face amount of the convertible note. To avoid reducing the initial net carrying value of the convertible note to or below zero, the discount attributable to the beneficial conversion feature was limited such that the aggregate of all discounts does not exceed 99.5% of the face amount of the convertible note. The discount is being accreted to interest expense using the effective interest method over the three-year life of the loan. If the loan is converted prior to its maturity, any remaining discount will be expensed immediately.

Costs incurred in connection with the deal of $771,000 were allocated between additional paid-in capital and prepaid financing/ debt discount (“debt issuance costs”) in the same manner as the above allocation of proceeds. The allocated debt issuance costs of $142,000 were recorded as a reduction to the carrying amount of the convertible note and are being amortized as interest expense within the condensed consolidated statements of operations over the three-year life of the loan. The remaining $629,000 was recorded as a reduction to additional paid-in capital.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

A warrant to purchase 12,500 of the Company’s common stock was issued on July 31, 2016, at an exercise price of $6.00 per share. The warrant was fully vested upon issuance and expires, if not exercised, on July 31, 2018.

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of the warrant.

Expected stock volatility	80%
Risk free interest rate	0.72%
Expected years until exercise	2.00
Dividend yield	0.00%

The fair value was $65,000 and was recorded as increase to consulting expense and increase in additional paid in-capital.

Warrants exercised

On June 7, 2016, when the five-day average of closing prices for the Company’s common stock was $12.16 per share, 15,203 shares of the Company’s common stock were issued pursuant to a cashless exercise of a warrant for 30,000 shares of the Company’s common stock with an exercise price of $6.00 per share.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock based compensation

The 2014 Stock Incentive Plan (the “2014 Plan”) authorizes a total of 1,363,637 shares for option grants. The 2014 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance-based stock. The 2014 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory stock option agreements requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards may not have a term exceeding 10 years from the grant date. As of September 30, 2016, the Company had 488,609 shares available for future grants under the 2014 Stock Incentive Plan.

Options granted generally have a five-year term and vest over a three-year period; one third the first year, one third the second year and the remaining third vest on a monthly basis in the third year.

The stock-based compensation expense attributable to option grants recorded was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operations and development costs	$120	$38	$226	$71
Business development and management costs	40	55	672	104
Total	$160	$93	$898	$175

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of the options.

Expected stock volatility	72% -80%
Risk free interest rate	0.92% - 1.77%
Expected years until exercise	2.50 - 3.50
Dividend yield	0.00%

The Company issued 4,500 shares of common stock for the three months and nine months ended September 30, 2016 upon stock option exercises.

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

10.       Commitments and Contingencies

Purchase commitment

The Company issued a purchase order on September 18, 2015 to purchase equipment to be installed in the recycling plant being built in Nevada. An initial payment of $3,053,000 was made in September 2015 and was initially recorded as equipment deposits on the condensed consolidated balance sheet. These deposits were reclassified into Property and equipment, net in June 2016. The remaining balance due on this equipment at September 30, 2016 is $611,000.

Interstate Battery Agreement commitment

Pursuant to the Interstate Battery Investor Rights Agreement, the Company has agreed to compensate Interstate Battery should either Stephen Clarke, the Company’s current chief executive officer, or Selwyn Mould, the Company’s current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Interstate Battery $2,000,000, per occurrence, if either officer is subject to a key-man event during the two years following May 18, 2016. The Company also agreed to pay Interstate Battery $2,000,000 if either or both officers are subject to a key-man event during the third year following May18, 2016

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.       Subsequent Events

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

General

We were formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling lead through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility in the Tahoe Regional Industrial Center, McCarran, Nevada (“TRIC”). On October 28, 2016, we commenced limited lead-producing operations at our TRIC facility through the processing of recycled lead through a single AquaRefining module. Through our own on-site assay, the Company has verified that the lead produced in the AquaRefining module is over 99.99 percent pure. We expect to commence earning revenue through the commercial-scale recycling of LABs at our TRIC facility during the fourth quarter of 2016. Additionally, we have implemented process and other improvements which have increased the capacity of the TRIC facility to 120 tonnes per day. We expect to achieve a production rate of 120 tonnes per day early in 2017.

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

Green Bank Loan.   On November 3, 2015, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Green Bank, N.A. pursuant to which Green Bank provided us with a loan in the amount of $10 million.  The loan proceeds will be applied towards the development of our TRIC, facility.  The loan accrues interest at an annual rate of the Wall Street Journal Prime Rate Index plus a margin of 2.00% per year, adjusted quarterly, with a floor rate of 6.00% per year.  Interest-only payments are due monthly for the first twelve months.  Thereafter, principal and interest are due monthly and are fully amortized over 20 years.  The loan is collateralized by the real estate, plant and fixtures at the TRIC facility and a certificate of deposit of $1.0 million at Green Bank.  Additionally, the terms of the Loan Agreement contain various affirmative and negative covenants.  Among them, Aqua Metals Reno, Inc. must maintain a minimum debt service coverage ratio of 1.25 to 1.0, a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0.

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

At the closing of the investment transactions, we entered into a supply agreement with Interstate Battery pursuant to which Interstate Battery agreed to sell to us, and we agreed to buy from Interstate Battery, used LABs. Interstate Battery will sell us used LABs on a cost-plus basis and the agreement subjects us and Interstate Battery to certain minimum purchase and sale requirements. We have granted Interstate Battery limited rights of first refusal to supply our future AquaRefineries. Our agreement with Interstate Battery is for an initial term of 18 months and will be subject to automatic renewals thereafter unless either party elects to terminate the agreement. The agreement allows each party the right to seek early termination based on certain commercial contingencies. The supply agreement contains representations, warranties and indemnities that are customary to commercial agreements of this nature.

Pursuant to the investment agreements with Interstate Battery, Interstate Battery:

•     Purchased 702,247 shares of our common stock at $7.12 per share for the gross proceeds of approximately $5,000,000; and

•     Loaned us $5,000,000 pursuant to a secured convertible promissory in the original principal amount of $5,000,000. The note will bear interest at the rate of eleven percent (11%) per annum, compounding monthly, and all interest shall be payable upon the earlier of maturity or conversion of the principal amount. The outstanding principal is convertible into our common shares at a conversion price of $7.12 per share. Our obligations under the loan are secured by a second priority lien interest on our assets, other than our intellectual property. The loan will mature on May 18, 2019.

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

We granted Interstate Battery customary demand and piggyback registration rights, limited board observation rights over the next three years and limited preemptive rights allowing it to purchase its proportional share of certain future equity issuances by us over the next three years. We included all of the Interstate Battery shares in our S-3 Registration Statement filed with the Securities and Exchange Commission on August 1, 2016.

If Interstate Battery converts its convertible note and exercises both warrants in their entirety, it will own slightly less than 20% of the common stock of Aqua Metals at an average price per share of approximately $7.93.

We also entered into a definitive agreement with certain accredited investors to sell approximately $5.1 million of our common stock through National Securities Corporation as placement agent. Pursuant to this agreement, we sold 719,333 of shares of our common stock, at the price of $7.12 per share, for the gross proceeds of approximately $5,121,650. We paid National Securities a commission of six percent (6%) on the sale of our common shares to the accredited investors. There are no commissions payable by us on the sale of our securities to Interstate Battery. The National Securities private placement closed on May 24, 2016.

Plan of Operations

Our plan of operations for the 12-month period following the date of this report is to expand operations at our first recycling facility at TRIC to 120 tonnes of lead production per day and begin to expand our business with additional recycling facilities and licensing of our recycling technology and equipment to third parties.

As of the date of this report, we have commenced limited lead production at our TRIC facility. To achieve this, we completed the construction of a 136,750 square foot lead acid battery, or LAB, recycling facility at our TRIC property, substantially completed the installation of related battery breaking and component separations equipment, and commissioned the first AquaRefining module.

We have also completed the permitting process for commencement of full-scale LAB recycling at our TRIC facility. In connection with the permitting of our TRIC facility, the Nevada state environmental regulators determined that our AquaRefining process is not subject to the National Emissions Standards for Hazardous Air Pollutants, or NESHAP. NESHAP is the federal emissions standards set by the United States Environmental Protection Agency, or EPA, which apply to conventional smelter-based recycling facilities. We believe this is an important precedent which could substantially reduce both the time required to obtain permits and increase the options for locating additional facilities for both us and our potential licensees.

Our TRIC facility is designed to accommodate additional AquaRefining modules and has battery breaking and component separations equipment sufficient to support expansion to 160 tonnes of recycled lead per day.

On October 28, 2016, we commissioned our first AquaRefining module and commenced limited lead-producing operations at our TRIC facility. Through our own on-site assay, we have verified that the lead produced in the AquaRefining module is over 99.99 percent pure.

As of the date of this report, we believe that our working capital is sufficient to achieve a production rate of 120 tonnes per day. Our goal is to increase our production of lead at our TRIC facility to 160 tonnes per day by 2018.

Separately, we are engaged in detailed discussions with providers of non-dilutive capital to finance up to an additional four facilities, each of would have a production capacity of approximately 160 tonnes per day. On the strength of these discussions we have started to evaluate locations for facilities two and three, however, as of the date of this report, we have no agreements or understandings with regard to the financing and there can be no assurance that we will be able to consummate an agreement on terms acceptable to us, or at all.

In the longer term, we intend to expand our business in the United States and internationally, through the provision of AquaRefining equipment to third parties using a “serviced licensing” business model. We now have exploratory discussions with third parties interested in this option in the United States and various foreign jurisdictions.. These discussions have now progressed to the point that we have started to evaluate materials supplied to us by third parties for compatibility with our technology. As of the date of this report, these trials have been successful and we intend to commence the formal pursuit of licensing arrangements during 2017.

Results of Operations

We were formed on June 20, 2014 and have commenced limited lead producing operations on October 28, 2016. To date, our operations have consisted of the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility near Reno, Nevada. The following table summarizes results of operations with respect to the items set forth below for the three and nine months ended September 30, 2016 and 2015 together with the percentage change in those items (in thousands).

	Three months ended September 30,				Nine months ended September 30,
			Favorable	%			Favorable	%
	2016	2015	(Unfavorable)	Change	2016	2015	(Unfavorable)	Change

Operations and development costs	$1,887	$546	$(1,341)	-245.60%	$4,080	$1,181	$(2,899)	-245.47%
Business development and management costs	1,434	777	(657)	-84.56%	4,245	1,889	(2,356)	-124.72%

Operations and development costs have more than tripled for both the comparative periods. The increase is due to the increased level of operations following the completion of our initial public offering in August 2015. Salary related expenses have tripled for both the three and nine month periods in 2016 compared to 2015, commensurate with a three-fold increase in head-count for the three and nine months ended September 30, 2016. Our research and development expenses have also experienced a three-fold increase for the three and nine months ended September 30, 2016 corresponding to an increase in developmental activities over the prior year periods. Other increases include professional services, depreciation, insurance, travel and general overhead costs due to our increased activities.

Business development and management costs have also increased significantly. Salary related expenses increased by 76% and 80% for the three and nine month periods ended September 30, 2016, respectively, while average headcount increased by 36% and 39% for the three and nine month periods ended September 30, 2016, respectively, compared to the same periods in the previous year. The largest contributor to the difference between headcount and overall expense is an increase in stock based compensation expense. Professional services have increased by approximately $0.2 million and $0.9 million for the three and nine month periods ending September 30, 2016, respectively, which include both third-party consulting and legal fees and primarily relates to being a publicly traded company during 2016 versus a private company during the related periods in 2015. Professional fees during the nine-month period ended September 30, 2016 include a one-time $0.2 million charge due to the modification of a previously issued stock option to a former member of our Board of Directors that accelerated the vesting and waived the early termination of the option based upon the termination of his service to the Company due to his death. The remaining increase is due to increased travel, insurance and general overhead costs due to our increased activities compared to the prior year.

	Three months ended September 30,				Nine months ended September 30,
			Favorable	%			Favorable	%
	2016	2015	(Unfavorable)	Change	2016	2015	(Unfavorable)	Change
Other expense (income)

Increase in fair value of derivative liabilities	$-	$277	$277	-	$-	$5,776	$5,776	-
Interest expense	203	492	289	58.74%	318	1,126	808	71.76%
Interest income	(7)	(8)	(1)	12.50%	(22)	(10)	12	-120.00%

We incurred approximately $0.3 million and $5.8 million of expense in the three and nine months ending September 30, 2015, respectively, relating to an increase in the fair value of derivative liabilities related to our then-outstanding convertible notes and related financing warrants. The convertible notes were converted at the time of our IPO in August 2015 and, at the same time the derivative liability associated with the financing warrant was reclassified to additional paid-in capital. Therefore, there is no expense related to the derivative liabilities during the three and nine months ending September 30, 2016. We incurred interest expense of approximately $0.5 million and $1.1 million during the three and nine months ending September 30, 2015, respectively, related to our convertible notes, which, as noted above, converted at the time of our IPO. Interest during the three and nine months ended September 30, 2016 relates primarily to amortization of debt issuance costs incurred in connection with both the $10.0 million notes payable and the $5.0 million Interstate Battery convertible note as well as an accrual for the USDA guarantee fee on the $10.0 million note. Interest relating to the $10.0 million notes payable is currently being capitalized as part of the building cost of the TRIC facility.

The note discount associated with the Interstate Battery convertible note is being amortized using the effective interest method over the three-year term of the note, maturing on May 24, 2019. Using the effective interest method results in higher expense in later periods. Thus, non-cash interest expense associated with the note discount amortization will be $54,000 in 2016, $360,000 in 2017, $2.0 million in 2018 and $2.6 million in 2019.

Liquidity and Capital Resources

As of September 30, 2016, we had total assets of $55.3 million and working capital of $11.6 million.

The following table summarizes our cash used in operating, investing and financing activities (in thousands):

	Nine months ended September 30,
	2016	2015

Net cash used in operating activities	(5,802)	(2,672)
Net cash used in investing activities	(12,935)	(5,446)
Net cash provided by financing activities	14,004	32,862

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $5.8 million and $2.7 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and noncash charges related to the mark-to-market valuation of our derivative liabilities (2015), as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $12.9 million and $5.4 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build out of our TRIC recycling facility in Nevada and, to a lesser extent, our corporate headquarters.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 primarily consists of $9.1 million net proceeds from the issuance of common stock to Interstate Battery and other investors through our placement agent, National Securities Corporation; and $4.9 million net proceeds from the Interstate Battery convertible note.

As of the date of this report, we believe that our working capital is sufficient to fund our current business plan over the next 12 months, including the attainment of production at the rate of 120 tonnes of recycled lead per day. However, we may require additional capital over the next 12 months to fund our current business plan, the receipt of which there can be no assurance. In addition, we will require additional capital in order to fund our proposed development of additional AquaRefining recycling facilities. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Relating to Our Business

Since we have a limited operating history and have only recently commenced lead-producing operations, it is difficult for potential investors to evaluate our business.  We formed our corporation in June 2014 and on October 28, 2016, we commenced limited production of recycled lead at our TRIC facility. To date, our operations have consisted of the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial LAB recycling facility in Tahoe Regional Industrial Center, McCarran, Nevada (“TRIC”). Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.  As of September 30, 2016, we had total assets of $55.3 million and working capital of $11.6 million. As of the date of this report, we believe that we have working capital sufficient to fund our current business plan over the next 12 months, including the attainment of production at the rate of 120 tonnes of recycled lead per day. However, we may require additional capital over the next 12 months to fund our current business plan, the receipt of which there can be no assurance. In addition, we will require additional capital in order to fund our proposed development of additional AquaRefining recycling facilities. We intend to seek additional funds through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Our business model is new and has not been proven by us or anyone else. We intend to engage in the business of producing recycled lead through a proprietary, patent-pending electro-chemical technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead in commercial quantities other than by way of smelting. We have tested our AquaRefining process on a small scale and to a limited degree, and on October 28th, 2016, we commenced limited production of recycled lead at our TRIC facility. However, there can be no assurance that we will be able to produce lead in commercial quantities at a cost of production that will provide us with an adequate profit margin. The uniqueness of our AquaRefining process presents potential risks associated with the development of a business model that is untried and unproven.

While the testing of our AquaRefining process has been successful to date, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale. As of the date of this report, we have built and operated both a small-scale unit of our AquaRefining process and a full-size production prototype. In addition, on October 28, 2016, we commenced limited operations at our TRIC facility through the processing of recycled lead through a single AquaRefining module. While we believe that our development, testing and limited production to date has proven the concept of our AquaRefining process, we have not undertaken the processing of used LABs nor have we commenced the production of lead in large commercial quantities. We expect to commence the commercial recycling of used LABs during the fourth quarter of 2016 and increase our production of lead to 120 tonnes per day early in 2017. However, there can be no assurance that as we commence large scale operations at our TRIC facility that we will not incur unexpected costs or hurdles that might restrict the desired scale of our intended operations or negatively impact our projected gross profit margin.

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

We may experience significant fluctuations in raw material prices and the price of our principal product, either of which could have a material adverse effect on our liquidity, growth prospects and results of operations.  Spent LAB’s are our primary raw material and we believe that in recent years the cost of used LABS has been volatile at times. Our principal product, recycled lead, has also experienced price volatility from time to time as well. For example, the market price of lead on the London Metal Exchange, or LME, rose from a trading range of $1,000 to $1,200 per metric ton during 2005 to $2,200 per metric ton during 2014. In 2015, the LME market price for lead ranged from $1,554 to $2,139 per ton. The price per ton of lead on January 1, 2015 was $1,844 while the price on December 31, 2015 was $1,801 per ton. The price per ton of lead on September 30, 2016 was $2,106. While we intend to pursue supply and tolling arrangements and hedge transactions as appropriate to offset any price volatility, the volatile nature of prices for used LABs and recycled lead could have an adverse impact on our liquidity, growth prospects and results of operations.

The global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per ton on May 5, 2015 to a low of $1,554 per ton on November 23, 2015 because of fluctuations in the market. A month later, the price per ton increased back up to $1,801 per ton and, as noted above, the price per ton was $2,106 on September 30, 2016. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not, at times, negatively impact our liquidity, growth prospects and results of operations.

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

Control by management may limit your ability to influence the outcome of director elections and other transactions requiring stockholder approval. As of September 30, 2016, our directors and executive officers beneficially own approximately 22.6% of our outstanding common stock. In addition, one other stockholder, Interstate Battery Systems International, Inc., beneficially owns an additional 19.97%. As a result, in addition to their board seats and offices, such persons acting together will have significant influence over corporate actions requiring stockholder approval, including the following actions:

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

We will remain an “emerging growth company” for up to 2020, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

Shares eligible for future sale may adversely affect the market for our common stock. Of the 15,578,725 shares of our common stock outstanding as of the date of this report, approximately 11,439,250 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, we have filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of 4,431,205 share of restricted common stock sold in our May 2016 financing, including 3,009,625 shares of common stock issuable to Interstate Battery upon exercise of its warrants and conversion of its convertible note. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

AQUA METALS, INC.

Date:	November 7, 2016	By:	/s/ Stephen R. Clarke
Stephen R. Clarke,
President and Chief Executive Officer

Date:	November 7, 2016	By:	/s/ Thomas Murphy
Thomas Murphy,
Chief Financial Officer

