Form 10-Q
period 2017-03-31
Aqua Metals, Inc.
filed 2017-05-10
CIK 1621832

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 8, 2017, there were 20,141,636 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item	1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$30,113	$25,458
Restricted cash	576	1,124
Inventory	297	59
Prepaid expenses and other current assets	1,030	729
Total current assets	32,016	27,370

Non-current assets
Property and equipment, net	43,622	41,392
Intellectual property, net	1,144	1,137
Other assets	1,675	1,630
Total non-current assets	46,441	44,159

Total assets	$78,457	$71,529

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,640	$1,572
Accrued expenses	1,154	1,975
Deferred rent, current portion	180	177
Notes payable, current portion	314	307
Total current liabilities	4,288	4,031

Deferred rent, non-current portion	917	963
Asset retirement obligation	670	-
Notes payable, non-current portion	9,164	9,238
Convertible note payable, non-current portion	507	307
Total liabilities	15,546	14,539

Commitments and contingencies	-	-

Stockholders' equity
Common stock; $0.001 par value; 50,000,000 shares authorized; 19,960,356 and 17,878,725 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	20	18
Additional paid-in capital	96,047	85,234
Accumulated deficit	(33,156)	(28,262)
Total stockholders' equity	62,911	56,990

Total liabilities and stockholders' equity	$78,457	$71,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2017	2016

Operating Expense
Operations and development costs	$2,987	$883
General and administrative expense	1,528	1,295
Total operating expenses	4,515	2,178

Loss from operations	(4,515)	(2,178)

Other income and expenses
Interest expense	(388)	(2)
Interest and other income	11	7

Total other income (expense), net	(377)	5

Loss before income tax expense	(4,892)	(2,173)

Income tax expense	(2)	(1)

Net loss	$(4,894)	$(2,174)

Weighted average shares outstanding, basic and diluted	18,792,850	14,137,442

Basic and diluted net loss per share	$(0.26)	$(0.15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2016	17,878,725	$18	$85,234	$(28,262)	$56,990

Stock based compensation - stock options	-	-	161	-	161
Cashless exercise of warrants	1,121,353	1	(1)	-	-
Exercise of warrants to purchase common stock	2,500	-	15	-	15
Exercise of options to purchase common stock	18,773	-	67	-	67
Common stock issued for cash in February 2017 from Johnson Controls, net of $67 transaction cost	939,005	1	10,571	-	10,572
Net loss	-	-	-	(4,894)	(4,894)

Balances, March 31, 2017	19,960,356	$20	$96,047	$(33,156)	$62,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,894)	$(2,174)
Reconciliation of net loss to net cash used in operating activities
Depreciation	665	78
Amortization of intellectual property	36	31
Fair value of warrants issued for consulting services	-	15
Stock option compensation	161	208
Amortization of debt discount	42	-
Amortization of deferred financing costs	22	9
Non-cash convertible note interest expense	146	-
Changes in operating assets and liabilities
Inventory	(238)	-
Prepaid expenses and other current assets	(301)	(18)
Accounts payable	307	89
Accrued expenses	(53)	84
Deferred rent	(43)	78
Net cash used in operating activities	(4,150)	(1,600)

Cash flows from investing activities:
Decrease in restricted cash	548	1,131
Purchases of property and equipment	(2,232)	(4,396)
Other assets	(45)	-
Intellectual property related expenditures	(43)	(28)
Net cash used in investing activities	(1,772)	(3,293)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	10,654	-
Payments on notes payable	(44)	-
Payments on capital leases	(33)	(4)
Net cash provided by (used in) financing activities	10,577	(4)

Net increase (decrease) in cash and cash equivalents	4,655	(4,897)
Cash and cash equivalents at beginning of period	25,458	20,141

Cash and cash equivalents at end of period	$30,113	$15,244

	Three months ended March 31,
	2017	2016
Non-cash investing activities
Tenant improvement allowances	$-	$78

Non-cash financing activities
Capital lease	$-	$101

Supplemental disclosure of non-cash transactions
Increase in property and equipment resulting from increase in accounts payable	$761	$3,066
Change in property and equipment resulting from change in accrued expenses	$(768)	$1,046
Decrease in restricted cash resulting from a decrease in accounts payable	$-	$2,644
Asset retirement obligation offset with asset retirement cost (property and equipment)	$670	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”), and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is reinventing lead recycling with its patent-pending AquaRefiningTM technology. Unlike smelting, AquaRefining is a room temperature, water-based process that is fundamentally non-polluting. These modular systems allow the lead-acid battery industry to simultaneously improve environmental impact and scale recycling production to meet demand. The Company intends to manufacture the equipment it has developed, and will also operate lead acid battery recycling facilities.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or the SEC, on March 2, 2017. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2017 except for the addition of Asset Retirement Obligations, as described below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations for the three months ended March 31, 2017 and March 31, 2016, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2017 and the statements of cash flows for the three months ended March 31, 2017 and March 31, 2016, as applicable have been made. The condensed consolidated balance sheet as of December 31, 2016 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2016, which are included on Form 10-K filed with the Securities and Exchange Commission on March 2, 2017.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ended December 31, 2017.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Subsidiaries, both of which are wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Asset retirement obligations

The Company records the fair value of estimated asset retirement obligations (ARO) associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations are initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to interest expense. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a straight-line basis over the assets’ respective useful lives.

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

	Three months ended
	March 31,
	2017	2016
Excluded potentially dilutive securities (1):

Convertible note - principal	702,247	-
Consulting warrants to purchase common stock	12,500	491,364
Options to purchase common stock	892,129	767,074
Financing and IPO warrants to purchase common stock	2,384,464	975,380
Total potential dilutive securities	3,991,340	2,233,818

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the year ended March 31, 2017 that are of significance or potential significance to the Company.

3.	Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016

Finished goods	$123	$-
Work in process	96	-
Raw materials	78	59
	297	59

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
Asset Class	(Years)	2017	2016

Operational equipment	3-10	$15,742	$15,132
Lab equipment	5	551	547
Computer equipment	3	156	140
Office furniture and equipment	5	300	298
Leasehold improvements	5-7	1,408	1,408
Land	-	1,048	1,047
Building	39	23,447	21,962
Asset Retirement Cost	20	670	-
Equipment under construction	10	1,742	1,635
		45,064	42,169
Less: accumulated depreciation		(1,442)	(777)

		$43,622	$41,392

Depreciation expense was $665,000 and $78,000 for the three months ended March 31, 2017 and March 31, 2016, respectively. The building is a 136,750 square foot lead acid battery recycling plant being built in McCarran, Nevada. Equipment under construction is primarily AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.

Certain costs necessary to make the recycling facility ready for its intended use have been capitalized, including interest expense on notes payable. Capitalized interest totaled $152,000 for the three months ended March 31, 2016. Capitalization of interest ceased upon completion of the building in early November 2016.

5.	Asset Retirement Obligation

ASC Topic 410-20, “Asset Retirement and Environmental Obligations, Asset Retirement Obligations” requires the recording of a liability in the period in which an asset retirement obligation is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $670,000 and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 4 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. The Company has entered into a facility closure trust agreement for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the Trust are to be available when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. The trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. $100,000 was contributed to the Trust Fund on October 31, 2016 and is included in Other Assets on the condensed consolidated balance sheet; $350,000 will be due and payable on October 31, 2017, and $220,000 will be due on October 31, 2018.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Convertible Notes

Convertible note payable is comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016

Convertible note payable	$5,000	$5,000
Accrued interest	489	343
Deferred financing costs, net	(103)	(115)
Note discount	(4,879)	(4,921)

Convertible note payable, non-current portion	$507	$307

7	Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate will adjust on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for the three months ended March 31, 2017. The Company has received a waiver for the minimum debt service coverage ratio covenant for the periods ending March 31, 2017 and June 30, 2017.

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

Notes payable is comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016

Notes payable, current portion
Thermo Fisher Financial Service	$141	$137
Green Bank, net of issuance costs	173	170
	$314	$307

Notes payable, non-current portion
Thermo Fisher Financial Service	$101	$138
Green Bank, net of issuance costs	9,063	9,100
	$9,164	$9,238

The Thermo Fisher Financial Service obligations relate to capital leases. The costs associated with obtaining the Green Bank loan were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense within the condensed consolidated statements of operations over the twenty-one year life of the loan.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Stockholders’ Equity

Investment Agreement

On February 7, 2017, the Company entered into a Stock Purchase Agreement with Johnson Controls pursuant to which the Company issued and sold to a wholly-owned subsidiary of Johnson Controls International plc, (“Johnson Controls”), 939,005 shares of its common stock at $11.33 per share for the gross proceeds of approximately $10.6 million. The Stock Purchase Agreement includes customary representations, warranties, and covenants by Johnson Controls and us, and an indemnity from the Company in favor of Johnson Controls.

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

There were no sales commissions paid by the Company in connection with the sale of our common shares to Johnson Controls.

Warrants exercised

During the three months ended March 31, 2017, 1,123,853 shares were issued pursuant to cash and cashless warrant exercises as detailed below. Generally, the warrants specify using the preceding five-day average of closing prices for the Company’s common stock in the calculation of common stock to be issued pursuant to a cashless exercise.

	Average Closing		Warrant	Common
	Market Price	Exercise Price	Shares	Shares
Date	Per Share	Per Share	Exercised	Issued

2/10/2017	$11.016	$0.0034375	392,728	392,605
2/13/2017	$13.062	$3.00	25,119	19,349
2/13/2017	$13.062	$6.00	72,420	39,154
2/15/2017	$16.768	$6.00	65,177	41,856
2/16/2017	$16.768	$6.00	35,000	22,470
3/17/2017	$20.262	$6.00	2,500	2,500
3/20/2017	$20.304	$3.00	226,068	192,666
3/20/2017	$20.304	$6.00	586,596	413,253

			1,405,608	1,123,853

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants outstanding

Warrants to purchase shares of the Company’s common stock at a weighted average exercise price of $8.28 are as follows.

Exercise Price	Expiration	Shares Subject to purchase
per Share	Date	at March 31, 2017

$0.0034375	9/8/2017	43,636
$6.00	7/31/2018	12,500
$7.12	5/18/2018	702,247
$9.00	5/18/2019	1,605,131
$10.00	11/21/2019	33,450

		2,396,964

Subsequent to March 31, 2017, 51,943 shares were issued pursuant to cashless warrant exercises of 56,136 warrants (the first two lines above).

Stock based compensation

The stock-based compensation expense attributable to option grants granted was allocated as follows:

	Three months ended March 31,
	2017	2016
Operations and development costs	$87	$51
General and administrative expense	74	157
Total	$161	$208

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of the options.

	Three months ended March 31,
	2017	2016

Expected stock volatility	70.92% - 72.18%	80%
Risk free interest rate	1.53% - 1.79%	1.11% - 1.77%
Expected years until exercise	3.50	3.50
Dividend yield	0%	0%

The Company issued 18,773 shares of common stock for the three months ended March 31, 2017 upon stock option exercises.

9.	Commitments and Contingencies

Interstate Battery Agreement commitment

Pursuant to the Interstate Battery Investor Rights Agreement, the Company has agreed to compensate Interstate Battery should either Stephen Clarke, the Company’s current chief executive officer, or Selwyn Mould, the Company’s current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Interstate Battery $2.0 million, per occurrence, if either officer is subject to a key-man event during the two years following May 18, 2016. The Company also agreed to pay Interstate Battery $2.0 million if either or both officers are subject to a key-man event during the third year following May18, 2016.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Johnson Controls Agreement Commitment

Pursuant to the Johnson Controls Investor Rights Agreement, the Company has agreed to compensate Johnson Controls should either Stephen Clarke, the Company’s current chief executive officer, or Selwyn Mould, the Company’s current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Johnson Controls $1.0 million per occurrence, if either officer is subject to a key-man event during the 18 months following February 7, 2017. The Company also agreed to pay Johnson Controls $1.0 million if either or both key-man events occur after 18 months and prior to 30 months following February 7, 2017.

10.	Subsequent Events

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued.

On April 13, 2017, when the closing market price of our stock was $17.36, we entered into an agreement to purchase all of the capital shares of Ebonex IPR Limited, a company registered in England and Wales. Ebonex IPR Limited is a pre-revenue IP-based company that has developed patented technology in the field of advanced materials and manufacturing methods for advanced lead acid batteries. In consideration of our acquisition of all of the capital shares of Ebonex IPR Limited, we paid $100,000 in cash and issued 123,776 shares of our common stock. The agreement contains customary representations, warranties and indemnities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 2, 2017, or our Annual Report.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the section “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 2, 2017. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

Aqua Metals (NASDAQ: AQMS) is reinventing lead recycling with its patent-pending AquaRefining™ technology. Unlike smelting, AquaRefining is a room temperature, water-based process that is fundamentally non-polluting. These modular systems allow the lead-acid battery industry to simultaneously improve environmental impact and scale recycling production to meet demand. Aqua Metals is based in Alameda, California, and has built its first recycling facility in Nevada's Tahoe Reno Industrial Complex. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility in the Tahoe Regional Industrial Center, McCarran, Nevada (“TRIC”).

We have completed the development of our initial LAB recycling facility at TRIC and commenced production during January 2017. Lead compounds and plastic produced in the quarter were not shipped as details were still being worked out for delivery to customers. Shipments began in April 2017. We expect TRIC to achieve a production rate of 120 metric tons of recycled lead per day by the end of 2017.

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

Public Offering. On November 21, 2016, we completed a public offering of 2.3 million shares of our common stock, at the public offering price of $10.00 per share, for gross proceeds of $23.0 million. The completed offering includes shares issued by the exercise in full of the underwriter’s overallotment option. After the payment of underwriter discounts and offering expenses we received net proceeds of approximately $21.5 million. In connection with the underwritering agreement, we issued a warrant for 33,450 shares of our common stock, at an exercise price of $10.00 per share, exercisable commencing on May 20, 2017 and expiring on November 21, 2019.

Johnson Controls Investment. In connection with our entry into the equipment supply agreement and tolling/lead purchase agreement with Johnson Controls, on February 7, 2017, we entered into a stock purchase agreement with Johnson Controls pursuant to which we sold to Johnson Controls 939,005 shares of our common stock at $11.33 per share for the gross proceeds of approximately $10.6 million. We granted Johnson Controls customary demand and piggyback registration rights, limited board observation rights and limited preemptive rights allowing it to purchase its proportional share of certain future equity issuances by us. We included all of the Johnson Controls shares in our Form S-3 Registration Statement filed with the Securities and Exchange Commission on February 27, 2017.

Plan of Operations

We have completed the development of our initial LAB recycling facility at TRIC and commenced production during January 2017. Our plan of operations for the 12-month period following the date of this report is to expand operations at our first recycling facility at TRIC to 120 tonnes of lead production per day by the end of 2017. In the longer term, our goal is to increase our production of lead at our TRIC facility to 160 tonnes per day. Our 12-month plan of operations also includes our collaboration with Johnson Controls for the development of a program for the installation of new greenfield builds and conversion of Johnson Controls and certain strategic partners of Johnson Controls’ existing lead smelters throughout North America, China and Europe to a lead recycling process utilizing our proprietary and patent-pending AquaRefining technology and equipment, know-how and services. Finally, our 12-month plan of operations includes our continued pursuit of the expansion of our business with additional recycling facilities and licensing of our recycling technology and equipment to third parties.

Separately, we continue to pursue providers of non-dilutive capital to finance up to an additional four facilities, each of which would have a production capacity of approximately 160 tonnes per day. Through the supply and off-take relationships that we have established with Battery Systems Inc., Interstate Battery and Johnson Controls, we believe we are better positioned to acquire the necessary funding, including potential forms of non-diluting financing, in order to finance our next facilities. However, as of the date of this report, we have no formal agreements with regard to the financing and there can be no assurance that we will be able to consummate an agreement on terms acceptable to us, or at all.

Results of Operations

To date, our operations have consisted of the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility near Reno, Nevada. The following table summarizes results of operations with respect to the items set forth below for the three months ended March 31, 2017 and 2016 together with the percentage change in those items (in thousands).

	Three months ended March 31,
			Favorable	%
	2017	2016	(Unfavorable)	Change

Operations and development costs	$2,987	$883	$(2,104)	-238.28%
General and administrative expense	1,528	1,295	(233)	-17.99%

Operations and development costs have more than tripled over the comparative period. The increase is due to the increased level of operations following the ramp up of operations at our plant in TRIC. Salary related expenses have tripled for the three-month period in 2017 compared to 2016. Average head-count has increased four-fold from the previous period, however the more recent hires are more junior-level employees, somewhat reducing the per person cost of labor. Our research and development expenses have doubled for the three-month period ended March 31, 2017 compared to the previous period and includes costs incurred to prepare our TRIC plant for operations. Other increases include professional services, depreciation, insurance, travel and general overhead costs due to our increased activities.

General and administrative expense has increased to $1.5 million from $1.3 million, or 18%, during the three-month period ended March 31, 2017 compared to the prior year period. Average headcount has increased by 12.5% between periods; additional increases are due to professional services, including third-party consulting, and smaller increases in depreciation, travel, insurance and general overhead costs.

	Three months ended September 30,
			Favorable	%
	2017	2016	(Unfavorable)	Change
Other (expense) income

Interest expense	(388)	(2)	386	19300.00%
Interest income	11	7	(4)	57.14%

Interest during the three months ended March 31, 2017 relates primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million notes payable, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note. Interest relating to the $10.0 million notes payable during the three-month period ended March 31, 2016 was capitalized as part of the building cost of the TRIC facility in the amount of $152,000. Interest capitalization ceased upon completion of the building in November 2016.

The note discount associated with the Interstate Battery convertible note is being amortized using the effective interest method over the three-year term of the note, maturing on May 24, 2019. Using the effective interest method results in higher expense in later periods. Thus, non-cash interest expense associated with the note discount amortization will be $360,000 in 2017, $2.0 million in 2018 and $2.6 million in 2019.

Liquidity and Capital Resources

As of March 31, 2017, we had total assets of $78.5 million and working capital of $27.7 million.

The following table summarizes our cash used in operating, investing and financing activities (in thousands):

	Three months ended March 31,
	2017	2016

Net cash used in operating activities	(4,150)	(1,600)
Net cash used in investing activities	(1,772)	(3,293)
Net cash provided by (used in) financing activities	10,577	(4)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 was $4.2 million and $1.6 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $1.8 million and $3.3 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build out of our TRIC recycling facility in Nevada and, to a lesser extent, our corporate headquarters.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the three months ended March 31, 2017 primarily consists of $10.6 million net proceeds from the issuance of common stock to Johnson Controls partially offset by lease and debt payments. Net cash used by financing activities for the three months ended March 31, 2016 consisted of lease payments on capital leases.

As of the date of this report, we believe that our working capital is sufficient to fund our current business plan over the next 12 months, including the attainment of production at the rate of 120 tonnes of recycled lead per day by the end of 2017. However, we will require additional capital in order to fund our proposed development of additional AquaRefining recycling facilities. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 3, 2017.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.1*	Tolling/Lead Purchase Agreement dated February 7, 2017 between the Registrant and Johnson Controls Battery Group, Inc.	Filed electronically herewith

10.2*	Equipment Supply Agreement dated February 7, 2017 between the Registrant and Johnson Controls Battery Group, Inc.	Filed electronically herewith

10.3	Stock Purchase Agreement dated February 7, 2017 between the Registrant and Tyco International Finance S.A.	Filed electronically herewith

10.4	Investor Rights Agreement dated February 7, 2017 between the Registrant and Tyco International Finance S.A.	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed on February 27, 2017

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

*	Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	May 10, 2017	By:	/s/ Stephen R. Clarke
Stephen R. Clarke,
President and Chief Executive Officer

Date:	May 10, 2017	By:	/s/ Thomas Murphy
Thomas Murphy,
Chief Financial Officer