Form 10-Q
period 2017-06-30
Aqua Metals, Inc.
filed 2017-08-09
CIK 1621832

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Rule 12b-2 of the Act):

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

As of August 4, 2017, there were 20,165,484 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$22,109	$25,458
Restricted cash	—	1,124
Accounts receivable	593	—
Inventory	1,030	59
Prepaid expenses and other current assets	1,233	729
Total current assets	24,965	27,370

Non-current assets
Property and equipment, net	44,425	41,392
Intellectual property, net	1,324	1,137
Other assets	1,219	1,630
Total non-current assets	46,968	44,159

Total assets	$71,933	$71,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,497	$1,572
Accrued expenses	577	1,975
Deferred rent, current portion	184	177
Notes payable, current portion	322	307
Total current liabilities	3,580	4,031

Deferred rent, non-current portion	870	963
Asset retirement obligation	680	—
Notes payable, non-current portion	9,090	9,238
Convertible note payable, non-current portion	736	307
Total liabilities	14,956	14,539

Commitments and contingencies	—	—

Stockholders’ equity
Common stock; $0.001 par value; 50,000,000 shares authorized; 20,152,636 and 17,878,725 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	20	18
Additional paid-in capital	98,478	85,234
Accumulated deficit	(41,521)	(28,262)
Total stockholders’ equity	56,977	56,990

Total liabilities and stockholders’ equity	$71,933	$71,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Product sales	$603	$—	$603	$—

Operating cost and expense
Product sales cost	2,531	—	2,531	—
Research and development cost	2,184	1,309	5,171	2,192
General and administrative expense	1,444	1,516	2,972	2,811
Impairment charge	2,411	—	2,411	—
Total operating expense	8,570	2,825	13,085	5,003

Loss from operations	(7,967)	(2,825)	(12,482)	(5,003)

Other income and expenses
Interest expense	(408)	(112)	(796)	(115)
Interest and other income	10	6	21	14

Total other income (expense), net	(398)	(106)	(775)	(101)

Loss before income tax expense	(8,365)	(2,931)	(13,257)	(5,104)

Income tax expense	—	—	(2)	(1)

Net loss	$(8,365)	$(2,931)	$(13,259)	$(5,105)

Weighted average shares outstanding, basic and diluted	20,123,041	14,735,077	19,231,667	14,436,260

Basic and diluted net loss per share	$(0.42)	$(0.20)	$(0.69)	$(0.35)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AQUA METALS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2016	17,878,725	$18	$85,234	$(28,262)	$56,990

Stock based compensation - stock options	—	—	467	—	467
Cashless exercise of warrants	1,173,296	1	(1)	—	—
Exercise of warrants to purchase common stock	2,500	—	15	—	15
Exercise of options to purchase common stock	35,334	—	143	—	143
Common stock issued for cash in February 2017 from Johnson Controls, net of $167 transaction cost	939,005	1	10,471	—	10,472
Common stock issued for purchase of Ebonex IPR Ltd.	123,776	—	2,149		2,149
Net loss	—	—	—	(13,259)	(13,259)

Balances, June 30, 2017	20,152,636	$20	$98,478	$(41,521)	$56,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,259)	$(5,105)
Reconciliation of net loss to net cash used in operating activities
Depreciation	1,387	198
Amortization of intellectual property	75	59
Accretion of asset retirement obligation	10	—
Fair value of warrants issued for consulting services	—	73
Stock option compensation	467	738
Amortization of debt discount	107	8
Amortization of deferred financing costs	42	22
Non-cash convertible note interest expense	298	56
Impairment of acquired intellectual property	2,411	—
Changes in operating assets and liabilities
Accounts receivable	(593)	—
Inventory	(971)	—
Prepaid expenses and other current assets	(227)	18
Accounts payable	1,403	(257)
Accrued expenses	(68)	789
Deferred rent	(86)	114
Net cash used in operating activities	(9,004)	(3,287)

Cash flows from investing activities:
Decrease in restricted cash	1,124	5,556
Purchases of property and equipment, net	(5,558)	(13,724)
Intellectual property related expenditures	(390)	(91)
Net cash used in investing activities	(4,824)	(8,259)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	10,630	9,114
Payments on notes payable	(83)	—
Payments on capital leases	(68)	(9)
Proceeds from issuance of convertible notes payable, net of issuance costs	—	4,850
Net cash provided by financing activities	10,479	13,955

Net increase (decrease) in cash and cash equivalents	(3,349)	2,409
Cash and cash equivalents at beginning of period	25,458	20,141

Cash and cash equivalents at end of period	$22,109	$22,550

	Six months ended June 30,
	2017	2016
Non-cash investing activities
Tenant improvement allowances	$—	$78

Non-cash financing activities
Capital lease	$—	$101

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$(478)	$1,817
Change in property and equipment resulting from change in accrued expenses	$(1,330)	$—
Decrease in restricted cash resulting from a decrease in accounts payable	$—	$2,644
Recognition of convertible debt discount	$—	$4,975
Asset retirement obligation offset with asset retirement cost (property and equipment)	$670	$—
Fair value of common stock issued for intellectual property	$2,149	$—

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

2.        Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or the SEC, on March 2, 2017. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2017 except for the addition of Revenue Recognition, Accounts Receivables and Asset Retirement Obligations, as described below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and June 30, 2016, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and June 30, 2016, as applicable have been made. The condensed consolidated balance sheet as of December 31, 2016 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2016, which are included on Form 10-K filed with the Securities and Exchange Commission on March 2, 2017.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ended December 31, 2017.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Subsidiaries, both of which are wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount and valuation of long-lived assets, the valuation of conversion features of convertible debt, valuation allowances for deferred tax assets, the determination of fair value of estimated asset retirement obligations, the determination of stock option expense and the determination of the fair value of stock warrants issued. Actual results could differ from those estimates.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accounts receivable

The Company sells its products to large well-established companies and extends credit without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. In the event that payment of a customer’s account receivable is doubtful, the Company would reserve the receivable under an allowance for doubtful accounts.

Asset retirement obligations

The Company records the fair value of estimated asset retirement obligations (ARO) associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations are initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to operating expense. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a straight-line basis over the assets’ respective useful lives.

Revenue Recognition

The Company records revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. ASC 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Stock-based compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC 718 Compensation – Stock Compensation. For employee stock-based awards, the Company calculates the fair value of the award on the date of grant using the Black-Scholes-Merton method for stock options; the expense is recognized over the service period for awards to vest.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six months ended
	June 30,
Excluded potentially dilutive securities (1):	2017	2016

Convertible note - principal	702,247	702,247
Consulting warrants to purchase common stock	—	461,364
Options to purchase common stock	908,541	853,685
Financing warrants to purchase common stock	2,340,828	3,295,258
Total potential dilutive securities	3,951,616	5,312,554

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

Concentration of credit risk

Substantially all of our revenue and accounts receivable for the three and six-month period ended June 30, 2017 is attributable to Johnson Controls Battery Group, Inc.

Recent accounting pronouncements

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

There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2017 that are of significance or potential significance to the Company.

3.     Revenue recognition

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Generally, this occurs with the delivery of the Company’s products, primarily hard lead, lead compounds and plastics, to customers. Sales, value add, and other taxes, if any, that are collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Freight and shipping costs related to the transfer of the Company’s products to customers are included in revenue and product sales cost. Payment on invoices is generally due within 30 days of the invoice.

The Company generates revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers. Primary components of the recycling process include sales of recycled lead consisting of lead compounds, ingoted hard lead and ingoted AquaRefined lead as well as plastics. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics in April 2017 and to the date of this report all revenue has been derived from the sale of lead compounds and plastics.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Arrangements with Multiple Performance Obligations

Contracts with customers may include multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company expects that many of our contracts will have a single performance obligation as the promise to transfer the individual goods or services will not be separately identifiable from other promises in the contracts and therefore, not distinct. For contracts with multiple performance obligations, revenue is allocated to each performance obligation based on the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling prices is based on prices charged separately to customers or expected cost-plus margin.

Revenue from products transferred to customers at a single point in time, as noted above with the delivery of the Company’s products to customers, accounted for 100% of our revenue during the three and six months ended June 30, 2017.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

4.        Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016

Finished goods	$42	$—
Work in process	393	—
Raw materials	595	59
	$1,030	$59

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.        Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
Asset Class	(Years)	2017	2016

Operational equipment	3-10	$15,795	$15,132
Lab equipment	5	648	547
Computer equipment	3	161	140
Office furniture and equipment	5	317	298
Leasehold improvements	5-7	1,408	1,408
Land	—	1,048	1,047
Building	39	24,641	21,962
Asset Retirement Cost	20	670	—
Equipment under construction		1,889	1,635
		46,577	42,169
Less: accumulated depreciation		(2,152)	(777)

		$44,425	$41,392

Depreciation expense was $722,000 and $1,387,000 for the three and six months ended June 30, 2017, respectively and $120,000 and $198,000 for the three and six months ended June 30, 2016, respectively. The building is a 136,750 square foot lead acid battery recycling plant located in McCarran, Nevada. Equipment under construction is primarily AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.

Certain costs necessary to make the recycling facility ready for its intended use have been capitalized, including interest expense on notes payable. Capitalized interest totaled $152,000 and $303,000 for the three and six months ended June 30, 2016, respectively. Capitalization of interest ceased upon completion of the building in early November 2016.

6.       Intellectual Property

On April 13, 2017, when the closing market price of the Company’s stock was $17.36, the Company entered into an agreement to purchase all of the capital shares of Ebonex IPR Limited, a company registered in England and Wales. Ebonex IPR Limited is a pre-revenue IP-based company that has developed patented technology in the field of advanced materials and manufacturing methods for advanced lead acid batteries. Total consideration was $2.5 million, consisting of cash, transaction costs and 123,776 shares of the Company’s common stock. In accordance with ASC Topic 805-50, “Business Combinations – Related Issues”, the Company accounted for the transaction as an asset acquisition and allocated the consideration to the relative fair value of the assets acquired. The Company determined that the transaction was an asset acquisition rather than a business combination following the guidance in the above-mentioned standard. In order to be treated as a business combination, the acquired assets and liabilities must constitute a business. A business requires a set of inputs and processes applied to those inputs that have the ability to contribute to the creation of outputs. Ebonex IPR Limited has no processes such as strategic management processes, operational processes, or employees. Further, Ebonex IPR Limited provides no goods or services to customers, nor has it any investment or other revenues. Therefore, the Company concluded that the acquired assets and liabilities do not constitute a business and are instead treated as an asset acquisition. Assets acquired consisted of a patent portfolio. The fair value of the patent portfolio, of $112,000, was determined by management with the assistance of an independent valuation specialist using an income approach. Included in the purchase were certain fixed assets that have been determined by management to have no immediate value and were not considered in the valuation of Ebonex IPR.

The Company initially recorded the transaction as an increase of $2.5 million to intellectual property, net on the balance sheet. Subsequently, due to the fair value of the patent portfolio being significantly less than total consideration, the early development stage of the technology acquired and the uncertainties inherent in research and development, in connection with the preparation of this Form 10-Q, the Company recorded a non-cash impairment charge of $2.4 million for the period ended June 30, 2017.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The remaining $112,000 is being amortized straight-line over a 10-year period.

7.       Asset Retirement Obligation

ASC Topic 410-20, “Asset Retirement and Environmental Obligations, Asset Retirement Obligations” requires the recording of a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $670,000 and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 4 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three and six months ended June 30, 2017 was $10,000.

The Company has entered into a facility closure trust agreement for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the trust are to be available, when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. The trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. $100,000 was contributed to the trust fund on October 31, 2016 and is included in other assets on the condensed consolidated balance sheet; $350,000 will be due and payable on October 31, 2017, and $220,000 will be due on October 31, 2018.

8.       Convertible Notes

Convertible note payable is comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016

Convertible note payable	$5,000	$5,000
Accrued interest	641	343
Deferred financing costs, net	(91)	(115)
Note discount	(4,814)	(4,921)

Convertible note payable, non-current portion	$736	$307

9.       Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate will adjust on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for the three and six months ended June 30, 2017. AMR has received a waiver for the minimum debt service coverage ratio covenant for the periods ending March 31, 2017 and June 30, 2017.

The net proceeds of the loan were used for the construction of the Company’s lead acid recycling operation McCarran, Nevada. Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, accessions and a certificate of deposit in the amount of $1,000,000.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Notes payable is comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016

Notes payable, current portion
Thermo Fisher Financial Service	$146	$137
Green Bank, net of issuance costs	176	170
	$322	$307

Notes payable, non-current portion
Thermo Fisher Financial Service	$61	$138
Green Bank, net of issuance costs	9,029	9,100
	$9,090	$9,238

The Thermo Fisher Financial Service obligations relate to capital leases. The costs associated with obtaining the Green Bank loan were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense within the condensed consolidated statements of operations over the twenty-one year life of the loan.

10.       Stockholders’ Equity

Investment Agreement

On February 7, 2017, the Company entered into a Stock Purchase Agreement with Johnson Controls pursuant to which the Company issued and sold to a wholly-owned subsidiary of Johnson Controls International plc, (“Johnson Controls”), 939,005 shares of its common stock at $11.33 per share for the gross proceeds of approximately $10.6 million. Costs incurred in connection with the transaction, primarily legal fees, totaled approximately $167,000. The Stock Purchase Agreement includes customary representations, warranties, and covenants by Johnson Controls and the Company, and an indemnity from the Company in favor of Johnson Controls.

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

There were no sales commissions paid by the Company in connection with the sale of its common shares to Johnson Controls.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants exercised

During the six months ended June 30, 2017, 1,175,796 shares were issued pursuant to cash and cashless warrant exercises as detailed below. Generally, the warrants specify using the preceding five-day average of closing prices for the Company’s common stock in the calculation of common stock to be issued pursuant to a cashless exercise.

	Average Closing		Warrant	Common
	Market Price	Exercise Price	Shares	Shares
Date	Per Share	Per Share	Exercised	Issued

2/10/2017	$11.016	$0.0034375	392,728	392,605
2/13/2017	$13.062	$3.00	25,119	19,349
2/13/2017	$13.062	$6.00	72,420	39,154
2/15/2017	$16.768	$6.00	65,177	41,856
2/16/2017	$16.768	$6.00	35,000	22,470
3/17/2017	$20.262	$6.00	2,500	2,500
3/20/2017	$20.304	$3.00	226,068	192,666
3/20/2017	$20.304	$6.00	586,596	413,253
4/3/2017	$19.148	$0.0034375	43,636	43,628
4/11/2017	$17.920	$6.00	12,500	8,315

			1,461,744	1,175,796

Warrants outstanding

Warrants to purchase shares of the Company’s common stock at a weighted average exercise price of $8.45 are as follows.

Exercise Price	Expiration	Shares Subject to purchase
per Share	Date	at June 30, 2017

$7.12	5/18/2018	702,247
$9.00	5/18/2019	1,605,131
$10.00	11/21/2019	33,450

		2,340,828

Stock based compensation

The stock-based compensation expense attributable to option grants granted was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales cost	$24	$—	$24	$—
Research and development cost	73	55	160	106
General and administrative expense	209	475	283	632
Total	$306	$530	$467	$738

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of the options.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Expected stock volatility	71.04% - 72.65%	72.36% - 80%	70.92% - 72.65%	72%-80%
Risk free interest rate	1.38% - 1.66%	0.94% - 1.20%	1.38% - 1.79%	0.94%-1.77%
Expected years until exercise	2.50-3.50	2.50-3.50	2.50-3.50	2.50-3.50
Dividend yield	0%	0%	0%	0%

The Company issued 16,561 and 35,334 shares of common stock for the three and six months ended June 30, 2017, respectively, upon stock option exercises.

11.      Commitments and Contingencies

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

12.       Subsequent Events

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

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in our documents, reports, filings with the SEC, and news releases, and in written or oral presentations made by officers or other representatives to analysts, stockholders, investors, news organizations and others, and in discussions with management and other of our representatives.

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

General

Aqua Metals (NASDAQ: AQMS) is reinventing lead recycling with its patent-pending AquaRefining™ technology. Unlike smelting, AquaRefining is a room temperature, water-based process that is fundamentally non-polluting. Our AquaRefining modular systems allow the lead-acid battery industry to simultaneously improve environmental impact and scale recycling production to meet demand. Aqua Metals is based in Alameda, California, and has built its first recycling facility in Nevada’s Tahoe Reno Industrial Complex. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility in the Tahoe Regional Industrial Center, McCarran, Nevada (“TRIC”).

We have completed the development of our first LAB recycling facility at TRIC and commenced production during January 2017. The TRIC facility will produce recycled lead, consisting of lead compounds, ingoted hard lead and ingoted AquaRefined lead as well as plastic. We commenced the shipment of products for sale, consisting of lead compounds and plastics in April 2017 and to the date of this report all revenue has been derived from the sale of lead compounds and plastics.

Commencing July 2017, we have four AquaRefining modules commissioned and in operation and expect to have an additional 12 AquaRefining modules commissioned and in operation by the end of 2017.  Our focus is to maximize our operational AquaRefining experience and establish a training capability as we prepare to commence equipment licensing.

We have implemented numerous process improvements and expect to be capable of producing significantly more than 120 metric tonnes of recycled lead per day by the end of 2017.  This is more battery processing capacity than we can utilize with 16 AquaRefining modules.  As such, until we have increased our AquaRefining capacity, we will have the option of producing lead compounds from un-used AquaRefining feedstock.  The lead compounds have a less established market and some demand uncertainty.  For this reason, following the commission of all 16 modules, we may choose to run TRIC at less than 120 tonnes per day, should this provide for a more optimal product mix.

Since January 1, 2016, we have engaged in the following financing transactions:

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

Pursuant to the investment agreements with Interstate Battery, Interstate Battery:

●	Purchased 702,247 shares of our common stock at $7.12 per share for the gross proceeds of approximately $5.0 million; and

●	Loaned us $5.0 million pursuant to a secured convertible promissory in the original principal amount of $5.0 million. The note will bear interest at the rate of eleven percent (11%) per annum, compounding monthly, and all interest shall be payable upon the earlier of maturity or conversion of the principal amount. The outstanding principal is convertible into our common shares at a conversion price of $7.12 per share. Our obligations under the loan are secured by a second priority lien interest on our assets, other than our intellectual property. The loan will mature on May 18, 2019.

In connection with the agreements, we granted Interstate Battery warrants to purchase our common stock, including:

●	a fully vested warrant to purchase 702,247 shares of our common stock, at an exercise price of $7.12 per share, expiring on May 24, 2018; and

●	a warrant to purchase 1,605,131 shares of our common stock, at an exercise price of $9.00 per share, vesting on November 16, 2016 and expiring on May 24, 2019.

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

If Interstate Battery were to convert its convertible note and exercise both warrants in their entirety as of the date of this report, it would own approximately 15.1% of the common stock of Aqua Metals at an average price per share of approximately $7.93.

Concurrent with the Interstate Battery investments, we also entered into a definitive agreement with certain accredited investors to sell approximately $5.1 million of our common stock through National Securities Corporation as placement agent. Pursuant to this agreement, we sold 719,333 of shares of our common stock, at the price of $7.12 per share, for gross proceeds of approximately $5.1 million.

Public Offering. On November 21, 2016, we completed a public offering of 2.3 million shares of our common stock, at the public offering price of $10.00 per share, for gross proceeds of $23.0 million. The completed offering includes shares issued by the exercise in full of the underwriter’s overallotment option. After the payment of underwriter discounts and offering expenses we received net proceeds of approximately $21.5 million. In connection with the underwriting agreement, we issued a warrant for 33,450 shares of our common stock, at an exercise price of $10.00 per share, exercisable commencing on May 20, 2017 and expiring on November 21, 2019.

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

Plan of Operations

We have completed the development of our initial LAB recycling facility at TRIC and commenced production during January 2017. Our plan of operations for the 12-month period following the date of this report is to expand operations at our first recycling facility at TRIC to include 16 AquaRefining modules by the end of 2017. In the longer term, our goal is to increase the number of AquaRefining modules and to move our product range to be more focused on AquaRefined lead. Our 12-month plan of operations also includes our collaboration with Johnson Controls for the development of a program for the installation of new greenfield builds and conversion of Johnson Controls and certain strategic partners of Johnson Controls’ existing lead smelters throughout North America, China and Europe to a lead recycling process utilizing our proprietary and patent-pending AquaRefining technology and equipment, know-how and services. Finally, our 12-month plan of operations includes our continued pursuit of the expansion of our business with additional recycling facilities and licensing of our recycling technology and equipment to third parties. Additional funding will be required to increase the production of AquaRefined lead at TRIC beyond that provided by the first 16 modules and to work with Johnson Controls on equipment integration and licensing to third parties. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all.

Separately, we continue to pursue providers of non-dilutive capital to finance up to an additional four facilities. Through the supply and off-take relationships that we have established we believe we are better positioned to acquire the necessary funding, including potential forms of non-diluting financing, in order to finance our next facilities. However, as of the date of this report, we have no formal agreements with regard to the financing and there can be no assurance that we will be able to consummate an agreement on terms acceptable to us, or at all.

Results of Operations

To date, our operations have consisted of the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility near Reno, Nevada. During the second quarter of 2017, we began shipments of finished goods to customers. The following table summarizes results of operations with respect to the items set forth below for the three months and six months ended June 30, 2017 and 2016 together with the percentage change in those items (in thousands).

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Favorable (Unfavorable)	% Change	2017	2016	Favorable (Unfavorable)	% Change

Product sales	$603	$—	$603	—	$603	$—	$603	—

Product sales cost	2,531	—	(2,531)	—	2,531	—	(2,531)	—
Research and development cost	2,184	1,309	(875)	66.84%	5,171	2,192	(2,979)	135.90%
General and administrative expense	1,444	1,516	72	4.75%	2,972	2,811	(161)	5.73%
Impairment charge	2,411	—	(2,411)	—	2,411	—	(2,411)	—
Total operating expense	$8,570	$2,825	$(5,745)	203.36%	$13,085	$5,003	$(8,082)	161.54%

As mentioned above, product sales, consisting of lead compounds and plastics began in April 2017. Product sales cost consists of all operating costs incurred at our McCarran facility following the commencement of product sales. Costs incurred at the McCarran facility prior to commencement of sales are included in research and development costs. Since we are at the early stage of our sales operations, product sales costs will continue to be greater than product sales revenue until such time as we are operating at closer to capacity. Product sales cost for the three and six months ended June 30, 2017 includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. There are no comparatives for the previous periods.

Research and development cost during the three months ended June 30, 2017 have increased by 67% over the comparable period in 2016 and 136% for the six months ended June 30, 2017. The increase is due to the increased level of operations following the ramp up of operations at our plant in TRIC. At June 30, 2016, we had nine employees in the TRIC facility and we focused on building the plant (included in research and development expense). At the end of June 2017, we had 46 employees at the TRIC and are focused on recycling lead operations as well as continuing to commission various processes within the plant (costs included in research and development expense until product sales began, at which point they were included in product sales cost). Average headcount for the three and six-month periods ending June 30, 2017 increased by 36% and 130%, respectively. Research and development cost included cost incurred to prepare our TRIC plant for operations. Other increases include professional services, depreciation, insurance, travel and general overhead costs due to our increased activities. We expect that research and development expenses will decrease from the current level going forward as all the costs related to TRIC will be included in product sales cost.

General and administrative expense has decreased slightly for the three-months ended June 30, 2017 versus June 30, 2016. The three-months ended June 30, 2016 included a $175,000 option modification charge. This decrease in expense between periods was partially offset by small increases in other general and administrative expense. General and administrative expense for the six-month period ended June 30, 2017 increased to $3.0 million from $2.8 million, or 6%, compared to the prior year period. This increase represents modest increases in salary-related expense, depreciation, travel, insurance and general overhead costs partially offset by the effects of the above mentioned 2016 option modification expense.

As noted above, in April 2017, we acquired all of the capital shares of Ebonex IPR Limited for consideration of $2.5 million, consisting of cash, transaction costs and 123,776 shares of our common stock. The principal asset of Ebonex IPR Limited consisted of a patent portfolio with an independent fair value of $112,000. Included in the purchase were certain fixed assets that have been determined by management to have no immediate value and were not considered in the valuation of Ebonex IPR.

Due to the fair value of the patent portfolio being significantly less than total consideration, the early development stage of the technology acquired and the uncertainties inherent in research and development, we recorded a non-cash impairment charge of $2.4 million for the period ended June 30, 2017.

The following table summarizes our other income and interest expense for the three and six months ended June 30, 2017 and 2016 together with the percentage change in those items (in thousands).

	Three months ended June 30,				Six months ended June 30,
			Favorable	%			Favorable	%
	2017	2016	(Unfavorable)	Change	2017	2016	(Unfavorable)	Change
Other (expense) income

Interest expense	(408)	(112)	$(296)	264.29%	(796)	(115)	$(681)	592.17%
Interest and other income	10	6	$4	66.67%	21	14	$7	50.00%

Interest during the three and six months ended June 30, 2017 relates primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million notes payable, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note. Interest relating to the $10.0 million notes payable during the three and six-month period ended June 30, 2016 was capitalized as part of the building cost of the TRIC facility in the amount of $152,000 and $303,000, respectively. Interest capitalization ceased upon completion of the building in November 2016.

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

Liquidity and Capital Resources

As of June 30, 2017, we had total assets of $71.9 million and working capital of $21.4 million.

The following table summarizes our cash used in operating, investing and financing activities (in thousands):

	Six months ended June 30,
	2017	2016

Net cash used in operating activities	(9,004)	(3,287)
Net cash used in investing activities	(4,824)	(8,259)
Net cash provided by financing activities	10,479	13,955

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 was $9.0 million and $3.3 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and the impairment charge as well as net changes in working capital. The primary reason for the increase in net cash used in operating activities is due to our larger net loss, reflecting our increased operating expenses. As noted above, our operations during the first half of 2016 were focused on building the plant at TRIC, whereas during 2017 our focus has been on commissioning and commencing recycling operations at TRIC. The actual building at TRIC was completed in November 2016.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $4.8 million and $8.3 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build out of our TRIC recycling facility in Nevada and, to a lesser extent, our corporate headquarters during 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2017 consists of $10.5 million net proceeds from the issuance of common stock to Johnson Controls partially offset by lease and debt payments. Net cash provided by financing activities for the six months ended June 30, 2016 consisted of $9.1 million net proceeds from the issuance of common stock to Interstate Battery and other investors through our placement agent, National Securities Corporation; and $4.9 million net proceeds from the Interstate Battery convertible note.

As of the date of this report, we believe that our working capital is sufficient to fund our current business plan for TRIC over the next 12 months, including the commissioning of up to 16 AquaRefining modules by the end of 2017. However, we will require additional capital within the next 12 months in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, to fund our proposed development of additional AquaRefining recycling facilities and to work with Johnson Controls on equipment integration and licensing to third parties. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, Aqua Metals Reno, or AMR, was in compliance with all but the minimum debt service coverage ratio covenant as of and for the three and six months ended June 30, 2017 on its loan from Green Bank. AMR received a waiver for the minimum debt service coverage ratio covenant for the periods ended March 31, 2017 and June 30, 2017. While we expect to continue to receive waivers from Green Bank in an event of non-compliance, there is no guarantee that we will receive such waivers. If we are unable to receive a waiver, we would be in default of the loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 3, 2017.

Item 6.     Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.1	Agreement dated April 13, 2017 between the Registrant and Ebonex Limited.	Filed electronically herewith

10.2*	Executive Employment Agreement dated July 14, 2017 between Mark Weinswig and the Registrant	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

*    Indicates management compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	August 9, 2017	By:	/s/ Stephen R. Clarke
Stephen R. Clarke,
President and Chief Executive Officer

Date:	August 9, 2017	By:	/s/ Thomas Murphy
Thomas Murphy,
Chief Financial Officer