Form 10-Q
period 2017-09-30
Aqua Metals, Inc.
filed 2017-11-09
CIK 1621832

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 6, 2017, there were 20,402,454 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

ASSETS

	September 30, 2017	December 31, 2016
	(unaudited)	(Note 2)
Current assets
Cash and cash equivalents	$17,523	$25,458
Restricted cash	—	1,124
Accounts receivable	577	—
Inventory	1,218	59
Prepaid expenses and other current assets	856	729
Total current assets	20,174	27,370

Non-current assets
Property and equipment, net	45,485	41,392
Intellectual property, net	1,327	1,137
Other assets	1,219	1,630
Total non-current assets	48,031	44,159

Total assets	$68,205	$71,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,380	$1,572
Accrued expenses	2,045	1,975
Deferred rent, current portion	188	177
Notes payable, current portion	420	307
Total current liabilities	5,033	4,031

Deferred rent, non-current portion	821	963
Asset retirement obligation	691	—
Notes payable, non-current portion	8,917	9,238
Convertible note payable, non-current portion	1,005	307
Total liabilities	16,467	14,539

Commitments and contingencies	—	—

Stockholders’ equity
Common stock; $0.001 par value; 50,000,000 shares authorized; 20,400,794 and 17,878,725 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	20	18
Additional paid-in capital	99,529	85,234
Accumulated deficit	(47,811)	(28,262)
Total stockholders’ equity	51,738	56,990

Total liabilities and stockholders’ equity	$68,205	$71,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Product sales	$589	$—	$1,192	$—

Operating cost and expense
Cost of product sales	3,140	—	5,671	—
Research and development cost	1,367	1,887	6,538	4,080
General and administrative expense	1,925	1,434	4,897	4,245
Impairment charge	—	—	2,411	—
Total operating expense	6,432	3,321	19,517	8,325

Loss from operations	(5,843)	(3,321)	(18,325)	(8,325)

Other income and expenses
Interest expense	(454)	(203)	(1,250)	(318)
Interest and other income	7	7	28	22

Total other income (expense), net	(447)	(196)	(1,222)	(296)

Loss before income tax expense	(6,290)	(3,517)	(19,547)	(8,621)

Income tax expense	—	—	(2)	(1)

Net loss	$(6,290)	$(3,517)	$(19,549)	$(8,622)

Weighted average shares outstanding, basic and diluted	20,265,020	15,574,620	19,732,372	14,818,484

Basic and diluted net loss per share	$(0.31)	$(0.23)	$(0.99)	$(0.58)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AQUA METALS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2016	17,878,725	$18	$85,234	$(28,262)	$56,990

Stock based compensation - stock options	—	—	592	—	592
Cashless exercise of warrants	1,173,296	1	(1)	—	—
Exercise of warrants to purchase common stock	2,500	—	15	—	15
Exercise of options to purchase common stock	283,310	—	1,068	—	1,068
Common stock issued under Officers and Directors Purchase Plan	182	—	1	—	1
Common stock issued for cash in February 2017 from Johnson Controls, net of $167 transaction cost	939,005	1	10,471	—	10,472
Common stock issued for purchase of Ebonex IPR Limited	123,776	—	2,149		2,149
Net loss	—	—	—	(19,549)	(19,549)

Balances, September 30, 2017	20,400,794	$20	$99,529	$(47,811)	$51,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,549)	$(8,622)
Reconciliation of net loss to net cash used in operating activities
Depreciation	2,149	403
Amortization of intellectual property	118	93
Accretion of asset retirement obligation	21	—
Fair value of warrants issued for consulting services	—	138
Stock based compensation	592	898
Amortization of debt discount	206	26
Amortization of deferred financing costs	63	44
Non-cash convertible note interest expense	456	197
Impairment of acquired intellectual property	2,411	—
Changes in operating assets and liabilities
Accounts receivable	(577)	—
Inventory	(1,159)	—
Prepaid expenses and other current assets	150	(80)
Accounts payable	1,152	500
Accrued expenses	773	530
Deferred rent	(132)	71
Net cash used in operating activities	(13,326)	(5,802)

Cash flows from investing activities:
Decrease in restricted cash	1,124	8,263
Purchases of property and equipment, net	(6,618)	(20,940)
Other assets	—	(93)
Intellectual property related expenditures	(436)	(165)
Net cash used in investing activities	(5,930)	(12,935)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	11,556	9,167
Payments on notes payable	(133)	—
Payments on capital leases	(102)	(21)
Proceeds from issuance of convertible notes payable, net of issuance costs	—	4,858
Net cash provided by financing activities	11,321	14,004

Net decrease in cash and cash equivalents	(7,935)	(4,733)
Cash and cash equivalents at beginning of period	25,458	20,141

Cash and cash equivalents at end of period	$17,523	$15,408

	Nine months ended September 30,
	2017	2016
Non-cash investing activities
Tenant improvement allowances	$—	$78

Non-cash financing activities
Capital lease	$—	$143

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$(344)	$2,548
Change in property and equipment resulting from change in accrued expenses	$(702)	$123
Decrease in restricted cash resulting from a decrease in accounts payable	$—	$2,644
Recognition of convertible debt discount	$—	$4,975
Asset retirement obligation offset with asset retirement cost (property and equipment)	$670	$—
Fair value of common stock issued for intellectual property	$2,149	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.         Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”), and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is reinventing lead recycling with its proprietary AquaRefiningTM technology. Unlike smelting, AquaRefining is a room temperature, water-based process that is fundamentally non-polluting. These modular systems allow the lead-acid battery industry to simultaneously improve environmental impact and scale recycling production to meet demand. The Company intends to manufacture the equipment it has developed, and pursue the development of lead acid battery recycling facilities, both directly and through licensing or joint development arrangements.

2.         Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or the SEC, on March 2, 2017. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2017 except for the addition of Revenue Recognition, Accounts Receivables and Asset Retirement Obligations, as described below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and September 30, 2016, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and September 30, 2016, as applicable have been made. The condensed consolidated balance sheet as of December 31, 2016 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2016, which are included on Form 10-K filed with the Securities and Exchange Commission on March 2, 2017.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ended December 31, 2017.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted cash

Restricted cash was comprised of funds held in escrow at Green Bank for the purpose of paying for the construction of the lead recycling plant building in McCarran, Nevada. As of September 30, 2017, the building has been completed and the funds have been dispersed.

Accounts receivable

The Company sells its products to large well-established companies and extends credit without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. In the event that payment of a customer’s account receivable is doubtful, the Company would reserve the receivable under an allowance for doubtful accounts. As of September 30, 2017, the Company believes that all receivables will be collected and, therefore, has not created any reserve for doubtful accounts.

Asset retirement obligations

The Company records the fair value of estimated asset retirement obligations associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations are initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to operating expense. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated on a straight-line basis over the assets’ respective useful lives.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For all periods presented in this report, convertible notes, stock options, and warrants were not included in the computation of diluted net loss per share because such inclusion would have had an antidilutive effect.

	Nine months ended
	September 30,
Excluded potentially dilutive securities (1):	2017	2016

Convertible note - principal	702,247	702,247
Consulting warrants to purchase common stock	—	473,864
Options to purchase common stock	624,329	870,528
Financing warrants to purchase common stock	2,340,828	3,295,258
Total potential dilutive securities	3,667,404	5,341,897

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

Concentration of credit risk

Substantially all of our revenue and accounts receivable for the three and nine-month period ended September 30, 2017 is attributable to Johnson Controls Battery Group, Inc.

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

There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2017 that are of significance or potential significance to the Company.

3.         Revenue recognition

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Generally, this occurs with the delivery of the Company’s products, primarily hard lead, lead compounds and plastics, to customers. Sales, value add, and other taxes, if any, that are collected concurrent with revenue-producing activities are excluded from revenue as they are subsequently remitted to governmental authorities. Incidental items that are immaterial in the context of the contract are recognized as expense. Freight and shipping costs related to the transfer of the Company’s products to customers are included in revenue and cost of product sales. Payment on invoices is generally due within 30 days of the invoice.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Arrangements with Multiple Performance Obligations

Contracts with customers may include multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company expects that many of our contracts will have a single performance obligation as the promise to transfer the individual goods or services will not be separately identifiable from other promises in the contracts and therefore, not distinct. For contracts with multiple performance obligations, revenue will be allocated to each performance obligation based on the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling prices is based on prices charged separately to customers or expected cost-plus margin.

Revenue from products transferred to customers at a single point in time, as noted above with the delivery of the Company’s products to customers, accounted for 100% of our revenue during the three and nine months ended September 30, 2017.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

4.         Inventory

Inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016

Finished goods	$15	$—
Work in process	70	—
Raw materials	1,133	59
	$1,218	$59

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.         Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
Asset Class	(Years)	2017	2016

Operational equipment	3-10	$15,773	$15,132
Lab equipment	5	646	547
Computer equipment	3	175	140
Office furniture and equipment	5	321	298
Leasehold improvements	5-7	1,408	1,408
Land	—	1,047	1,047
Building	39	24,687	21,962
Asset Retirement Cost	20	670	—
Equipment under construction		3,672	1,635
		48,399	42,169
Less: accumulated depreciation		(2,914)	(777)

		$45,485	$41,392

Depreciation expense was $762,000 and $2,149,000 for the three and nine months ended September 30, 2017, respectively, and $205,000 and $403,000 for the three and nine months ended September 30, 2016, respectively. The building is a 136,750 square foot lead acid battery recycling plant located in McCarran, Nevada. Equipment under construction is primarily AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.

Certain costs necessary to make the recycling facility ready for its intended use have been capitalized, including interest expense on notes payable. Capitalized interest totaled $153,000 and $456,000 for the three and nine months ended September 30, 2016, respectively. Capitalization of interest ceased upon completion of the building in early November 2016.

6.         Intellectual Property

On April 13, 2017, the Company entered into an agreement to purchase all of the capital shares of Ebonex IPR Limited, a company registered in England and Wales. Ebonex IPR Limited is a pre-revenue IP-based company that has developed patented technology in the field of advanced materials and manufacturing methods for advanced lead acid batteries. Total consideration was $2.5 million, consisting of cash, transaction costs and 123,776 shares of the Company’s common stock, which at the time had a closing market price of $17.36 per share. In accordance with ASC Topic 805-50, “Business Combinations – Related Issues”, the Company accounted for the transaction as an asset acquisition and allocated the consideration to the relative fair value of the assets acquired. The Company determined that the transaction was an asset acquisition rather than a business combination following the guidance in the above-mentioned standard. In order to be treated as a business combination, the acquired assets and assumed liabilities must constitute a business. A business requires a set of inputs and processes applied to those inputs that have the ability to contribute to the creation of outputs. Ebonex IPR Limited has no processes such as strategic management processes, operational processes, or employees. Further, Ebonex IPR Limited provides no goods or services to customers, nor has it any investment or other revenues. Therefore, the Company concluded that the acquired assets and assumed liabilities do not constitute a business and are instead treated as an asset acquisition. Assets acquired consisted of a patent portfolio. The fair value of the patent portfolio, of $112,000, was determined by management with the assistance of an independent valuation specialist using an income approach. Included in the purchase were certain fixed assets that have been determined by management to have no immediate value and were not considered in the valuation of Ebonex IPR.

The Company initially recorded the transaction as an increase of $2.5 million to intellectual property, net on the balance sheet. Subsequently, due to the fair value of the patent portfolio being significantly less than total consideration, the early development stage of the technology acquired and the uncertainties inherent in research and development, in connection with the preparation of the Form 10-Q for the three-month period ended June 30, 2017, the Company recorded a non-cash impairment charge of $2.4 million for the period ended June 30, 2017.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The remaining $112,000 is being amortized straight-line over a 10-year period.

7.         Asset Retirement Obligation

ASC Topic 410-20, “Asset Retirement and Environmental Obligations, Asset Retirement Obligations” requires the recording of a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $670,000 and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three and nine months ended September 30, 2017 was $11,000 and $21,000, respectively.

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

8.         Convertible Note

The convertible note payable is with Interstate Battery Systems International, Inc. (Interstate Battery) and is comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016

Convertible note payable	$5,000	$5,000
Accrued interest	799	343
Deferred financing costs, net	(79)	(115)
Note discount	(4,715)	(4,921)

Convertible note payable, non-current portion	$1,005	$307

The convertible note payable bears interest at 11% per annum and is due May 25, 2019. The original note discount was calculated as the allocated fair value of the warrants issued in connection with the transaction, which included the issuance of common stock, warrants and the convertible note, as well as the allocated fair value of the embedded conversion feature, subject to limitations on the absolute amount of discount attributable to the convertible notes and its allocated value. The discount is being amortized using the effective interest method over the three-year term of the note, maturing on May 24, 2019.

9.         Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate will adjust on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for the three month periods ended March 31, June 30 and September 30, 2017. AMR has received a waiver for the minimum debt service coverage ratio covenant for the periods ending March 31, June 30, and September 30, 2017.

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

Notes payable is comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016

Notes payable, current portion
Thermo Fisher Financial Service	$147	$137
Green Bank, net of issuance costs	273	170
	$420	$307

Notes payable, non-current portion
Thermo Fisher Financial Service	$26	$138
Green Bank, net of issuance costs	8,891	9,100
	$8,917	$9,238

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants exercised

During the nine months ended September 30, 2017, 1,175,796 shares were issued pursuant to cash and cashless warrant exercises as detailed below. Generally, the warrants specify using the preceding five-day average of closing prices for the Company’s common stock in the calculation of common stock to be issued pursuant to a cashless exercise.

Date of	Average Closing		Warrant	Common
Warrant	Market Price	Exercise Price	Shares	Shares
Exercise	Per Share	Per Share	Exercised	Issued

2/10/2017	$11.016	$0.0034375	392,728	392,605
2/13/2017	$13.062	$3.00	25,119	19,349
2/13/2017	$13.062	$6.00	72,420	39,154
2/15/2017	$16.768	$6.00	65,177	41,856
2/16/2017	$16.768	$6.00	35,000	22,470
3/17/2017	$20.262	$6.00	2,500	2,500
3/20/2017	$20.304	$3.00	226,068	192,666
3/20/2017	$20.304	$6.00	586,596	413,253
4/3/2017	$19.148	$0.0034375	43,636	43,628
4/11/2017	$17.920	$6.00	12,500	8,315

			1,461,744	1,175,796

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants outstanding

Warrants to purchase shares of the Company’s common stock at a weighted average exercise price of $8.45 per share are as follows.

Exercise Price	Expiration	Shares Subject to purchase
per Share	Date	at September 30, 2017

$7.12	5/18/2018	702,247
$9.00	5/18/2019	1,605,131
$10.00	11/21/2019	33,450
		2,340,828

Stock based compensation

The stock-based compensation expense attributable to option grants was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of product sales	$17	$—	$41	$—
Research and development cost	62	120	222	226
General and administrative expense	46	40	329	672
Total	$125	$160	$592	$898

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of options granted during the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Expected stock volatility	70.7% - 71.4%	72.9% - 73.9%	70.7% - 72.7%	72%-80%
Risk free interest rate	1.50% - 1.65%	0.92% - 1.02%	1.38% - 1.79%	0.92%-1.77%
Expected years until exercise	3.5	3.5	2.5-3.5	2.5-3.5
Dividend yield	0%	0%	0%	0%

The Company issued 247,976 and 283,310 shares of common stock for the three and nine months ended September 30, 2017, respectively, upon stock option exercises.

Restricted Stock Units

In July 2017, the Company granted 49,751 restricted stock units (RSUs) with a grant date fair value of $581,000 to its Chief Financial Officer as part of his employment agreement. 16,584 RSUs will vest on each July 31, 2018 and July 31, 2019 and the remaining 16,583 RSU’s will vest on July 31, 2020.

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

As of the date of this report, Interstate Battery has raised a claim that the Company is in technical breach of a negative covenant under the Interstate Battery convertible loan. The claimed breach relates to the Company’s failure to obtain Interstate Battery’s prior written consent to its acquisition of Ebonex IPR, Ltd. The Company is in negotiations with Interstate Battery to resolve the claim and the Company believes it will be able to resolve that matter. However, in the event the Company is unable to resolve the claim, Interstate Battery may declare a default under the loan and attempt to accelerate the payment of all amounts thereunder. There can be no assurance we will be able to resolve this matter or that Interstate Battery will not declare a default under the loan and attempt to accelerate the payment of all amounts thereunder. The Company estimates that resolving the claim of breach will result in a charge of $0.6 million. The Company has recorded $0.6 million in general and administrative expense for the three and nine months ended September 30, 2017 with the offset in accrued liabilities.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included below in Part II, Item 1 “Risk Factors”. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

Aqua Metals (NASDAQ: AQMS) is reinventing lead recycling with its proprietary AquaRefining™ technology. AquaRefining is a room temperature, water-based process that is fundamentally non-polluting. Our AquaRefining modular systems allow the lead-acid battery industry to simultaneously improve environmental impact and scale recycling production to meet demand. Aqua Metals is based in Alameda, California, and has built its first recycling facility in Nevada’s Tahoe Reno Industrial Complex. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the construction of our initial lead acid battery, or LAB, recycling facility in the Tahoe Regional Industrial Center, McCarran, Nevada (“TRIC”), the continuing development of our LAB recycling operations at TRIC as we bring those LAB recycling operations online.

We have completed the development of our first LAB recycling facility at TRIC and commenced production during the first quarter of 2017. The TRIC facility will produce recycled lead, consisting of lead compounds, ingoted hard lead and ingoted AquaRefined lead as well as plastic. We commenced the shipment of products for sale, consisting of lead compounds and plastics in April 2017 and to the date of this report all revenue has been derived from the sale of lead compounds and plastics.

As of the date of this report, all 16 AquaRefining modules planned for TRIC have been delivered. Eight are in-place and fully assembled of which four are being used to produce small quantities of lead and to complete the evaluation of operating parameters. The final eight modules are in-place and undergoing final assembly. We expect to have all 16 modules assembled and operational by the end of 2017. We expect to continue to produce limited quantities of AquaRefined lead in the fourth quarter of 2017 and we expect to commence the commercial production of AquaRefined lead by December 31, 2017, however due to the delays and unforeseen issues in the completion of the AquaRefining production line we have experienced to date, there can be no assurance that we will not encounter additional delays and issues. We expect a ramp-up of AquaRefined lead production during 2018.

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

Pursuant to the investment agreements with Interstate Battery, Interstate Battery:

●	Purchased 702,247 shares of our common stock at $7.12 per share for the gross proceeds of approximately $5.0 million; and

●	Loaned us $5.0 million pursuant to a secured convertible promissory note in the original principal amount of $5.0 million. The note bears interest at the rate of eleven percent (11%) per annum, compounding monthly, and all interest shall be payable upon the earlier of maturity or conversion of the principal amount. The outstanding principal is convertible into our common shares at a conversion price of $7.12 per share. Our obligations under the loan are secured by a second priority lien interest on our assets, other than our intellectual property. The loan will mature on May 18, 2019. As of the date of this report, Interstate Battery has raised a claim that we are in technical breach of a negative covenant under loan. The claimed breach relates to our failure to obtain Interstate Battery’s prior written consent to our acquisition of Ebonex IPR, Ltd. We are in negotiations with Interstate Battery to resolve the claim and we believe we will be able to resolve the matter. However, in the event we are unable to resolve this matter, Interstate Battery may declare a default under the loan and attempt to accelerate the payment of all amounts thereunder. There can be no assurance we will be able to resolve this matter or that Interstate Battery will not declare a default under the loan and accelerate the payment of all amounts thereunder. The Company estimates that resolving the claim will result in a charge of $0.6 million. The Company has recorded the $0.6 million in general and administrative expenses as of September 30, 2017 with the offset in accrued liabilities.

In connection with the agreements, we granted Interstate Battery warrants to purchase our common stock, including:

●	a fully vested warrant to purchase 702,247 shares of our common stock, at an exercise price of $7.12 per share, expiring on May 24, 2018, and

●	a warrant to purchase 1,605,131 shares of our common stock, at an exercise price of $9.00 per share, vesting on November 16, 2016 and expiring on May 24, 2019.

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

Plan of Operations

Our plan of operations for the 12-month period following the date of this report is to complete by year end the assembly and commissioning of all 16 AquaRefining modules planned for TRIC and to ramp up the production of AquaRefined lead during 2018. Our 12-month plan of operations also includes our proposal to provide planning, engineering, technical assistance, equipment and other services in support of the addition of an AquaRefining facility to a battery recycling facility owned by Johnson Controls. This proposed work is expected to produce a blueprint for further additions of AquaRefining facilities under a proposed definitive development agreement with Johnson Controls pursuant to which we will collaborate with Johnson Controls for the conversion of Johnson Controls’ and certain strategic partners’ of Johnson Controls existing lead smelters to a lead recycling process utilizing our proprietary AquaRefining technology and equipment, know-how and services. Our 12-month plan of operations includes our continued pursuit of the licensing of our recycling technology and equipment to third parties and the expansion of our own production capacity. Finally, our 12-month plan of operations includes the pursuit and evaluation of additional strategic relationships to support the expansion of our own facilities and/or the provision of equipment and services to third parties. Additional funding will be required to expand our own production of AquaRefined lead beyond that provided by the first 16 modules at TRIC and to expand into the business of supplying equipment and services to third parties. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. There can also be no assurance we will be able to conclude the proposed development agreement with Johnson Controls.

Results of Operations

During the second quarter of 2017, we began shipments of lead compounds and plastics to customers. The following table summarizes results of operations with respect to the items set forth below for the three months and nine months ended September 30, 2017 and 2016 together with the percentage change in those items (in thousands).

	Three months ended September 30,				Nine months ended September 30,
			Favorable	%			Favorable	%
	2017	2016	(Unfavorable)	Change	2017	2016	(Unfavorable)	Change

Product sales	$589	$—	$589	—	$1,192	$—	$1,192	—
Cost of product sales	3,140	—	(3,140)	—	5,671	—	(5,671)	—
Research and development cost	1,367	1,887	520	27.56%	6,538	4,080	(2,458)	60.25%
General and administrative expense	1,925	1,434	(491)	34.24%	4,897	4,245	(652)	15.36%
Impairment charge	—	—	—	—	2,411	—	(2,411)	—
Total operating expense	$6,432	$3,321	$(3,111)	93.68%	$19,517	$8,325	$(11,192)	134.44%

As mentioned above, product sales, consisting of lead compounds and plastics began in April 2017. Cost of product sales consists of all operating costs incurred at our McCarran facility following the commencement of product sales. Costs incurred at the McCarran facility prior to commencement of sales are included in research and development costs. Cost of product sales for the three and nine months ended September 30, 2017 includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. There are no comparatives for the previous periods.

Research and development cost included TRIC operating cost prior to the commencement of product sales, including cost incurred to prepare our TRIC plant for operations. During the three months ended September 30, 2017, research and development costs decreased by 28% over the comparable period in 2016 and increased by 60% for the nine months ended September 30, 2017 over the comparable period in 2016. At September 30, 2016, we had 16 employees in the TRIC facility and we focused on building the plant (cost included in research and development expense). At the end of September 2017, we had 35 employees at the TRIC and are focused on recycling lead operations as well as continuing to commission various processes within the plant (cost included in research and development expense until product sales began, at which point forward they were included in cost of product sales). The decline in research and development expense in the three-month period ended September 30, 2017 as compared to the prior year period is primarily associated with the cost of the TRIC facility being included in cost of product sales rather than research and development subsequent to the commencement of product sales during the second quarter of 2017. The increase in research and development cost during the nine-month period ended September 30, 2017 versus the prior period is due to increased level of operations and commissioning of our plant in TRIC. We expect that research and development expenses will decrease from the current level going forward as all the costs related to TRIC will be included in cost of product sales.

General and administrative expense has increased for the three and nine-month periods ended September 30, 2017 versus September 30, 2016, primarily due to our $0.6 million accrual for estimated cost to resolve a claim of breach of a negative covenant in our convertible loan agreement with Interstate Battery.

As described above in Note 6 to the Condensed Consolidated Financial Statements, in April 2017, we acquired all of the capital shares of Ebonex IPR Limited for consideration of $2.5 million, consisting of cash, transaction costs and 123,776 shares of our common stock. The principal asset of Ebonex IPR Limited consisted of a patent portfolio with an independent fair value of $112,000. Included in the purchase were certain fixed assets that have been determined by management to have no immediate value and were not considered in the valuation of Ebonex IPR.

Due to the fair value of the patent portfolio being significantly less than total consideration, the early development stage of the technology acquired and the uncertainties inherent in research and development, we recorded a non-cash impairment charge of $2.4 million for the period ended September 30, 2017.

The following table summarizes our other income and interest expense for the three and nine months ended September 30, 2017 and 2016 together with the percentage change in those items (in thousands).

	Three months ended September 30,				Nine months ended September 30,
			Favorable	%			Favorable	%
	2017	2016	(Unfavorable)	Change	2017	2016	(Unfavorable)	Change
Other (expense) income

Interest expense	(454)	(203)	$(251)	123.65%	(1,250)	(318)	$(932)	293.08%
Interest and other income	7	7	$—	0.00%	28	22	$6	27.27%

Interest during the three and nine months ended September 30, 2017 relates primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million notes payable, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Green Bank. Interest relating to the $10.0 million notes payable during the three and nine-month period ended September 30, 2016 was capitalized as part of the building cost of the TRIC facility in the amount of $153,000 and $456,000, respectively. Interest capitalization ceased upon completion of the building in November 2016.

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

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $17.5 million as compared to $25.5 million of cash and cash equivalents as of December 31, 2016.

The following table summarizes our cash used in operating, investing and financing activities (in thousands):

	Nine months ended September 30,
	2017	2016

Net cash used in operating activities	(13,326)	(5,802)
Net cash used in investing activities	(5,930)	(12,935)
Net cash provided by financing activities	11,321	14,004

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 was $13.3 million and $5.8 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and the impairment charge as well as net changes in working capital. The primary reason for the increase in net cash used in operating activities is due to our larger net loss, reflecting our increased operating expenses. As noted above, our operations during the first nine months of 2016 were focused on building the plant at TRIC, whereas during 2017 our focus has been on commissioning and commencing recycling operations at TRIC. The building at TRIC was completed in November 2016.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $5.9 million and $12.9 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build out of our TRIC recycling facility in Nevada and, to a lesser extent, our corporate headquarters during 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 consists of $10.5 million net proceeds from the issuance of common stock to Johnson Controls and $1.1 million proceeds from the exercise of stock options partially offset by lease and debt payments. Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of $9.1 million net proceeds from the issuance of common stock to Interstate Battery and other investors through our placement agent, National Securities Corporation; and $4.9 million net proceeds from the Interstate Battery convertible note.

As of the date of this report, we believe that our working capital is sufficient to fund the commissioning and commencement of commercial operations of at least 16 AquaRefining modules and our commercial operations at TRIC. However, we will require additional capital within the next 12 months in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, to work with Johnson Controls on equipment integration and licensing to third parties and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, Aqua Metals Reno, or AMR, was not in compliance with its minimum debt service coverage ratio covenant as of and for the three month periods ended March 31, June 30, and September 30, 2017 on its loan from Green Bank. AMR received a waiver for the minimum debt service coverage ratio covenant for the periods ended March 31, June 30, and September 30, 2017. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan. In addition, a failure by Green Bank to provide us with the required waiver could also constitute a default under our $5 million loan with Interstate Battery and allow it to accelerate the payment of all amounts thereunder.

As of the date of this report, Interstate Battery has raised a claim that we are in technical breach of a negative covenant under our $5 million loan from Interstate Battery. The claimed breach relates to our failure to obtain Interstate Battery’s prior written consent to our acquisition of Ebonex IPR, Ltd. We are in negotiations with Interstate Battery to resolve the claim and we believe we will be able to resolve the claim. However, in the event we are unable to resolve the matter, Interstate Battery may declare a default under the loan and attempt to accelerate the payment of all amounts thereunder. There can be no assurance we will be able to resolve the claim of breach or that Interstate Battery will not declare a default under the loan and attempt to accelerate the payment of all amounts thereunder.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through September 30, 2017, we have generated a total of $1.2 million of revenue, all of which was derived from the sale of lead compounds and plastics during the nine-month period ended September 30, 2017. To date, our operations have consisted of the development and testing of our AquaRefining process, the construction of our initial LAB recycling facility in Tahoe Regional Industrial Center, McCarran, Nevada (“TRIC”), the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we bring those LAB recycling operations online. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

●	the timing and success of our plan of commercialization and the fact that we continue to experience delays in completing our LAB recycling operations at TRIC;

●	our ability to bring modules online and ramp up production;

●	our ability to profitably operate our AquaRefining process on a commercial scale;

●	our ability to realize the expected benefits of our strategic partnership with Johnson Controls;

●	our ability to procure LABs in sufficient quantities at competitive prices; and

●	our ability to receive proper certification from and meet the requirements of our customers regarding the purity of our AquaRefined lead.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of September 30, 2017, we had total assets of $68.2 million and working capital of $15.1 million. As of the date of this report, we believe that our working capital is sufficient to fund the commissioning and commencement of commercial operations of at least 16 AquaRefining modules and our commercial operations. However, we believe that we will require additional capital within the next 12 months in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, to work with Johnson Controls on equipment integration and licensing to third parties and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead through a novel and unproven technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead in commercial quantities other than by way of smelting. In addition, our lead recycling production line at TRIC is the first-of-its-kind and neither we nor anyone else has ever successfully built a production line that commercially recycles LABs without smelting. While we have commenced limited lead recycling operations at our TRIC facility, to date all revenues have been derived from the sale of lead compounds and plastics and we have not commenced the commercial production of AquaRefined lead. Further, there can be no assurance that we will be able to produce AquaRefined lead in commercial quantities at a cost of production that will provide us with an adequate profit margin. The uniqueness of our AquaRefining process and our production line at TRIC presents potential risks associated with the development of a business model that is untried and unproven.

Certain industry participants may have the ability to restrict our access to used LABs and otherwise focus significant competitive pressure on us. We believe that our primary competition will come from operators of existing smelters and other parties invested in the existing supply chain for smelting, both of which may resist the change presented by our AquaRefining process. Competition from such incumbents may come in the form of restricted access to used LABs. We believe that LAB manufacturers who also maintain their own smelting operations control a significant part of the market for used LABs. We will require access to used LABs at market prices in order to carry out our business plan. If those LAB manufacturers and others involved in the reverse supply chain for used LABs attempt to restrict our access to used LABs, that may adversely affect our prospects and future growth. There can be no assurance that we will be able to effectively withstand the pressures applied by our competition.

Even if we are successful in recycling lead using our processes, there can be no assurance that the AquaRefined lead will meet the certification and purity requirements of our potential customers. A key component of our business plan is to produce recycled lead through our AquaRefining process of the highest purity (at least 99.99% pure lead), which we refer to as AquaRefined lead. We believe that our AquaRefined lead will provide us with the highest gross profit margin and, more importantly, our ability to produce AquaRefined lead will be vital to confirming the efficacy and relevancy of our proprietary technology. Our customers will require that our AquaRefined lead meet certain minimum purity standards and, in all likelihood, require independent assays to confirm the lead’s purity. As of the date of this report, we have produced limited quantities of AquaRefined lead. However, we have not produced AquaRefined lead in commercial quantities and there can be no assurance that we will be able to do so or, if we are able to produce AquaRefined lead in commercial quantities, that such lead will meet the required purity standards of our customers. If we are unable to commercially produce AquaRefined lead that meets the purity stands established by our customers, our entire business plan may be invalidated and you may suffer the loss of your entre investment.

While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale. While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a commercial scale. As of the date of this report, our commercial operations have involved the production of lead compounds and plastics from recycled LABs and we have not commenced the commercial production of AquaRefined lead. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. There can be no assurance that the commencement of commercial production of AquaRefined lead at our TRIC facility will not incur unexpected costs or setbacks that might restrict the desired scale of our intended operations or that we will be to produce AquaRefined lead in commercial quantities at a cost of production that will provide us with an adequate profit margin.

We have completed the construction of our initial LAB recycling facility at TRIC, however we have been delayed in the completion of our lead recycling operations at TRIC and we may encounter further delays. We completed the construction of our initial LAB recycling facility at TRIC in August 2016 and commenced the limited production of recycled lead in January 2017. However, as of the date of this report, our commercial operations have involved the production of lead compounds and plastics from recycled LABs and we have not commenced the commercial production of AquaRefined lead. As of the date of this report, all 16 AquaRefining modules planned for TRIC have been delivered. Eight are in-place and fully assembled of which four are commissioned. The final eight modules are in-place and undergoing final assembly. We have been delayed in the installation and commissioning of our AquaRefining modules and the completion of our lead recycling operations at TRIC and we continue to conduct refinements to the production line in order to accommodate commercial production of AquaRefined lead. We expect to commence the commercial production of AquaRefined lead by December 31, 2017, however, due to the delays and unforeseen issues in the completion of the AquaRefining production line we have experienced to date, there can be no assurance that we will not encounter additional delays and issues. In addition, since our lead recycling production line at TRIC is the first-of-its-kind, neither we nor anyone else has ever built a facility of this nature and there can be no assurance that we will not experience continuing operational delays and issues, including significant downtime from time to time, as we progress into the commercial production of AquaRefined lead. There can be no assurance that the commencement of commercial AquaRefining operations at our TRIC facility will not incur unexpected costs or hurdles that might restrict the desired scale of our intended operations or negatively impact our projected gross profit margin.

Our outstanding debt may make it difficult for us obtain additional financing using our future operating cash flow. We currently have a substantial amount of indebtedness, including approximately $9.9 million owed to Green Bank and approximately $5.8 million owed to Interstate Battery as of the date of this report. Such indebtedness could limit our ability to borrow additional funds to fund operations or expansion or increase the cost of any such borrowing, or both. Our inability to conduct additional debt financing could:

●	limit our flexibility in developing our business operations and planning for, or reacting to, changes in our business;

●	increase our vulnerability to, and reduce our flexibility to respond to, general adverse economic and industry conditions; and

●	place us at a competitive disadvantage as compared to our competitors that are not as highly leveraged.

Any of these or other consequences or events could have a material adverse effect on our ability to finance our business and our operations.

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Green Bank for approximately $9.9 million and Interstate Battery for approximately $5.8 million, all of which is secured by liens or substantially all of our assets. The credit agreements governing such indebtedness contain covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. In addition, any default under one credit agreement could lead to an acceleration of debt under the other credit agreement pursuant to cross-acceleration or cross-default provisions. If the debt under either credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Green Bank and Interstate Battery is secured by substantially all of our assets, a default under either credit facility could enable the debtholder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

Interstate Battery currently claims that we are in breach of a negative covenant with Interstate Battery and we have not been able to comply with our debt service covenant with Green Bank. As of the date of this report, Interstate Battery has raised a claim that we are in technical breach of a negative covenant under our loan with Interstate Battery. The claimed breach relates to our failure to obtain Interstate Battery’s prior written consent to our acquisition of Ebonex IPR, Ltd. We are in negotiations with Interstate Battery to resolve the claim and we believe we will be able to resolve the matter. However, in the event we are unable to resolve the matter, Interstate Battery may declare a default under the loan and attempt to accelerate the payment of all amounts thereunder. There can be no assurance we will be able to resolve the claimed breach or that Interstate Battery will not declare a default under the loan and attempt to accelerate the payment of all amounts thereunder. In addition, our credit agreement with Green Bank requires, among other affirmative and negative covenants, that we maintain a minimum debt service coverage ratio of 1.25 to 1.0 beginning with the twelve-month period ending March 31, 2017. We failed to meet the minimum debt service coverage ratio covenant as of March 31, June 30 and September 30, 2017, and we were required to obtain a waiver of the minimum debt service coverage ratio covenant from Green Bank for such periods. There can be no assurance that Green Bank will provide waivers of this covenant, or any other covenant that we may fail to satisfy, going forward. Our default under either the Interstate Battery or Green Bank loan covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured international patents in Korea (Korea Patent No. 10-1739414), Japan (Japan Patent No. 6173595) and Australia (Australia Patent No. AU2014353227), and secured allowances in South Africa and the United States for “Devices and Method for Smelterless Recycling of Lead Acid Batteries.” We also have six patent applications pending in the United States and 47 patent applications pending in 20 other jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

Even patents issued to us may not stop a competitor from illegally using our patented processes and materials. In such event, we would incur substantial costs and expenses, including lost time of management in addressing and litigating, if necessary, such matters. Additionally, we rely upon a combination of trade secret laws and nondisclosure agreements with third parties and employees having access to confidential information or receiving unpatented proprietary know-how, trade secrets and technology to protect our proprietary rights and technology. These laws and agreements provide only limited protection. We can give no assurance that these measures will adequately protect us from misappropriation of proprietary information.

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

Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business. We propose to commercially exploit our AquaRefining process, in part, by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs, including Johnson Controls, among others. However, as of the date of this report, we have not entered into any such licensing, joint venture or strategic alliance agreements, apart from our equipment supply agreement with Johnson Controls, and there can be no assurance that we will be able to do so on terms that benefit us, if at all. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.

There can be no assurance that we will be able to negotiate our key agreement with Johnson Controls on commercially reasonable terms, or at all. In February 2017, we entered into a series of agreements with Johnson Controls, including an equipment supply agreement pursuant to which, among other things, we agreed to work with Johnson Controls on the development of a program for the conversion of Johnson Controls and certain strategic partners of Johnson Controls’ existing lead smelters throughout North America, China and Europe to a lead recycling process utilizing our AquaRefining technology and equipment, know-how and services. The equipment supply agreement discusses the development of the conversion program in general terms and contemplates that the parties will enter into a definitive development program agreement that is based on the general terms set forth in the equipment supply agreement and provides more detailed terms and conditions, including the economic obligations and rights of each party. In September 2017, we commenced discussions with Johnson Controls concerning the development program agreement, however as of the date of this report our discussions with Johnson Controls concerning the development program agreement remain preliminary in nature. There can be no assurance that we will be able to negotiate and conclude a definitive development program agreement with Johnson Controls on commercially reasonable terms, or at all.

We are dependent on a limited number of suppliers of certain materials used in our AquaRefining process and our inability to obtain these materials as and when needed could cause a material disruption in our operations. Our AquaRefining process involves a significant number of elements, chemicals, solvents and other materials, in addition to used LABs. There are a limited number of suppliers of certain materials used in our AquaRefining process and we have no agreements in place for our supply of such materials. Our ability to conduct our AquaRefining process on a commercial scale will depend significantly on obtaining timely and adequate supply of these materials on competitive terms. Our inability to source these materials on a timely and cost-efficient manner could interrupt our operations, significantly limit our revenue sales and increase our costs. This factor could also impair our ability to meet our commitments to supply our customers. Our inability to obtain these materials as and when needed could cause a material disruption in our operations.

If we are unable to manage future expansion effectively, our business, operations and financial condition may suffer significantly, resulting in decreased productivity. If our AquaRefining process proves to be commercially viable, growth and expansion activities could place a significant strain on our managerial, administrative, technical, operational and financial resources. Our organization, procedures and management may not be adequate to fully support the expansion of our operations or the efficient execution of our business strategy. If we are unable to manage future expansion effectively, our business, operations and financial condition may suffer significantly, resulting in decreased productivity.

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

We may experience significant fluctuations in raw material prices and the price of our principal product, either of which could have a material adverse effect on our liquidity, growth prospects and results of operations. Used LABs are our primary raw material and we believe that in recent years the cost of used LABs has been volatile at times. In addition, we believe that the cost of used LABs can be seasonal, with prices trending lower in the winter months (as automobile owners increase their purchase of new LABs, thereby putting a greater number of used LABs on the market) and trend higher in the spring (as the purchase of new LABs, and supply of used LABs, decreases). Our principal product, recycled lead, has also experienced price volatility from time to time as well. For example, the market price of lead on the London Metal Exchange, or LME, during 2015 and 2016 ranged from $1,554 to $2,456 per tonne. While we intend to pursue supply and tolling arrangements as appropriate to offset any price volatility, the volatile nature of prices for used LABs and recycled lead could have an adverse impact on our liquidity, growth prospects and results of operations.

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. A month later, the price per tonne increased back up to $1,801 per tonne; the price per tonne was $1,983 on December 31, 2016. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

We are subject to the risks of conducting business outside the United States. A part of our strategy involves our pursuit of growth opportunities in certain international market locations. We intend to pursue licensing or joint venture arrangements with local partners who will be primarily responsible for the day-to-day operations. Any expansion outside of the US will require significant management attention and financial resources to successfully develop and operate any such facilities, including the sales, supply and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

●	increased cost of enforcing our intellectual property rights;

●	heightened price sensitivities from customers in emerging markets;

●	our ability to establish or contract for local manufacturing, support and service functions;

●	localization of our LABs and components, including translation into foreign languages and the associated expenses;

●	compliance with multiple, conflicting and changing governmental laws and regulations;

●	foreign currency fluctuations;

●	laws favoring local competitors;

●	weaker legal protections of contract terms, enforcement on collection of receivables and intellectual property rights and mechanisms for enforcing those rights;

●	market disruptions created by public health crises in regions outside the United States;

●	difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions;

●	issues related to differences in cultures and practices; and

●	changing regional economic, political and regulatory conditions.

U.S. Government regulation and environmental, health and safety concerns may adversely affect our business. Our operations in the United States will be subject to the Federal, State and local environmental, health and safety laws applicable to the reclamation of lead acid batteries. Our facilities will have to obtain environmental permits or approvals to operate, including those associated with air emissions, water discharges, and waste management and storage. We may face opposition from local residents or public interest groups to the installation and operation of our facilities. Failure to secure (or significant delays in securing) the necessary approvals could prevent us from pursuing some of our planned operations and adversely affect our business, financial results and growth prospects. In addition to permitting requirements, our operations are subject to environmental health, safety and transportation laws and regulations that govern the management of and exposure to hazardous materials such as the lead and acids involved in battery reclamation. These include hazard communication and other occupational safety requirements for employees, which may mandate industrial hygiene monitoring of employees for potential exposure to lead. Failure to comply with these requirements could subject our business to significant penalties (civil or criminal) and other sanctions that could adversely affect our business.

In the event we are unable to present and operate our AquaRefining process and operations as safe and environmentally responsible, we may face opposition from local governments, residents or public interest groups to the installation and operation of our facilities.

Our business involves the handling of hazardous materials and we may become subject to significant fines and other liabilities in the event we mishandle those materials. The nature of our operations involves risks, including the potential for exposure to hazardous materials such as lead, that could result in personal injury and property damage claims from third parties, including employees and neighbors, which claims could result in significant costs or other environmental liability. Our operations also pose a risk of releases of hazardous substances, such as lead or acids, into the environment, which can result in liabilities for the removal or remediation of such hazardous substances from the properties at which they have been released, liabilities which can be imposed regardless of fault, and our business could be held liable for the entire cost of cleanup even if we were only partially responsible. We are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources. Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party. Any such liability could result in judgments or settlements that restrict our operations in a manner that materially adversely effects our operations and could result in fines, penalties or awards that could materially impairs our financial condition and even threaten our continued operation as a going concern.

We will be subject to foreign government regulation and environmental, health and safety concerns that may adversely affect our business. As our business expands outside of the United States, our operations will be subject to the environmental, health and safety laws of the countries where we do business, including permitting and compliance requirements that address the similar risks as do the laws in the United States, as well as international legal requirements such as those applicable to the transportation of hazardous materials. Depending on the country or region, these laws could be as stringent as those in the US, or they could be less stringent or not as strictly enforced. In some countries in which we are interested in expanding our business, such as Mexico and China, the relevant environmental regulatory and enforcement frameworks are in flux and subject to change. Compliance with these requirements will cause our business to incur costs, and failure to comply with these requirements could adversely affect our business.

In the event we are unable to present and operate our AquaRefining process and operations as safe and environmentally responsible, we may face opposition from local governments, residents or public interest groups to the installation and operation of our facilities.

Risks Related to Owning Our Common Stock

Our common stock. Our common stock has traded on the Nasdaq Capital Market, under the symbol “AQMS”, since July 31, 2015. Since that date, our common stock has at times been relatively thinly traded and subject to price volatility. There can be no assurance that we will be able to successfully maintain a liquid market for our common shares. The stock market in general, and early stage public companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop and maintain a liquid market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

Control by management and others may limit your ability to influence the outcome of director elections and other transactions requiring stockholder approval. As of the date of this report, our directors and executive officers beneficially own approximately 12.9% of our outstanding common stock. In addition, two other stockholders, Johnson Controls and Interstate Battery, together, beneficially own an additional 19.5%. As a result, such persons acting together will have significant influence over corporate actions requiring stockholder approval, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our certificate of incorporation or bylaws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for vote.

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

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments; and

●	extended transition periods available for complying with new or revised accounting standards.

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

We will remain an “emerging growth company until 2020, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

We have not paid dividends in the past and have no plans to pay dividends. We plan to reinvest all of our earnings, to the extent we have earnings, in order to develop our recycling centers and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on our common stock.

Shares eligible for future sale may adversely affect the market for our common stock. Of the 20,402,454 shares of our common stock outstanding as of the date of this report, approximately 17,411,694 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, in August 2016, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of 3,711,872 shares of restricted common stock sold to Interstate Battery in May 2016, including 3,009,625 shares of common stock issuable to Interstate Battery upon exercise of its warrants and conversion of its convertible note, and in February 2017, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of the 939,005 shares of restricted common stock we sold to Johnson Controls in February 2017. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable. Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

●	limit who may call stockholder meetings;

●	do not permit stockholders to act by written consent;

●	do not provide for cumulative voting rights; and

●	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.1*	Executive Employment Agreement dated July 14, 2017 between Mark Weinswig and Registrant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.

10.2*	Aqua Metals, Inc. Officer and Director Share Purchase Plan	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	November 9, 2017	By:	/s/ Stephen R. Clarke
Stephen R. Clarke,
President and Chief Executive Officer

Date:	November 9, 2017	By:	/s/ Mark Weinswig
Mark Weinswig,
Chief Financial Officer