Form 10-Q
period 2018-03-31
Aqua Metals, Inc.
filed 2018-05-09
CIK 1621832

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 7, 2018, there were 28,694,210 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

ASSETS

	March 31, 2018	December 31, 2017
	(unaudited)	(Note 2)
Current assets
Cash and cash equivalents	$17,497	$22,793
Accounts receivable	1,327	882
Inventory	933	1,239
Prepaid expenses and other current assets	638	770
Total current assets	20,395	25,684

Non-current assets
Property and equipment, net	46,583	45,733
Intellectual property, net	1,414	1,461
Other assets	1,564	1,564
Total non-current assets	49,561	48,758

Total assets	$69,956	$74,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,084	$1,436
Accrued expenses	1,671	1,801
Deferred rent, current portion	196	192
Notes payable, current portion	382	405
Total current liabilities	4,333	3,834

Deferred rent, non-current portion	722	771
Asset retirement obligation	712	701
Notes payable, non-current portion	8,763	8,839
Convertible note payable, non-current portion	1,742	1,332
Total liabilities	16,272	15,477

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 50,000,000 shares authorized; 28,694,210 and 27,554,076 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	29	27
Additional paid-in capital	116,029	113,780
Accumulated deficit	(62,374)	(54,842)
Total stockholders’ equity	53,684	58,965

Total liabilities and stockholders’ equity	$69,956	$74,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2018	2017

Product sales	$1,726	$—

Operating cost and expense
Cost of product sales	5,436	—
Research and development cost	1,475	2,987
General and administrative expense	1,775	1,528
Total operating expense	8,686	4,515

Loss from operations	(6,960)	(4,515)

Other income and expense
Interest expense	(587)	(388)
Interest and other income	17	11

Total other income (expense), net	(570)	(377)

Loss before income tax expense	(7,530)	(4,892)

Income tax expense	(2)	(2)

Net loss	$(7,532)	$(4,894)

Weighted average shares outstanding, basic and diluted	27,768,008	18,792,850

Basic and diluted net loss per share	$(0.27)	$(0.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,532)	$(4,894)
Reconciliation of net loss to net cash used in operating activities
Depreciation	778	665
Amortization of intellectual property	47	36
Accretion of asset retirement obligation	11	—
Stock based compensation	144	161
Amortization of debt discount	235	42
Amortization of deferred financing costs	21	22
Non-cash convertible note interest expense	163	146
Inventory write down	39	—
Changes in operating assets and liabilities
Accounts receivable	(444)	—
Inventory	267	(238)
Prepaid expenses and other current assets	132	(301)
Accounts payable	144	307
Accrued expenses	83	(53)
Deferred rent	(46)	(43)
Net cash used in operating activities	(5,958)	(4,150)

Cash flows from investing activities:
Purchases of property and equipment	(1,337)	(2,232)
Other assets	—	(45)
Intellectual property related expenditures	—	(43)
Net cash used in investing activities	(1,337)	(2,320)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	2,107	10,654
Payments on notes payable	(69)	(44)
Payments on capital leases	(39)	(33)
Net cash provided by financing activities	1,999	10,577

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,296)	4,107
Cash, cash equivalents and restricted cash at beginning of period	22,793	26,582

Cash, cash equivalents and restricted cash at end of period	$17,497	$30,689

	Three months ended March 31,
	2018	2017

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$504	$761
Change in property and equipment resulting from change in accrued expenses	$(213)	$(768)
Asset retirement obligation offset with asset retirement cost (property and equipment)	$—	$670

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.        Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”), and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of lead recycling through its patent-pending AquaRefiningTM technology. Unlike smelting, AquaRefining is a room temperature, water-based process that is fundamentally non-polluting. The Company has built its first recycling facility in Nevada’s Tahoe Regional Industrial Complex and intends to pursue the development of additional lead acid battery recycling facilities, both directly and through licensing or joint development arrangements. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics in April 2017 and through March 31, 2018, substantially all revenue has been derived from the sale of lead compounds and plastics.

2.        Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or the SEC, on March 15, 2018. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2018 except for the implementation of Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, (“ASU 2016-18”), as described below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations for the three months ended March 31, 2018 and March 31, 2017, and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and March 31, 2017, as applicable have been made. The condensed consolidated balance sheet as of December 31, 2017 has been derived from our audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2017, which are included on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ended December 31, 2018.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted cash

Restricted cash was comprised of funds held in escrow at Green Bank for the purpose of paying for the construction of the lead recycling plant building in McCarran, Nevada. During 2017, the building was completed and the funds held in escrow were dispersed.

In November 2016, the Financial Accounting Standards Board, FASB issued ASU No. 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows rather than reconciling and explaining the period-over-period change in total cash and cash equivalents (excluding restricted cash). The Company adopted this new ASU beginning January 1, 2018 using the required full retrospective approach. The adoption of this standard resulted in an increase in net cash used in investing activities of $548,000 in the condensed consolidated statements of cash flows for the three months ended March 31, 2017. As there is no restricted cash at March 31, 2018 or December 31, 2017, there is no effect on the three-month period ending March 31, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statements of financial position that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows (in thousands):

March 31, 2017

Current assets
Cash and cash equivalents	$30,113
Restricted cash	576

Total cash, cash equivalents and restricted
cash shown in the statement of cash flows	$30,689

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

	Three months ended
	March 31,
Excluded potentially dilutive securities (1):	2018	2017

Convertible note - principal	702,247	702,247
Consulting warrants to purchase common stock	—	12,500
Options to purchase common stock	561,536	892,129
Unvested restricted stock	63,600	—
Financing warrants to purchase common stock	2,340,828	2,384,464
Total potential dilutive securities	3,668,211	3,991,340

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

Concentration of credit risk

Seventy-nine percent of revenue for the three-month period ended March 31, 2018 and Ninety-seven percent of accounts receivable at March 31, 2018 was derived from or attributable to Johnson Controls Battery Group, Inc.

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

There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2018 that are of significance or potential significance to the Company.

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

The Company generates revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers. Primary components of the recycling process include sales of recycled lead consisting of lead compounds, ingoted hard lead and ingoted AquaRefined lead as well as plastics. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics in April 2017 and through March 31, 2018, all revenue has been derived from the sale of lead compounds and plastics.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue from products transferred to customers at a single point in time, as noted above with the delivery of the Company’s products to customers, accounted for 100% of our revenue during the three months ended March 31, 2018.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

4.         Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017

Finished goods	$18	$512
Work in process	58	182
Raw materials	857	545
Total inventory	$933	$1,239

5.         Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
Asset Class	(Years)	2018	2017

Operational equipment	3-10	$15,478	$15,457
Lab equipment	5	685	685
Computer equipment	3	174	174
Office furniture and equipment	3	326	326
Leasehold improvements	5-7	1,408	1,408
Land	—	1,047	1,047
Building	39	24,859	24,847
Asset retirement cost	20	670	670
Equipment under construction		6,147	4,552
		50,794	49,166
Less: accumulated depreciation		(4,211)	(3,433)

Total property and equipment, net		$46,583	$45,733

Depreciation expense was $0.8 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. Equipment under construction is primarily AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.         Asset Retirement Obligation

ASC Topic 410-20, “Asset Retirement and Environmental Obligations, Asset Retirement Obligations” requires the recording of a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $670,000 and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three months ended March 31, 2018 was $11,000.

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

7.         Convertible Note Payable

The convertible note payable is with Interstate Battery Systems International, Inc. (Interstate Battery) and is comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017

Convertible note payable	$5,000	$5,000
Accrued interest	1,124	961
Deferred financing costs, net	(55)	(67)
Note discount	(4,327)	(4,562)

Convertible note payable, non-current portion	$1,742	$1,332

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

8.         Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate will adjust on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for the three-month periods ended March 31, June 30, September 30, 2017, December 31, 2017 and March 31, 2018. AMR has received a waiver for the minimum debt service coverage ratio covenant for the periods ending March 31, June 30, September 30, and December 31, 2017 and March 31, 2018.

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

Notes payable is comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017

Notes payable, current portion
Thermo Fisher Financial Service	$100	$128
Green Bank, net of issuance costs	282	277
Total notes payable, current portion	$382	$405

Notes payable, non-current portion
Thermo Fisher Financial Service	$—	$11
Green Bank, net of issuance costs	8,763	8,828
Total notes payable, non-current portion	$8,763	$8,839

The Thermo Fisher Financial Service obligations relate to capital leases. The costs associated with obtaining the Green Bank loan were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense within the condensed consolidated statements of operations over the twenty-one year life of the loan.

9.          Stockholders’ Equity

Shares issued

1,072,500 shares of common stock were issued during January 2018 upon exercise of the overallotment option related to the December 2017 public offering, netting proceeds to the Company of $2.1 million.

The Company issued 65,600 shares of common stock upon vesting of Restricted Stock Units during the three months ended March 31, 2018. Additionally, the Company issued 2,034 shares of common stock pursuant to the Officers and Directors Purchase Plan during the three months ended March 31, 2018 for proceeds of $4,000.

Stock based compensation

The stock-based compensation expense attributable to option grants was allocated as follows:

	Three months ended March 31,
	2018	2017
Cost of product sales	$50	$—
Research and development cost	112	87
General and administrative expense	(18)	74
Total	$144	$161

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of options granted during the periods presented.

	Three months ended March 31,
	2018	2017

Expected stock volatility	78.4%-79.9%	70.9%-72.2%
Risk free interest rate	2.06%-2.45%	1.53%-1.79%
Expected years until exercise	3.5	3.5
Dividend yield	0%	0%

There were no stock option exercises during the three months ended March 31, 2018.

10.        Commitments and Contingencies

Interstate Battery Agreement commitment

Pursuant to the Interstate Battery Investor Rights Agreement, the Company has agreed to compensate Interstate Battery should either Stephen Clarke, the Company’s current chief executive officer, or Selwyn Mould, the Company’s current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Interstate Battery $2.0 million, per occurrence, if either officer is subject to a key-man event during the two years following May 18, 2016. The Company also agreed to pay Interstate Battery $2.0 million if either or both officers are subject to a key-man event during the third year following May 18, 2016. Pursuant to the Interstate Battery Investor Rights Agreement, the key-man payments are payable, at the option of the Company, in cash or shares of the Company’s common stock. Pursuant to the agreement, if Interstate Battery, in its sole and absolute discretion, agrees with the Company on mutually acceptable replacements for Messrs. Clarke and/or Mould, as the case may be, the key man penalties shall be deemed waived by Interstate Battery.

As of the date of this report, Interstate Battery has raised a claim that the Company is in technical breach of a negative covenant under the Interstate Battery convertible loan. The claimed breach relates to the Company’s failure to obtain Interstate Battery’s prior written consent to its acquisition of Ebonex IPR, Ltd. The Company is in negotiations with Interstate Battery to resolve the claim and the Company believes it will be able to resolve that matter. However, in the event the Company is unable to resolve the claim, Interstate Battery may declare a default under the loan and attempt to accelerate the payment of all amounts thereunder. There can be no assurance we will be able to resolve this matter or that Interstate Battery will not declare a default under the loan and attempt to accelerate the payment of all amounts thereunder. The Company estimates that resolving the claim of breach will result in a charge of $0.6 million. The Company recorded $0.6 million in general and administrative expense for the year ended December 31, 2017 with the offset in accrued liabilities.

Johnson Controls Agreement Commitment

Pursuant to the Johnson Controls Investor Rights Agreement, the Company has agreed to compensate Johnson Controls should either Stephen Clarke, the Company’s current chief executive officer, or Selwyn Mould, the Company’s current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Johnson Controls $1.0 million per occurrence, if either officer is subject to a key-man event during the 18 months following February 7, 2017. The Company also agreed to pay Johnson Controls $1.0 million if either or both key-man events occur after 18 months and prior to 30 months following February 7, 2017. Pursuant to the Johnson Controls Investor Rights Agreement, the key-man payments are payable, at the option of the Company, in cash or shares of the Company’s common stock. Pursuant to the agreement, if Johnson Controls, in its sole and absolute discretion, agrees with the Company on mutually acceptable replacements for Messrs. Clarke and/or Mould, as the case may be, the key man penalties shall be deemed waived by Johnson Controls.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legal proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company, Stephen R. Clarke, Thomas Murphy and Mark Weinswig: Arlis Hampton vs. Aqua Metals, Inc. et al., Case No 3:17-cv-07142; Grant Heath vs. Aqua Metals, Inc. et al., Case No 3:17-cv-07196-JST; Lotfy Arbab vs. Aqua Metals, Inc. et al., Case No 3:17-cv-07270WHA. Each of the complaints was filed by persons claiming to be stockholders of the Company and generally allege violations of the anti-fraud provisions of the federal securities laws based on the alleged issuance of false and misleading statements of material fact, and the alleged omission to state material facts necessary to make other statements made not misleading, between May 19, 2016 and November 9, 2017 with respect to the Company’s lead recycling operations. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. As of the date of this report, multiple plaintiffs have filed motions seeking appointment as lead plaintiff. Briefing on those competing motions was completed in early March, and a hearing is set for May 17, 2018. The Company has not filed a responsive pleading in any of the above actions and does not expect to do so until a lead plaintiff has been appointed by the Court and a consolidated amended complaint is filed. The Company denies that the claims in any of the complaints have any merit and intends to vigorously defend the actions.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against the Company and its current executive officers and directors, Stephen R. Clarke, Selwyn Mould, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson, and one former officer and director, Thomas Murphy: Al Lutzker, Derivatively and on Behalf of Aqua Metals, Inc. v. Stephen R. Clarke, Thomas Murphy, Mark Weinswig, Selwyn Mould, Vincent L. Divito, Mark Slade and Mark Stevenson and Aqua Metals, Inc., Case No. 1:18-cv-00201; Chau Nguyen, Derivatively and on Behalf of Aqua Metals, Inc. v. Stephen R. Clarke, Thomas Murphy, Mark Weinswig, Selwyn Mould, Vincent L. Divito, Mark Slade and Mark Stevenson and Aqua Metals, Inc., Case No. 1:18-cv-00327; Albert Stafford and Jerry Davis, Derivatively On Behalf Of Aqua Metals, Inc., v. Stephen R. Clarke, Thomas Murphy, Mark Weinswig, Selwyn Mould, Vincent L. Divito, Mark Slade and Mark Stevenson, and Aqua Metals, Inc., Case No. 1:18-cv-00379; Sherry Lu, Derivatively And On Behalf Of Aqua Metals, Inc., v. Stephen R. Clarke, Thomas Murphy, Mark Weinswig, Selwyn Mould, Vincent L. Divito, Mark Slade and Mark Stevenson, and Aqua Metals, Inc., Case No. 1:18-cv-00407; and Richard Byrne and Christopher Ballentine, derivatively on behalf of Aqua Metals, Inc. v. Stephen R. Clarke, Thomas Murphy, Mark Weinswig, Selwyn Mould, Vincent L. Divito, Mark Slade and Mark Stevenson and Aqua Metals, Inc., Case No. 1:18-cv-00498. The complaints were filed by persons claiming to be stockholders of the Company and generally allege that certain of its officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation consolidating the actions. No responsive pleading is required until a consolidated complaint is served. The Company denies that the claims in the shareholder derivative complaint have any merit and intends to vigorously defend the actions.

11.        Subsequent Events

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued.

On April 19, 2018, Stephen Clarke resigned as president and chief executive officer and as a member of the Board. Mr. Clarke has agreed to serve as a consultant to the Company on an as-needed basis. As a result of Dr. Clarke’s resignation, the Company will be obligated to make key-man payments of $2 million and $1 million to Interstate Battery and Johnson Controls, respectively, payable, at the option of the Company, in cash or shares of the Company’s common stock, unless Interstate Battery or Johnson Controls, as the case may be, approves the successor to Dr. Clarke. See Note 10.

Dr. Clarke’s resignation as an officer the Company is regarded as a termination without cause under his employment agreement with the Company. Pursuant to his employment agreement, Dr. Clarke is entitled to one-time severance benefits that includes severance and benefits continuation expense of approximately $0.9 million paid out over a 2-year period in consideration of his execution of a customary release and separation agreement. Additionally, Dr. Clarke was granted an extension of the exercise period of his stock options upon termination from 90 days to 2 years. The expense related to the modification of these stock option awards is approximately $15,000.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018, or our Annual Report.

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

General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of lead recycling through its proprietary AquaRefining™ technology. AquaRefining is a room temperature, water-based process that is fundamentally non-polluting. Our AquaRefining modular systems allow the lead-acid battery industry to simultaneously improve environmental impact and scale recycling production to meet demand. Aqua Metals is based in Alameda, California, and has built its first recycling facility in Nevada’s Tahoe Reno Industrial Complex. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the construction of our initial lead acid battery, or LAB, recycling facility in the Tahoe Regional Industrial Center, McCarran, Nevada (“TRIC”), and the continuing development of our LAB recycling operations at TRIC as we bring those LAB recycling operations online.

We have completed the building construction of our first LAB recycling facility at TRIC and commenced production during the first quarter of 2017. The TRIC facility will produce recycled lead, consisting of lead compounds, ingoted hard lead and ingoted AquaRefined lead as well as plastic. We commenced the shipment of products for sale, consisting of lead compounds and plastics, in April 2017 and through March 31, 2018 all revenue has been derived from the sale of lead compounds and plastics.

By December 2017, we had installed 16 AquaRefining modules at TRIC. However, we encountered an issue which required the retrofitting of all 16 modules. As of the date of this report, we have substantially completed the retrofit of all 16 modules for this particular issue and have begun to bring modules into commercial operation. As we bring the modules into commercial operation, we expect to continue to adjust the modules to enhance operation. We intend to bring the modules on line in batches of four. As of the date of this report, we have brought the first four modules into commercial operation and expect to ramp up production during the second quarter. However, due to the delays and unforeseen issues in the completion of the AquaRefining production line we have experienced to date, there can be no assurance that we will not encounter additional delays and issues.

Since January 1, 2018, we have engaged in the following non-routine transactions:

Public Offering. On December 12, 2017, we completed a public offering of 7,150,000 shares of our common stock, at the public offering price of $2.10 per share, for gross proceeds of $15 million. After the payment of underwriter discounts and offering expenses we received net proceeds of approximately $13.8 million. In January 2018, the underwriter exercised its overallotment option resulting in an additional 1,072,500 shares being issued and net proceeds to us of approximately $2.1 million.

Settlement of Proxy Contest. In connection with our 2018 annual meeting of stockholders (“Annual Meeting”), pursuant to a letter agreement (“Settlement Agreement”) dated May 2, 2018 between us and David L. Kanen and Kanen Wealth Management LLC, (“Kanen”), we and Kanen have agreed to settle the proxy contest, and Kanen has withdrawn his slate of opposition candidates. In connection with the Settlement Agreement, our Board agreed to appoint Stephen Cotton, our former chief commercial officer, as our president effective May 9, 2018. In connection with the Annual Meeting. Kanen proposed a slate of five nominees for election to the Board in opposition to the five nominees recommended by the Board for election at the Annual Meeting. Pursuant the Settlement Agreement, we and Kanen have agreed to settle the proxy contest, and Kanen has withdrawn his slate of opposition candidates, on the following terms:

The Board has been expanded to six (6) members and until the earlier of (x) the May 2, 2020 and (y) such date on which the Kanen no longer, directly or indirectly, beneficially owns at least 4.0% of our outstanding common stock (the earlier of such, the “Nomination Right Expiration Date”), Kanen shall have the right to submit to the Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) two (2) nominees for inclusion as Board-recommended director candidates with respect to each annual meeting of our stockholders held prior to the Nomination Right Expiration Date;

●     Kanen has submitted, and the Board has nominated, for election at the Annual Meeting Mr. S. Shariq Yosufzai and Mr. Sushil (“Sam”) Kapoor;

●     Mr. Yosufzai has been appointed to serve as non-executive Chairman and lead independent director of the Board;

●     Mr. Yosufzai shall be added to the Nominating Committee and Mr. Kapoor shall be added to the Compensation Committee of the Board;

●     The Board has formed a four-member committee (“CEO Search Committee”) and Messrs. Yosufzai and Kapoor have been appointed to such committee joining Messrs. Divito and Stevenson;

●     The Board has agreed to appoint Steve Cotton, our former chief commercial officer, as our President, to serve in such capacity commencing immediately following the filing of this report;

●     David L. Kanen has been granted board observation rights through our 2019 annual meeting of stockholders, subject to Mr. Kanen’s execution of and compliance with a customary confidentiality agreement and adherence to our insider trading policies applicable to Board members generally.

The foregoing summary of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the Settlement Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2018 and is incorporated herein by reference.

Plan of Operations

Our plan of operations for 2018 is to complete the commercial roll-out of all 16 AquaRefining modules installed at TRIC and to ramp up the production of AquaRefined lead during 2018. We plan to install an additional 16 AquaRefining modules to our TRIC facility, subject to our receipt of additional capital and any design improvements that are recommended based on the operation of the first 16 modules.

Subject to our ability to ramp up our AquaRefining operations to a commercial scale, our priority will be to develop a proposal to provide equipment, planning, engineering, technical and other services in support of the addition of an AquaRefining facility to a battery recycling facility owned by Johnson Controls. This proposed work is expected to produce a blueprint for further additions of AquaRefining facilities under a proposed definitive development agreement with Johnson Controls. Pursuant to that definitive agreement, we plan to collaborate with Johnson Controls for the conversion of its own and certain of its strategic partners’ existing lead smelters to a lead recycling process utilizing our proprietary AquaRefining technology, equipment, know-how and services. However, there can be no assurance that we will be able to conclude a definitive development agreement with Johnson Controls on terms that benefit us, if at all.

Our 12-month plan of operations includes the pursuit and evaluation of additional strategic relationships to support the expansion of our own facilities and the provision of equipment and services to third parties.

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

Results of Operations

During the second quarter of 2017, we began shipments of lead compounds and plastics to customers. The following table summarizes results of operations with respect to the items set forth below for the three months ended March 31, 2018 and 2017 together with the percentage change in those items (in thousands).

	Three months ended March 31,
			Favorable	%
	2018	2017	(Unfavorable)	Change

Product sales	$1,726	$—	$1,726	—
Cost of product sales	5,436	—	(5,436)	—
Research and development cost	1,475	2,987	1,512	50.62%
General and administrative expense	1,775	1,528	(247)	16.16%
Total operating expense	$8,686	$4,515	$(4,171)	92.38%

As mentioned above, product sales, consisting of lead compounds and plastics, began in April 2017. Cost of product sales consists of all operating costs incurred at our McCarran facility following the commencement of product sales. Costs incurred at the McCarran facility prior to commencement of sales are included in research and development costs. Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. There are no comparatives for the previous period.

Research and development cost included TRIC operating cost prior to the commencement of product sales, including cost incurred to prepare our TRIC plant for operations. During the three months ended March 31, 2018, research and development costs decreased by 51% over the comparable period in 2017. At March 31, 2017, we had 41 employees in the TRIC facility and we focused on starting commercial operations (cost included in research and development expense). At March 31, 2018, we had 38 employees at the TRIC and are focused on recycling lead operations as well as continuing to commission various processes within the plant (cost included in cost of product sales). The decline in research and development expense in the three-month period ended March 31, 2018 as compared to the prior year period is primarily associated with the cost of the TRIC facility being included in cost of product sales rather than research and development subsequent to the commencement of product sales during the second quarter of 2017.

General and administrative expense has increased for the three-month period ended March 31, 2018 versus March 31, 2017, primarily due to increased legal fees associated with shareholder lawsuits and legal, proxy and solicitation fees associated with the efforts to address activist investors.

The following table summarizes our other income and interest expense for the three months ended March 31, 2018 and 2017 together with the percentage change in those items (in thousands).

	Three months ended March 31,
			Favorable	%
	2018	2017	(Unfavorable)	Change
Other (expense) income

Interest expense	(587)	(388)	$(199)	51.29%
Interest and other income	17	11	$6	54.55%

Interest during the three months ended March 31, 2018 relates primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million notes payable, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Green Bank.

The note discount associated with the Interstate Battery convertible note is being amortized using the effective interest method over the three-year term of the note, maturing on May 24, 2019. Using the effective interest method results in higher expense in later periods. Thus, non-cash interest expense associated with the note discount amortization will be $2.0 million in 2018 and $2.6 million in 2019.

Liquidity and Capital Resources

As of March 31, 2018, we had total assets of $70.0 million and working capital of $16.1 million.

The following table summarizes our cash used in operating, investing and financing activities (in thousands):

	Three months ended March 31,
	2018	2017

Net cash used in operating activities	(5,958)	(4,150)
Net cash used in investing activities	(1,337)	(2,320)
Net cash provided by financing activities	1,999	10,577

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was $6.0 million and $4.2 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and the impairment charge as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $1.3 million and $2.3 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build out of our TRIC recycling facility in Nevada.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2018 consisted of $2.1 million net proceeds from the underwriter exercise of their overallotment option related to our December 2017 public offering. Net cash provided by financing activities for the three months ended March 31, 2017 consists of $10.5 million net proceeds from the issuance of common stock to Johnson Controls. These increases are partially offset by principle payments against our capital leases and debt repayments.

As of the date of this report, we believe that our working capital is sufficient to fund the commissioning and commencement of commercial operations of at least 16 AquaRefining modules and our commercial operations at TRIC through, at least, May 2019, assuming the successful commercial rollouts of the 16 AquaRefining modules. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, to work with Johnson Controls on equipment integration and licensing to third parties, to fund working capital needs related to the ramp-up of our operations and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, Aqua Metals Reno, or AMR, was not in compliance with its the minimum debt service coverage ratio covenant as of and for the three-month periods ended March 31, June 30, September 30, December 31, 2017 and March 31, 2018 on its loan from Green Bank. AMR received a waiver for the minimum debt service coverage ratio covenant for the periods ended March 31, June 30, September 30, December 31, 2017 and March 31, 2018. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan. In addition, a failure by Green Bank to provide us with the required waiver could also constitute a default under our $5 million loan with Interstate Battery and allow it to accelerate the payment of all amounts thereunder.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

We do not enter into financial instruments for trading or speculative purpose. Our primary exposure to market risk is interest expense related to our debt with Green Bank. The interest rate on this loan adjusts on the first day of each calendar quarter equal to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published by the Wall Street Journal.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against us, Stephen R. Clarke, Thomas Murphy and Mark Weinswig: Arlis Hampton vs. Aqua Metals, Inc. et al., Case No 3:17-cv-07142; Grant Heath vs. Aqua Metals, Inc. et al., Case No 3:17-cv-07196-JST; Lotfy Arbab vs. Aqua Metals, Inc. et al., Case No 3:17-cv-07270WHA. Each of the complaints was filed by persons claiming to be stockholders of Aqua Metals and generally allege violations of the anti-fraud provisions of the federal securities laws based on the alleged issuance of false and misleading statements of material fact, and the alleged omission to state material facts necessary to make other statements made not misleading, between May 19, 2016 and November 9, 2017 with respect to our lead recycling operations. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. As of the date of this report, multiple plaintiffs have filed motions seeking appointment as lead plaintiff. Briefing on those competing motions was completed in early March, and a hearing is set for May 17, 2018. We have not filed a responsive pleading in any of the above actions and do not expect to do so until a lead plaintiff has been appointed by the Court and a consolidated amended complaint is filed. We deny that the claims in any of the complaints have any merit and we intend to vigorously defend the actions.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against us and our current executive officers and directors, Stephen R. Clarke, Selwyn Mould, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson, and one former officer and director, Thomas Murphy: Al Lutzker, Derivatively and on Behalf of Aqua Metals, Inc. v. Stephen R. Clarke, Thomas Murphy, Mark Weinswig, Selwyn Mould, Vincent L. Divito, Mark Slade and Mark Stevenson and Aqua Metals, Inc., Case No. 1:18-cv-00201; aChau Nguyen, Derivatively and on Behalf of Aqua Metals, Inc. v. Stephen R. Clarke, Thomas Murphy, Mark Weinswig, Selwyn Mould, Vincent L. Divito, Mark Slade and Mark Stevenson and Aqua Metals, Inc., Case No. 1:18-cv-00327; Albert Stafford and Jerry Davis, Derivatively On Behalf Of Aqua Metals, Inc., v. Stephen R. Clarke, Thomas Murphy, Mark Weinswig, Selwyn Mould, Vincent L. Divito, Mark Slade and Mark Stevenson, and Aqua Metals, Inc., Case No. 1:18-cv-00379; Sherry Lu, Derivatively And On Behalf Of Aqua Metals, Inc., v. Stephen R. Clarke, Thomas Murphy, Mark Weinswig, Selwyn Mould, Vincent L. Divito, Mark Slade and Mark Stevenson, and Aqua Metals, Inc., Case No. 1:18-cv-00407; and Richard Byrne and Christopher Ballentine, derivatively on behalf of Aqua Metals, Inc. v. Stephen R. Clarke, Thomas Murphy, Mark Weinswig, Selwyn Mould, Vincent L. Divito, Mark Slade and Mark Stevenson and Aqua Metals, Inc., Case No. 1:18-cv-00498. The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally alleges that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation consolidating the actions. No responsive pleading is required until a consolidated complaint is served. We deny that the claims in the shareholder derivative action have any merit and we intend to vigorously defend the action.

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

Risks Relating to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through March 31, 2018, we generated a total of $3.8 million of revenue, all of which was derived from the sale of lead compounds and plastics. To date, our operations have consisted of the development and testing of our AquaRefining process, the construction of our initial LAB recycling facility in Tahoe Regional Industrial Center, McCarran, Nevada (“TRIC”), the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we bring those LAB recycling operations online. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

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

Our business is dependent upon on our successful implementation of novel and unproven technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in our lead recycling operations are widely used and proven, the AquaRefining component of our lead recycling operations is largely novel and unproven. While we have shown that our proprietary technology can produce AquaRefined lead on a small scale, we have only recently completed, and have not put into operation, the processes that we believe will support the production of AquaRefined lead on a commercial scale. Further, as we complete our AquaRefining production line, we continue to encounter unforeseen complications that have delayed the installation and commissioning of our AquaRefining modules and the integration of our AquaRefining process with the traditional lead recycling operations. For example, we most recently had to develop special processes and equipment to deal with an unexpected development in the form of “sticky lead,” whereby the AquaRefined lead produced by our electrolyzers stuck to the AquaRefining modules’ exit chute and failed to exit without manual intervention. As of the date of this report, we have substantially completed the retrofit of all 16 modules for this particular issue and have began to bring the modules into commercial operation. There can be no assurance that we will not encounter additional unforeseen complications that will cause further delays in our planned commercial operation of our AquaRefining modules or prevent us from commencing commercial production of AquaRefined lead at all.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of March 31, 2018, we had total cash of $17.5 million and working capital of $16.1 million. As of the date of this report, we believe that we have working capital sufficient to fund the commissioning and commercial operation of 16 AquaRefining modules at TRIC over the 12 months from the date of this report. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, to work with Johnson Controls on equipment integration and licensing to third parties, to fund working capital needs related to the ramp-up of our operations and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. There can also be no assurance we will be able to conclude the proposed development agreement with Johnson Controls. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this Quarterly Report, we are indebted to Green Bank for approximately $9.7 million and Interstate Battery for approximately $6.1 million, all of which is secured by liens on substantially all of our assets. The credit agreements governing such indebtedness contain covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. In addition, any default under one credit agreement could lead to an acceleration of debt under the other credit agreement pursuant to cross-acceleration or cross-default provisions. If the debt under either credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Green Bank and Interstate Battery is secured by substantially all of our assets, a default under either credit facility could enable the debtholder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

Interstate Battery currently claims that we are in breach of a negative covenant with Interstate Battery and we have not been able to comply with our debt service covenant with Green Bank. As of the date of this report, Interstate Battery has raised a claim that we are in technical breach of a negative covenant under our loan with Interstate Battery. The claimed breach relates to our failure to obtain Interstate Battery’s prior written consent to our acquisition of Ebonex IPR, Ltd. We believe we will be able to resolve the matter. However, in the event we are unable to resolve the matter, Interstate Battery may declare a default under the loan and attempt to accelerate the payment of all amounts thereunder. There can be no assurance we will be able to resolve the claimed breach or that Interstate Battery will not declare a default under the loan and attempt to accelerate the payment of all amounts thereunder. In addition, our credit agreement with Green Bank requires, among other affirmative and negative covenants, that we maintain a minimum debt service coverage ratio of 1.25 to 1.0 beginning with the twelve-month period ending March 31, 2017. We failed to meet the minimum debt service coverage ratio covenant as of March 31, June 30, September 30, December 31, 2017 and March 31, 2018, and we were required to obtain a waiver of the minimum debt service coverage ratio covenant from Green Bank for such periods. There can be no assurance that Green Bank will provide waivers of this covenant, or any other covenant that we may fail to satisfy, going forward. Our default under either the Interstate Battery or Green Bank loan covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

In the event of the acceleration of either the Interstate Battery or Green Bank loans, we will need additional financing to satisfy our obligations under the loans, which additional financing may not be available on reasonable terms or at all. As noted above, as of the date of this report, we are indebted to Green Bank for approximately $9.7 million and Interstate Battery for approximately $6.1 million. The credit agreements governing such indebtedness contain various affirmative and negative covenants and if we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. In addition, any default under one credit agreement could lead to an acceleration of debt under the other credit agreement pursuant to cross-acceleration or cross-default provisions. If the debt under either credit agreement is accelerated, we may not have sufficient funds to make the accelerated payments, in which case we would be required to seek additional funds through various financing sources, most likely through the sale of our equity or debt securities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Further, any sale of our equity or equity-linked securities will result in additional dilution to our stockholders.

Our outstanding debt may make it difficult for us obtain additional financing using our future operating cash flow. We currently have a substantial amount of indebtedness, including approximately $9.7 million owed to Green Bank and approximately $6.1 million owed to Interstate Battery as of the date of this report. Such indebtedness could limit our ability to borrow additional funds to fund operations or expansion or increase the cost of any such borrowing, or both. Our inability to conduct additional debt financing could:

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

We may be required to pay up to $3 million of key-man payments as the result of the resignation of our chief executive officer. On April 19, 2018, Stephen Clarke resigned as our president and chief executive officer and as a member of our Board. As a result of Mr. Clarke’s resignation, we will be obligated to make key-man payments of $2 million and $1 million to Interstate Battery and Johnson Controls, respectively, payable, at our option, in cash or shares of our common stock, unless Interstate Battery and/or Johnson Controls, as the case may be, approves the successor to Dr. Clarke. See Note 10 to our unaudited condensed consolidated financial statements. We have commenced the process of discussing Dr. Clarke’s successor with Interstate Battery and Johnson Controls and are hopeful we will be successful in obtaining their approval of Dr. Clarke’s successor, however to there can be no assurance will be able to do so. If we are unable to obtain the approval of either or both of Interstate Battery and Johnson Controls to waive the key man payments, we will be obligated to pay them up to $3 million in cash or our common shares.

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

We have completed the construction of our initial LAB recycling facility at TRIC, however we have been delayed in the completion of our lead recycling operations at TRIC and we may encounter further delays. We completed the construction of our initial LAB recycling facility at TRIC in August 2016 and commenced the limited production of recycled lead in the first quarter of 2017. However, as of the date of this report, our commercial operations have involved the production of lead compounds and plastics from recycled LABs and we have not commenced the commercial production of AquaRefined lead. As of December 2017, we have installed 16 AquaRefining modules. However, we encountered an issue which required the retrofitting of all 16 modules. As of the date of this report, we have substantially completed the retrofit of all 16 modules for this particular issue and have begun to bring all 16 modules into commercial operation. As we bring the modules into commercial operation, we expect to continue to adjust the modules to enhance operations. We intend to bring the modules on line in batches of four. As of the date of this report, we have brought the first four modules into commercial operation and expect to ramp up production during the second quarter. However, due to the delays and unforeseen issues in the completion of the AquaRefining production line we have experienced to date, there can be no assurance that we will not encounter additional delays and issues. In addition, since our lead recycling production line at TRIC is the first-of-its-kind, neither we nor anyone else has ever built a facility of this nature and there can be no assurance that we will not experience continuing operational delays and issues, including significant downtime from time to time, as we progress into the commercial production of AquaRefined lead. There can be no assurance that the commencement of commercial AquaRefining operations at our TRIC facility will not incur unexpected costs or hurdles that might restrict the desired scale of our intended operations or negatively impact our projected gross profit margin.

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured one US patent (US 9837689) and international patents in Korea (Korea Patent No. 10-1739414), Japan (Japan Patent No. 6173595) Australia (Australia Patent No. AU2014353227), Canada (CA 2930945), African Intellectual Property Organization (OA 17808), and South Africa (ZA 2016.04083). We also have further patent applications pending in the United States and numerous corresponding patent applications pending in 20 additional jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

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

There can be no assurance that we will be able to negotiate our key agreement with Johnson Controls on commercially reasonable terms, or at all. In February 2017, we entered into a series of agreements with Johnson Controls, including an equipment supply agreement pursuant to which, among other things, we agreed to work with Johnson Controls on the development of a program for the conversion of Johnson Controls and certain strategic partners of Johnson Controls’ existing lead smelters throughout North America, China and Europe to a lead recycling process utilizing our AquaRefining technology and equipment, know-how and services. The equipment supply agreement discusses the development of the conversion program in general terms and contemplates that the parties will enter into a definitive development program agreement that is based on the general terms set forth in the equipment supply agreement and provides more detailed terms and conditions, including the economic obligations and rights of each party. We have agreed not to license our AquaRefining technology and equipment to third parties in the aforementioned regions until such time as we and Johnson Controls have agreed on certain matters relating to the initial conversion of a Johnson Controls facility. Johnson Controls and we have agreed to use good faith, commercial best-efforts to conclude the discussion and negotiation of the development program agreement no later than April 30, 2019, and to enter into a definitive development program agreement no later than June 30, 2019. The equipment supply agreement may be terminated by either party upon 60 days’ prior written notice if the parties have not entered into the development program agreement by June 30, 2019. There can be no assurance that we will be able to negotiate and conclude a definitive development program agreement with Johnson Controls on commercially reasonable terms, or at all.

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. A month later, the price per tonne increased back up to $1,801 per tonne; the price per tonne was $2,411 on March 31, 2018. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

Risks Related to Owning Our Common Stock

Securities class action lawsuits and shareholder derivative lawsuit are pending against us and could have a material adverse effect on our business, results of operations and financial condition. Eight putative class action lawsuits and shareholder derivative lawsuit are pending against us and certain of our directors and officers. These lawsuits may divert financial and management resources that would otherwise be used to benefit our operations. Although we deny the material allegations in the lawsuits and intend to defend ourselves vigorously, defending the lawsuits could result in substantial costs. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse effect on our results of operations and financial condition. In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action and shareholder derivative lawsuits. Such litigation could divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations and financial condition.

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

Shares eligible for future sale may adversely affect the market for our common stock. Of the 28,694,210 shares of our common stock outstanding as of the date of this report, approximately 25,699,794 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, in August 2016, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of 3,711,872 shares of restricted common stock sold to Interstate Battery in May 2016, including 3,009,625 shares of common stock issuable to Interstate Battery upon exercise of its warrants and conversion of its convertible note, and in February 2017, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of the 939,005 shares of restricted common stock we sold to Johnson Controls in February 2017. Both registration statements were declared effective by the SEC and the shares registered thereunder are eligible for sale without restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

Item 6.     Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.1*	Executive Employment Agreement dated April 12, 2018 between Francis Knuettel II and Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 12, 2018.

10.2	Amendment to the Equipment Supply Agreement dated April 16, 2018 between the Registrant and Johnson Controls Battery Group, Inc.	Filed electronically herewith.

10.3*	Separation Agreement and Release dated April 19, 2018 between the Registrant and Stephen Clarke	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 19, 2018.

10.4	Letter Agreement dated May 2, 2018 between David L. Kanen, Kanen Wealth Management LLC and the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 2, 2018

10.5*	Employment Agreement dated May 2, 2018, between Aqua Metals, Inc. and Stephen Cotton	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 2, 2018

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date: May 9, 2018	By:	/s/ Selwyn Mould
Selwyn Mould,
President and Chief Executive Officer

Date: May 9, 2018	By:	/s/ Thomas Murphy
Thomas Murphy,
Chief Financial Officer