Form 10-Q
period 2018-06-30
Aqua Metals, Inc.
filed 2018-08-08
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Rule 12b-2 of the Act):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 6, 2018, there were 38,779,710 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)	(Note 2)
ASSETS

Current assets
Cash and cash equivalents	$36,759	$22,793
Accounts receivable	360	882
Inventory	1,247	1,239
Prepaid expenses and other current assets	218	770
Total current assets	38,584	25,684

Non-current assets
Property and equipment, net	46,492	45,733
Intellectual property, net	1,366	1,461
Other assets	1,564	1,564
Total non-current assets	49,422	48,758

Total assets	$88,006	$74,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,692	$1,436
Accrued expenses	1,634	1,801
Deferred rent, current portion	200	192
Notes payable, current portion	347	405
Convertible note payable, current portion	2,286	-
Total current liabilities	6,159	3,834

Deferred rent, non-current portion	671	771
Asset retirement obligation	722	701
Notes payable, non-current portion	8,700	8,839
Convertible note payable, non-current portion	-	1,332
Total liabilities	16,252	15,477

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 50,000,000 shares authorized; 38,779,710 and 27,554,076 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	39	27
Additional paid-in capital	144,016	113,780
Accumulated deficit	(72,301)	(54,842)
Total stockholders’ equity	71,754	58,965

Total liabilities and stockholders’ equity	$88,006	$74,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Product sales	$483	$603	$2,209	$603

Operating cost and expense
Cost of product sales	4,600	2,531	10,036	2,531
Research and development cost	1,203	2,184	2,678	5,171
General and administrative expense	3,913	1,444	5,688	2,972
Impairment charge	-	2,411	-	2,411
Total operating expense	9,716	8,570	18,402	13,085

Loss from operations	(9,233)	(7,967)	(16,193)	(12,482)

Other income and expense
Interest expense	(719)	(408)	(1,306)	(796)
Interest and other income	25	10	42	21

Total other expense, net	(694)	(398)	(1,264)	(775)

Loss before income tax expense	(9,927)	(8,365)	(17,457)	(13,257)

Income tax expense	-	-	(2)	(2)

Net loss	$(9,927)	$(8,365)	$(17,459)	$(13,259)

Weighted average shares outstanding, basic and diluted	30,134,995	20,123,041	29,389,459	19,231,667

Basic and diluted net loss per share	$(0.33)	$(0.42)	$(0.59)	$(0.69)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,459)	$(13,259)
Reconciliation of net loss to net cash used in operating activities
Depreciation	1,566	1,387
Amortization of intellectual property	95	75
Accretion of asset retirement obligation	21	10
Fair value of warrant modification, net	402	-
Stock-based compensation	492	467
Amortization of debt discount	597	107
Amortization of deferred financing costs	42	42
Non-cash convertible note interest expense	333	298
Impairment of acquired intellectual property	-	2,411
Inventory write down	130	-
Changes in operating assets and liabilities
Accounts receivable	522	(593)
Inventory	(138)	(971)
Prepaid expenses and other current assets	552	(227)
Accounts payable	111	1,403
Accrued expenses	645	(68)
Deferred rent	(93)	(86)
Net cash used in operating activities	(12,182)	(9,004)

Cash flows from investing activities:
Purchases of property and equipment	(2,391)	(5,558)
Intellectual property related expenditures	-	(390)
Net cash used in investing activities	(2,391)	(5,948)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	28,754	10,630
Payments on notes payable	(137)	(83)
Payments on capital leases	(78)	(68)
Net cash provided by financing activities	28,539	10,479

Net increase (decrease) in cash, cash equivalents and restricted cash	13,966	(4,473)
Cash, cash equivalents and restricted cash at beginning of period	22,793	26,582

Cash, cash equivalents and restricted cash at end of period	$36,759	$22,109

	Six months ended June 30,
	2018	2017

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$146	$(478)
Change in property and equipment resulting from change in accrued expenses	$(212)	$(1,330)
Asset retirement obligation offset with asset retirement cost (property and equipment)	$-	$670
Fair value of common stock issued for intellectual property	$-	$2,149
Change in equity resulting from a change in accrued expenses	$600	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”), and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of lead recycling through its patent-pending AquaRefiningTM technology. Unlike smelting, AquaRefining is a room temperature, water-based process that emits less pollution. The Company has built its first recycling facility in Nevada’s Tahoe Regional Industrial Complex (“TRIC”) in McCarran, NV and intends to pursue the development of additional lead acid battery recycling facilities, based on the Company’s AquaRefining technology, likely through licensing or joint development arrangements. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics, in April 2017, and through March 31, 2018, substantially all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process) blocks in addition to lead compounds and plastics and in June 2018, the Company began shipping high purity lead from our AquaRefining process.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or the SEC, on March 15, 2018. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2018 except for the implementation of Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, (“ASU 2016-18”), as described below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and ASU of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and June 30, 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and June 30, 2017, as applicable have been made. The condensed consolidated balance sheet as of December 31, 2017 has been derived from our audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2017, which are included on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ended December 31, 2018.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted cash

Restricted cash was comprised of funds held in escrow at Green Bank for the purpose of paying for the construction of the lead recycling plant building in McCarran, Nevada. During 2017, the building was completed, and the funds held in escrow were dispersed.

In November 2016, the Financial Accounting Standards Board, FASB issued ASU No. 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows rather than reconciling and explaining the period-over-period change in total cash and cash equivalents (excluding restricted cash). The Company adopted this new ASU beginning January 1, 2018 using the required full retrospective approach. The adoption of this standard resulted in an increase in net cash used in investing activities of $1.1 million in the condensed consolidated statements of cash flows for the six months ended June 30, 2017. As there is no restricted cash at June 30, 2018 or December 31, 2017, there is no effect on the six-month period ending June 30, 2018. There was no restricted cash at June 30, 2017.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, or RSUs, and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following outstanding shares subject to convertible notes, stock options, RSUs and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the six months ended June 30, as indicated below.

	June 30,
Excluded potentially dilutive securities (1):	2018	2017

Convertible note - principal	702,247	702,247
Options to purchase common stock	1,583,354	908,541
Unvested restricted stock units	212,100	-
Financing warrants to purchase common stock	2,340,828	2,340,828
Total potential dilutive securities	4,838,529	3,951,616

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

Segment and geographic information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker views its operations and manages its business in one operating segment, and the Company operates in only one geographic segment.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concentration of credit risk

Revenues from the following customers each represented at least 10% of total revenue for the three and six months ended June 30, 2018 and 2017, respectively. They also represented a significant portion of our accounts receivable as of June 30, 2018 and December 31, 2017, respectively.

	Revenue		Revenue
	Three months ended June 30,		Six months ended June 30,		Accounts Receivable
	2018	2017	2018	2017	June 30, 2018	December 31, 2017

Johnson Controls Battery Group, Inc.	90.7%	94.3%	81.4%	94.3%	96.2%	95.4%
Ocean Partners USA, Inc.	4.5%	0.0%	15.2%	1.5%	0.0%	0.0%

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

In June 2018, the FASB issued ASU 2018-07 – Compensation – Stock Compensation (ASC 718) Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective on January 1, 2019 with early adoption permitted. The Company has elected to adopt ASU 2018-07 immediately. There is no impact to the Company’s financial statements upon adoption as there are currently no share-based payments to nonemployees. However, this standard will simplify the accounting for future share-based payments to nonemployees, as applicable.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2018 that are of significance or potential significance to the Company.

3. Revenue recognition

Revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Generally, this occurs with the delivery of the Company’s products, primarily hard lead, lead compounds and plastics, to customers. Sales, value add, and other taxes, if any, that are collected concurrent with revenue-producing activities are excluded from revenue as they are subsequently remitted to governmental authorities. Incidental items that are immaterial in the context of the contract are recognized as expense. Freight and shipping costs related to the transfer of the Company’s products to customers are included in revenue and cost of product sales, to the extent that the Company bears these costs. Payment on invoices is generally due within 30 days of the invoice.

The Company generates revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers. Primary components of the recycling process include sales of recycled lead consisting of lead compounds, cast hard lead and cast AquaRefined lead as well as plastics. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics, in April 2017, and through March 31, 2018, all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping lead bullion in addition to lead compounds and plastics. In June 2018, the Company began shipping high purity lead from our AquaRefining process.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Arrangements with Multiple Performance Obligations

Contracts with customers may include multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company expects that many of our contracts will continue to have a single performance obligation as the promise to transfer individual goods will not be separately identifiable from other promises in the contracts and therefore, not distinct. For contracts with multiple performance obligations, revenue will be allocated to each performance obligation based on the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling prices is based on prices charged separately to customers or expected cost-plus margin.

Revenue from products transferred to customers at a single point in time, as noted above with the delivery of the Company’s products to customers, accounted for 100% of our revenue during the three and six months ended June 30, 2018 and 2017.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

4. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Finished goods	$213	$512
Work in process	248	182
Raw materials	786	545
Total inventory	$1,247	$1,239

5. Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
Asset Class	(Years)	2018	2017

Operational equipment	3-10	$15,868	$15,457
Lab equipment	5	687	685
Computer equipment	3	191	174
Office furniture and equipment	3	326	326
Leasehold improvements	5-7	1,388	1,408
Land	-	1,047	1,047
Building	39	24,859	24,847
Asset retirement cost	20	670	670
Equipment under construction		6,435	4,552
		51,471	49,166
Less: accumulated depreciation		(4,979)	(3,433)

Total property and equipment, net		$46,492	$45,733

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2017, respectively. Equipment under construction is primarily AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.

6. Asset Retirement Obligation

ASC Topic 410-20, “Asset Retirement and Environmental Obligations, Asset Retirement Obligations” requires the recording of a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $670,000 and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three and six months ended June 30, 2018 was $11,000 and $21,000, respectively. Accretion of the ARO for the three and six months ended June 30, 2017 was $10,000.

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

7. Convertible Note Payable

The convertible note payable is with Interstate Battery Systems International, Inc. (Interstate Battery) and is comprised of the following (in thousands):

	June 30, 2018	December 31, 2017

Convertible note payable	$5,000	$5,000
Accrued interest	1,294	961
Deferred financing costs, net	(43)	(67)
Note discount	(3,965)	(4,562)

Less current portion	$2,286	-

Convertible note payable, non-current portion	$-	$1,332

The convertible note payable bears interest at 11% per annum and is due May 24, 2019. The original note discount was calculated as the allocated fair value of the warrants issued in connection with the transaction, which included the issuance of common stock, warrants and the convertible note, as well as the allocated fair value of the embedded conversion feature, subject to limitations on the absolute amount of discount attributable to the convertible notes and its allocated value. The discount is being amortized using the effective interest method over the three-year term of the note, maturing on May 24, 2019.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for the three-month periods ended March 31, June 30, September 30, 2017, December 31, 2017, March 31, 2018 and June 30, 2018. AMR has received a waiver for the minimum debt service coverage ratio covenant for the periods ending March 31, June 30, September 30, and December 31, 2017, March 31, 2018 and June 30, 2018.

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

Notes payable is comprised of the following (in thousands):

	June 30, 2018	December 31, 2017

Notes payable, current portion
Thermo Fisher Financial Service	$61	$128
Green Bank, net of issuance costs	286	277
Total notes payable, current portion	$347	$405

Notes payable, non-current portion
Thermo Fisher Financial Service	$-	$11
Green Bank, net of issuance costs	8,700	8,828
Total notes payable, non-current portion	$8,700	$8,839

The Thermo Fisher Financial Service obligations relate to capital leases. The costs associated with obtaining the Green Bank loan were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense within the condensed consolidated statements of operations over the twenty-one year life of the loan.

9. Stockholders’ Equity

Shares issued

On June 18, 2018, the Company completed a public offering of 10,085,500 shares of its common stock, at the price of $2.85 per share, for gross proceeds of $28.7 million. After the payment of underwriter discounts and offering expenses the Company received net proceeds of approximately $26.6 million.

1,072,500 shares of common stock were issued during January 2018 upon exercise of the overallotment option related to the December 2017 public offering, netting proceeds to the Company of $2.1 million.

The Company issued 65,600 shares of common stock upon vesting of Restricted Stock Units during the six months ended June 30, 2018. Additionally, the Company issued 2,034 shares of common stock pursuant to the Officers and Directors Purchase Plan during the six months ended June 30, 2018 for proceeds of $4,000.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrant modification

On June 24, 2018, the Company entered into a series of agreements (see Note 10 for details) with Interstate Battery, which modified the terms of a warrant to purchase 702,247 shares of our common stock by reducing the exercise price of the warrant from $7.12 per share to $3.33 per share and extended the expiration date of the warrant from June 24, 2018 to June 23, 2020. The expiration date had previously been extended from May 2018 to June 2018 as part of the overall negotiations. The incremental fair value resulting from this modification was calculated to be $1.0 million using the Black-Scholes-Merton Option Pricing Model with the assumptions as follows: $3.26 per share fair value on the date of modification; 2-year term; 80.2% volatility; 2.56% discount rate and 0% annual dividend rate.

The Company previously recorded $0.6 million in general and administrative expense during the year ended December 31, 2017 with the offset in accrued liabilities as an estimate of this liability. Upon modification, the Company recorded an additional $0.4 million in general and administrative expense for the three months ended June 30, 2018, relieved $0.6 million in accrued liabilities with the $1.0 million offset to additional paid-in capital.

Stock-based compensation

The stock-based compensation expense attributable to option grants was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of product sales	$47	$24	$97	$24
Research and development cost	77	73	189	160
General and administrative expense	224	209	206	283
Total	$348	$306	$492	$467

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of options granted during the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Expected stock volatility	79.5%-86.3%	71.0%-72.7%	78.4%-86.3%	70.9%-72.7%
Risk free interest rate	2.4%-2.8%	1.4%-1.7%	2.1%-2.8%	1.4%-1.8%
Expected years until exercise	2.5 - 3.5	2.5 - 3.5	2.5 - 3.5	2.5 - 3.5
Dividend yield	0%	0%	0%	0%

There were no stock option exercises during the three and six months ended June 30, 2018.

Stock option issuances

In connection with his appointment as President of the Company in May 2018, Stephen Cotton was awarded options to purchase up to 840,000 shares of the Company’s common stock. Options to purchase 420,000 common shares are exercisable over a five-year period at an exercise price of $3.00 per share. Options to purchase 210,000 common shares are exercisable over a five-year period at an exercise price of $5.00 per share and options to purchase 210,000 common shares are exercisable over a five-year period at an exercise price of $7.00 per share. The options vest in 1/36th increments during each of the first twelve months following the date of grant and thereafter the options vest in one-third increments on the second and third anniversary of the date of grant. The options issued are subject to the terms and conditions of the Company’s Amended and Restated 2014 Stock Incentive Plan (“2014 Plan) but were not issued under the 2014 Plan in reliance on with Nasdaq Rule 5635(c)(4) and therefore do not reduce the number of shares available under the 2014 Plan.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock option modification

In connection with his termination, the stock options of our former CEO were modified to extend the exercise period upon termination from 90 days to 2 years. The expense related to the modification of these stock option awards was approximately $15,000.

Restricted Stock Units

In April 2018, the Company granted 150,000 restricted stock units (RSUs) with a grant fair value of $339,000 to its Chief Financial Officer, Francis Knuettel II, as part of his employment agreement. The RSUs vest as follows: 50,000 RSUs shall vest on April 12, 2019 and, thereafter, 4,167 RSUs shall vest on a monthly basis over the next 24 months. The RSUs are subject to the terms and conditions of our Amended and Restated 2014 Stock Incentive Plan. If at any time prior to April 12, 2019 Mr. Knuettel II is terminated without Cause or resigns for Good Reason, then the 50,000 RSUs that would otherwise vest on April 12, 2019 shall vest immediately and be included as severance.

10. Commitments and Contingencies

On April 19, 2018, Stephen Clarke resigned as president and chief executive officer and as a member of the Board. Dr. Clarke’s resignation as an officer the Company was treated as a termination without cause under his employment agreement with the Company. Pursuant to his employment agreement, Dr. Clarke is entitled to one-time severance benefits that includes severance and benefits continuation expense of approximately $0.9 million paid out over a 2-year period in consideration of his execution of a customary release and separation agreement. Additionally, as noted above, Dr. Clarke was granted an extension of the exercise period of his stock options upon termination from 90 days to 2 years. The expense related to the modification of these stock option awards was approximately $15,000.

Interstate Battery Agreement commitment

Pursuant to the 2016 Interstate Battery Investor Rights Agreement, the Company had agreed to compensate Interstate Battery should either Stephen Clarke, the Company’s former chief executive officer, or Selwyn Mould, the Company’s current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company had agreed to pay Interstate Battery $2.0 million, per occurrence, if either officer is subject to a key-man event during the two years following May 18, 2016. The Company also agreed to pay Interstate Battery $2.0 million if either or both officers are subject to a key-man event during the third year following May 18, 2016. Pursuant to the Interstate Battery Investor Rights Agreement, the key-man payments are payable, at the option of the Company, in cash or shares of the Company’s common stock. Pursuant to the agreement, if Interstate Battery, in its sole and absolute discretion, agrees with the Company on mutually acceptable replacements. for Messrs. Clarke and/or Mould, as the case may be, the key man penalties shall be deemed waived by Interstate Battery.

Interstate Battery had previously raised a claim that the Company was in technical breach of a negative covenant under the Credit Agreement dated May 18, 2016 between the Company and Interstate Battery. The claimed breach related to the Company’s failure to obtain Interstate Battery’s prior written consent to its acquisition of Ebonex IPR, Ltd.

One June 24, 2018, the Company entered into a series of agreements with Interstate Battery, including an amendment to the Investor Rights Agreement. Pursuant to the amendment to the Investor Rights Agreement, Interstate Battery agreed to waive all payments under the key-man provisions of the Investor Rights Agreement with respect to the resignation of our former chief executive officer, Stephen Clarke. In addition, the parties agreed that the Company, at its option, can elect to eliminate the key-man event and all related key-man payments associated with Mr. Mould by (i) paying Interstate Battery a one-time fee of $0.5 million, payable in cash and (ii) agreeing to pay Interstate Battery $2.0 million, payable at the Company’s election in cash or shares of its common stock, should the Company’s current president, Stephen Cotton no longer serve as president of the Company during the period ending May 18, 2019. Additionally:

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	With respect to a Credit Agreement dated May 18, 2016 between the Company and Interstate Battery, Interstate Battery waived the alleged breach of the Credit Agreement based on the Company’s acquisition of Ebonex IPR, Ltd.;
●	The Company adjusted the terms of a warrant to purchase 702,247 shares of its common stock issued to Interstate Battery in May 2016, pursuant to which the exercise price of the warrant was decreased from $7.12 per share to $3.33 per share and the expiration date of the warrant was extended to June 23, 2020; and
●	Interstate Battery agreed to provide the Company with more favorable pricing and payment terms under the Supply Agreement dated May 18, 2016 pursuant to which the Company buys used lead acid batteries from Interstate Battery.

Johnson Controls Agreement Commitment

Pursuant to the Johnson Controls Investor Rights Agreement, the Company has agreed to compensate Johnson Controls should either Stephen Clarke, the Company’s former chief executive officer, or Selwyn Mould, the Company’s current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Johnson Controls $1.0 million per occurrence, if either officer is subject to a key-man event during the 18 months following February 7, 2017. The Company also agreed to pay Johnson Controls $1.0 million if either or both key-man events occur after 18 months and prior to 30 months following February 7, 2017. Pursuant to the Johnson Controls Investor Rights Agreement, the key-man payments are payable, at the option of the Company, in cash or shares of the Company’s common stock. Pursuant to the agreement, if Johnson Controls, in its sole and absolute discretion, agrees with the Company on mutually acceptable replacements. for Messrs. Clarke and/or Mould, as the case may be, the key man penalties shall be deemed waived by Johnson Controls.

Legal proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint, on behalf of a class of persons who purchased the Company’s securities between May 19, 2016 and November 9, 2017, against the Company, Stephen Clarke, Thomas Murphy and Selwyn Mould. The complaint alleges the defendants made false and misleading statements concerning the Company’s lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaint seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning the Company’s lead recycling operations contained in, or incorporated by reference in, the Company’s Registration Statement on Form S-3 filed in connection with its November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The amended consolidated complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. The Company denies that the claims in the complaint have any merit and it intends to vigorously defend the action.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against the Company and certain of its current and former executive officers and directors, Stephen R. Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-00201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation staying the action until 30 days after a decision on the Company’s anticipated motion to dismiss the amended consolidated complaint in the class action described above. The Company denies that the claims in the shareholder derivative action have any merit and it intends to vigorously defend the action.

The Company is not party to any other legal proceedings. The Company may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As its growth continues, the Company may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect its future financial position, results of operations or cash flows.

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

General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of lead recycling through its novel, proprietary and patented AquaRefining™ technology. AquaRefining is a near room temperature, water and organic acid-based process that greatly reduces environmental emissions. We believe our suite of patented and patent pending AquaRefining technologies, which includes advancements in battery breaking and separation, electrolyte digestion and management, and modular electrolyzer systems yielding very high purity lead, will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the construction of our initial lead acid battery (“LAB”) recycling facility at TRIC, McCarran, Nevada (“TRIC” or Tahoe-Reno Industrial Center) and commercializing the AquaRefining process.

We completed the construction of our first LAB recycling facility at TRIC and commenced production during the first quarter of 2017. The TRIC facility is designed to produce recycled lead, consisting of high purity AquaRefined lead, lead bullion, alloys (for specific applications in batteries) and plastics derived from LABs. We commenced the shipment of products for sale, consisting of lead compounds, metallic lead and plastics, in April 2017 and through March 31, 2018 all revenue was derived from the sale of interim products. In April 2018, we began shipping cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process) blocks in addition to lead compounds and plastics and in June 2018, we began shipping high purity lead made solely from our AquaRefining process.

By December 2017, we had installed 16 AquaRefining modules at TRIC. However, we encountered technical issues, the largest of which was moving lead from the AquaRefiners to the conveyor belts, which required the retrofitting of all 16 modules. As of the date of this report, we have largely completed the retrofit of all 16 modules for the aforementioned issue and are addressing other issues discovered during the ramp in operations. Based on additional learning as we run the first four modules, we expect to make further enhancements to improve operations as we continue to experience performance and production issues that prevent us from running the four modules on a continuous basis, including but not limited to the need to periodically take individual AquaRefiners offline to address design issues we have discovered, insufficient levels of AquaRefined concentrate, mechanical breakdowns in the AquaRefining process as we ramp the tonnage of lead being produced and personnel turnover in the highly competitive TRIC region. While we believe that we have solutions to all of these issues, which we expect to introduce as the items are completed, these types of issues have slowed the expected ramp in our production output and we cannot be certain when we will achieve continuous operation of the first set of modules or the entire plant. We have also chosen to reduce production to conserve cash while we address these issues.

Upon achieving continuous (i.e., 24 hours per day, seven days per week) operations with four modules and completing further infrastructure and operational improvements in the facility intended to result in positive contribution margin for AquaRefined lead product, we will then scale the plant and bring additional modules on line. Ultimately, our goal is to operate all 16 modules running on a continuous basis, however we have decided that the initial operation of fewer modules continuously will allow us to reach full scale operations in a more cost-effective manner. In addition, we believe this operational strategy will allow us to synchronize the remaining components of the plant in support of increased AquaRefining. Once we are satisfied with the operation of the first four modules and the supporting infrastructure, additional modules will be brought into production. This process will be repeated until full production is reached with all 16 modules. However, due to the delays and unforeseen operational issues we have experienced to date, there can be no assurance that we will be able to overcome the current production and performance issues in a timely manner or that we will not encounter additional delays and issues.

Since January 1, 2018, we have engaged in the following non-routine transactions:

Amendments of Interstate Battery agreements. On June 24, 2018, we entered into a series of agreements with Interstate Battery International, Inc. and its wholly-owned subsidiary (“Interstate Battery”), including an amendment to the Investor Rights Agreement dated May 18, 2016 with Interstate Battery pursuant to which, among other things, we agreed to compensate Interstate Battery should either Stephen Clarke, our former chief executive officer, or Selwyn Mould, our current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to our company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). Pursuant to the Investor Rights Agreement, we agreed to pay Interstate Battery $2,000,000, per occurrence, if either officer is subject to a key-man event during the two years following May 18, 2016. We also agreed to pay Interstate Battery $2,000,000 if either or both officers are subject to a key-man event during the third year following May 18, 2016. Pursuant to the amendment to the Investor Rights Agreement, Interstate Battery agreed to waive all payments under the key-man provisions of the Investor Rights Agreement with respect to the resignation of our former chief executive officer, Stephen Clarke. In addition, the parties agreed that we, at our option, can elect to eliminate the key-man event and all related key-man payments associated with Mr. Mould by (i) paying Interstate Battery a one-time fee of $0.5 million, payable by us in cash and (ii) agreeing to pay Interstate Battery $2.0 million, payable at our election in cash or shares of our common stock, should our current president, Stephen Cotton no longer serve as our president during the period ending May 18, 2019. Additionally:

●	With respect to a Credit Agreement dated May 18, 2016 between us and Interstate Battery, Interstate Battery waived the alleged breach of the Credit Agreement based on our acquisition of Ebonex IPR, Ltd.;
●	We adjusted the terms of a warrant to purchase 702,247 shares of its common stock issued to Interstate Battery in May 2016, pursuant to which the exercise price of the warrant was decreased from $7.12 per share to $3.33 per share and the expiration date of the warrant was extended to June 23, 2020; and
●	Interstate Battery agreed to provide us with more favorable pricing and payment terms under the Supply Agreement dated May 18, 2016 pursuant to which we buy used lead acid batteries from Interstate Battery.

Public Offering. On June 18, 2018, we completed a public offering of 10,085,500 shares of our common stock, at the price of $2.85 per share, for gross proceeds of $28.7 million. After the payment of underwriter discounts and offering expenses we received net proceeds of approximately $26.6 million.

In January 2018, we issued 1,072,500 shares of common stock upon exercise of the overallotment option related to the December 2017 public offering, netting proceeds to us of $2.1 million.

Settlement of Proxy Contest. In connection with our 2018 annual meeting of stockholders, pursuant to a settlement agreement dated May 2, 2018 between us and David L. Kanen and Kanen Wealth Management LLC, we and Kanen agreed to settle the proxy contest, and Kanen withdrew his slate of opposition candidates. In connection with the settlement agreement, our board agreed to appoint Stephen Cotton, our former chief commercial officer, as our president effective May 9, 2018. Pursuant to the Settlement Agreement, we and Kanen have agreed to settle the proxy contest, and Kanen has withdrawn his slate of opposition candidates, on the following terms:

●	The Board is expanded to six (6) members and until the earlier of (x) May 2, 2020 and (y) such date on which the Kanen no longer, directly or indirectly, beneficially owns at least 4.0% of our outstanding common stock (the earlier of such, the “Nomination Right Expiration Date”), Kanen shall have the right to submit to the Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) two (2) nominees (“Kanen Nominees”) for inclusion as Board-recommended director candidates with respect to each annual meeting of our stockholders held prior to the Nomination Right Expiration Date;
●	The Board agrees to appoint Steve Cotton, our former chief commercial officer, as our President, to serve in such capacity commencing May 9, 2018;
●	David L. Kanen is granted board observation rights through our 2019 annual meeting of stockholders, subject to Mr. Kanen’s execution of and compliance with a customary confidentiality agreement and adherence to our insider trading policies applicable to Board members generally.

Subsequent to the agreement to end the proxy contest and in conformance with the terms of the Settlement Agreement:

●	Kanen has submitted, the Board has nominated, and the shareholders have approved the appointment of Mr. S. Shariq Yosufzai (retired executive Chevron and Texaco) and Mr. Sushil (“Sam”) Kapoor (retired Chief Global Operations Officer of Equinix, Inc.) as the Kanen Nominees;
●	Mr. Yosufzai has been appointed to serve as non-executive Chairman and lead independent director of the Board;
●	Mr. Yosufzai has been added to the Nominating Committee and Mr. Kapoor has been added to the Compensation Committee of the Board;
●	The Board has formed a four-member CEO succession committee (“CEO Succession Committee”) and Messrs. Yosufzai and Kapoor have been appointed to such committee joining Messrs. Divito and Stevenson.

2018 Annual Meeting: On June 12, 2018, our 2018 annual meeting was held and our stockholders voted to elect S. Shariq Yosufzai, Vincent L. DiVito, Mark Slade, Mark Stevenson, Eric Prouty, and Sam Kapoor to our board.

Plan of Operations

Our plan of operations for the 12-month period following the date of this report, in the event that we have successfully operated the first four modules and made other infrastructure upgrades referenced above, is to complete the commercial roll-out of all 16 AquaRefining modules installed at TRIC and to ramp up the production of AquaRefined lead.

In parallel with our efforts to commercialize our existing AquaRefining operations, our 12-month plan of operations also includes our proposal to license our technology, either through a co-processing arrangement whereby we operate our technology in conjunction with an existing smelter or our licensee operates directly utilizing our technology, and provide planning, engineering, technical assistance, equipment and other services in support of the addition of an AquaRefining facility to a battery recycling facility owned by Johnson Controls. This proposed work is expected to produce a blueprint for further additions of AquaRefining facilities under a proposed definitive development agreement with Johnson Controls pursuant to which we will collaborate with Johnson Controls for the conversion of Johnson Controls’ and certain strategic partners of Johnson Controls existing lead smelters to a lead recycling process utilizing our proprietary AquaRefining technology and equipment, know-how and services. However, there can be no assurance that we will be able to conclude a definitive development agreement with Johnson Controls on terms that benefit us, if at all.

Our 12-month plan of operations includes the pursuit and evaluation of additional strategic relationships and the licensing of our technology and the provision of equipment and services to other potential strategic partners. There can be no assurance that we will be able to acquire the necessary funding, if necessary, on commercially reasonable terms or at all to effect any of these additional partnerships in the future. There can also be no assurance we will be able to conclude the proposed development agreement with Johnson Controls by April 2019.

Results of Operations

During the second quarter of 2017, we began shipments of lead compounds and plastics to customers. During the second quarter of 2018, we began shipments of lead bullion in addition to lead compounds and plastics to customers. The following table summarizes results of operations with respect to the items set forth below for the three and six months ended June 30, 2018 and 2017 together with the percentage change in those items (in thousands).

	Three months ended June 30,				Six months ended June 30,
			Favorable	%			Favorable	%
	2018	2017	(Unfavorable)	Change	2018	2017	(Unfavorable)	Change

Product sales	$483	$603	$(120)	19.9%	$2,209	$603	$1,606	266.3%
Cost of product sales	4,600	2,531	(2,069)	81.7%	10,036	2,531	(7,505)	296.5%
Research and development cost	1,203	2,184	981	44.9%	2,678	5,171	2,493	48.2%
General and administrative expense	3,913	1,444	(2,469)	171.0%	5,688	2,972	(2,716)	91.4%
Impairment charge	-	2,411	2,411	0.0%	-	2,411	2,411	0.0%
Total operating expense	$9,716	$8,570	$(1,146)	13.4%	$18,402	$13,085	$(5,317)	40.6%

As mentioned above, product sales, consisting of lead compounds and plastics, began in April 2017. Cost of product sales consists of all operating costs incurred at our McCarran facility following the commencement of product sales. Costs incurred at the McCarran facility prior to commencement of sales were included in research and development costs. Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. Sales during the three and six months ended June 30, 2017 included two-month’s worth of operations whereas 2018 included the entire three and six-month periods at a higher level of operations. At June 30, 2017, we had 46 employees in the TRIC facility and we focused on starting commercial operations. At June 30, 2018, we had 60 employees at TRIC and are focused on our recycling lead operations, hiring for multiple shifts as well as continuing to commission various processes within the plant, all of which is included in cost of product sales.

Revenue for the three months ended June 30, 2018 declined as compared to the three months ended June 30, 2017 due to the shift in our focus to AquaRefining. Prior to the shift, including during the three months ended March 31, 2018, we ran the balance of the plant at a high level to pressure test the non-AquaRefining infrastructure and sold the constituent components of LABs with little or no additional processing.

Taken together, our cost of product sales and research and development expenses rose for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. This year over year increase can be attributed to a number of items, including but not limited to the cost of filling the AquaRefining system with electrolyte for our AquaRefining process, greater loss of electrolyte in the process than we expect to achieve following certain process improvements expected to be brought online over the next 6-12 months, increase in maintenance costs as we continue to adjust the modules as we increase operating time and hiring and training of personnel to run continuous operations of all 16 modules in advance of reaching continuous operations.

Research and development cost included TRIC operating cost prior to the commencement of product sales, including cost incurred to prepare our TRIC plant for operations. During the three and six months ended June 30, 2018, research and development costs decreased by 45% and 48%, respectively, over the comparable period in 2017. The decline in research and development expense in the three and six-month periods ended June 30, 2018 as compared to the prior year period is primarily associated with the cost of the TRIC facility being included in cost of product sales rather than research and development subsequent to the commencement of product sales during the second quarter of 2017.

General and administrative expense has increased for the three and six-month period ended June 30, 2018 versus June 30, 2017, primarily due to increased legal fees associated with shareholder lawsuits and legal, proxy and solicitation fees associated with the efforts to address activist investors, $0.9 million severance for our former chief executive officer, as well as a net $0.4 million noncash charge associated with modifying a warrant for 702,247 shares of common stock in connection with our settlement agreement with Interstate Battery (see Note 9 in the condensed consolidated financial statements for a more detailed description).

In April 2017, we acquired all of the capital shares of Ebonex IPR Limited for consideration of $2.5 million, consisting of cash, transaction costs and 123,776 shares of our common stock. The principal asset of Ebonex IPR Limited consisted of a patent portfolio with an independent fair value of $0.1 million. Included in the purchase were certain fixed assets that have been determined by management to have no immediate value and were not considered in the valuation of Ebonex IPR. Due to the fair value of the patent portfolio being significantly less than total consideration, the early development stage of the technology acquired and the uncertainties inherent in research and development, we recorded a non-cash impairment charge of $2.4 million for the period ended June 30, 2017.

The following table summarizes our other income and interest expense for the three and six months ended June 30, 2018 and 2017 together with the percentage change in those items (in thousands).

	Three months ended June 30,				Six months ended June 30,
			Favorable	%			Favorable	%
	2018	2017	(Unfavorable)	Change	2018	2017	(Unfavorable)	Change
Other (expense) income

Interest expense	(719)	(408)	$(311)	76.2%	(1,306)	(796)	$(510)	64.1%
Interest and other income	25	10	$15	150.0%	42	21	$21	100.0%

Interest during the three and six months ended June 30, 2018 relates primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million notes payable, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Green Bank.

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

Liquidity and Capital Resources

As of June 30, 2018, we had total assets of $88.0 million and working capital of $32.4 million.

The following table summarizes our cash used in operating, investing and financing activities (in thousands):

	Six months ended June 30,
	2018	2017

Net cash used in operating activities	(12,182)	(9,004)
Net cash used in investing activities	(2,391)	(5,948)
Net cash provided by financing activities	28,539	10,479

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 was $12.2 million and $9.0 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and the impairment charge as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $2.4 million and $5.9 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build out of our TRIC recycling facility in Nevada.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2018 consisted of $26.6 million net proceeds from our June 2018 public offering and $2.1 million net proceeds from underwriters’ exercise, in January 2018, of their overallotment option related to our December 2017 public offering. Net cash provided by financing activities for the six months ended June 30, 2017 consists of $10.5 million net proceeds from the issuance of common stock to Johnson Controls. These increases are partially offset by principle payments against our capital leases and debt repayments.

As of the date of this report, we believe that our working capital is sufficient to fund the commissioning and commencement of commercial operations of at least 16 AquaRefining modules and our commercial operations at TRIC through, at least, August 2019, assuming the successful commercial rollouts of the 16 AquaRefining modules. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, to work with Johnson Controls on equipment integration and licensing to third parties, to fund working capital needs related to the ramp-up of our operations and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, Aqua Metals Reno, or AMR, was not in compliance with its the minimum debt service coverage ratio covenant on its load from Green Bank as of the fiscal quarter end between March 31, and June 30, 2018. AMR received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan. In addition, a failure by Green Bank to provide us with the required waiver could also constitute a default under our $5 million loan with Interstate Battery and allow it to accelerate the payment of all amounts thereunder.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against us, Stephen. Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint, on behalf of a class of persons who purchased our securities between May 19, 2016 and November 9, 2017, against us, Stephen Clarke, Thomas Murphy and Selwyn Mould. The complaint alleges the defendants made false and misleading statements concerning our lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaint seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with our November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The amended consolidated complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. We deny that the claims in the complaint have any merit and we intend to vigorously defend the action.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against us and certain of our current and former executive officers and directors, Stephen R. Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-00201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation staying the action until 30 days after a decision on our anticipated motion to dismiss the amended consolidated complaint in the class action described above. We deny that the claims in the shareholder derivative action have any merit and we intend to vigorously defend the action.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before purchasing our common stock, you should read and consider carefully the following risk factors as well as all other information contained in this report, including our consolidated financial statements and the related notes. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial, which could also impair our business and financial position. If any of the events described below were to occur, our financial condition, our ability to access capital resources, our results of operations and/or our future growth prospects could be materially and adversely affected and the market price of our common stock could decline. As a result, you could lose some or all of any investment you may make in our common stock.

Risks Relating to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through June 30, 2018, we generated a total of $4.3 million of revenue, all of which was derived from the sale of lead compounds, plastics and a minor amount of lead bullion (including Aqua Refined lead). To date, our operations have consisted of the development and testing of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we bring those LAB recycling operations online. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

●	the timing and success of our plan of commercialization and the fact that we continue to experience delays in completing our LAB recycling operations at TRIC;

●	our ability to bring modules online and ramp up production on a commercial scale and the fact that we continue to experience performance and production issues that prevent us from running our initial modules on a continuous basis;

●	our ability to profitably operate our AquaRefining process on a commercial scale;

●	our ability to realize the expected benefits of our strategic partnership with Johnson Controls;

●	our ability to procure LABs in sufficient quantities at competitive prices; and

●	our ability to receive proper certification from and meet the requirements of our customers regarding the purity of our AquaRefined lead.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our business is dependent upon on our successful implementation of novel and unproven technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in our lead recycling operations are widely used and proven, the AquaRefining component of our lead recycling operations is largely novel and unproven. While we have shown that our proprietary technology can produce AquaRefined lead on a small scale, we have only recently completed, and put into limited operation, the processes that we believe will support the production of AquaRefined lead on a commercial scale. Further, as we complete our AquaRefining production line, we continue to encounter unforeseen complications that have delayed the installation and commissioning of our AquaRefining modules and the integration of our AquaRefining process with the traditional lead recycling operations. For example, we most recently had to develop special processes and equipment to deal with an unexpected development in the form of “sticky lead,” whereby the AquaRefined lead produced by our electrolyzers stuck to the AquaRefining modules’ exit chute and failed to exit without manual intervention. As of the date of this report, we have substantially completed the retrofit of all 16 modules for this particular issue and have begun to bring modules into commercial operation, however we continue to experience performance and production issues that prevent us from running the initial four modules on a continuous basis. There can be no assurance that we will be able to overcome these production and performance issues in a timely manner or that we will not encounter additional unforeseen complications that will cause further delays in our planned commercial roll-out of all 16 AquaRefining modules installed at TRIC and to ramp up the production of AquaRefined lead.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of June 30, 2018, we had total cash of $36.8 million and working capital of $32.4 million, which includes the net proceeds from our June 2018 public offering. As of the date of this report, we believe that we have working capital sufficient to fund the commercial roll-out of the initial 16 AquaRefining modules at TRIC. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, to work with Johnson Controls on equipment integration and licensing to third parties, to fund working capital needs related to the ramp-up of our operations and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. There can also be no assurance we will be able to conclude the proposed development agreement with Johnson Controls. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Green Bank for approximately $9.6 million and Interstate Battery for approximately $6.3 million, all of which is secured by liens on substantially all of our assets. The credit agreements governing such indebtedness contain covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. In addition, any default under one credit agreement could lead to an acceleration of debt under the other credit agreement pursuant to cross-acceleration or cross-default provisions. If the debt under either credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Green Bank and Interstate Battery is secured by substantially all of our assets, a default under either credit facility could enable the debtholder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

In the event of the acceleration of either the Interstate Battery or Green Bank loans, we will need additional financing to satisfy our obligations under the loans, which additional financing may not be available on reasonable terms or at all. As noted above, as of the date of this report, we are indebted to Green Bank for approximately $9.6 million and Interstate Battery for approximately $6.3 million. The credit agreements governing such indebtedness contain various affirmative and negative covenants and if we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. In addition, any default under one credit agreement could lead to an acceleration of debt under the other credit agreement pursuant to cross-acceleration or cross-default provisions. If the debt under either credit agreement is accelerated, we may not have sufficient funds to make the accelerated payments, in which case we would be required to seek additional funds through various financing sources, most likely through the sale of our equity or debt securities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Further, any sale of our equity or equity-linked securities will result in additional dilution to our stockholders.

Our outstanding debt may make it difficult for us obtain additional financing using our future operating cash flow. We currently have a substantial amount of indebtedness, including approximately $9.6 million owed to Green Bank and approximately $6.3 million owed to Interstate Battery as of the date of this report. Such indebtedness could limit our ability to borrow additional funds to fund operations or expansion or increase the cost of any such borrowing, or both. Our inability to conduct additional debt financing could:

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

Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead through a novel and unproven technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead in commercial quantities other than by way of smelting. In addition, our lead recycling production line at TRIC is the first-of-its-kind and neither we nor anyone else has ever successfully built a production line that commercially recycles LABs without smelting. While we have commenced limited lead recycling operations at our TRIC facility, through March 31, 2018 all of our revenues have been derived from the sale of lead compounds and plastics. We began shipments of lead bullion, which included AquaRefined lead in April 2018. In addition to the general risks associated with a novel and unproven technology, our business model is subject to a number of related risks, including:

●	our ability to acquire sufficient quantities of used LABs at competitive prices;

●	our ability to produce AquaRefined lead that is priced competitively with lead produced by traditional smelting;

●	our ability to produce AquaRefined lead on a commercial scale and at an adequate gross profit; and

●	our ability to sell our AquaRefined lead at prices and in quantities that provide an adequate net profit from operations.

Further, there can be no assurance that we will be able to produce AquaRefined lead in commercial quantities at a cost of production that will provide us with an adequate profit margin. The uniqueness of our AquaRefining process and our production line at TRIC presents potential risks associated with the development of a business model that is untried and unproven. As of the date of this report, we have begun to bring our AquaRefining modules into commercial operation, however we continue to experience performance and production issues. There can be no assurance that we will be able to overcome these production and performance issues in a timely manner or that we will not encounter additional unforeseen complications that will cause further delays in our planned commercial roll-out of our AquaRefining modules and the ramp up the production of AquaRefined lead.

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

Even if we are successful in recycling lead using our processes, there can be no assurance that the AquaRefined lead will meet the certification and purity requirements of our potential customers. A key component of our business plan is to produce recycled lead through our AquaRefining process of the highest purity (at least 99.99% pure lead), which we refer to as AquaRefined lead. We believe that our AquaRefined lead will provide us with the revenue premium over the market price of lead on the London Metal Exchange, or LME, and, more importantly, our ability to produce AquaRefined lead will be vital to confirming the efficacy and relevancy of our proprietary technology. Our customers will require that our AquaRefined lead meet certain minimum purity standards and, in all likelihood, require independent assays to confirm the lead’s purity. As of the date of this report, we have produced limited quantities of AquaRefined lead. However, we have not produced AquaRefined lead in commercial quantities and there can be no assurance that we will be able to do so or, if we are able to produce AquaRefined lead in commercial quantities, that such lead will meet the required purity standards of our customers. If we are unable to commercially produce AquaRefined lead that meets the purity standards established by our customers, our entire business plan may be invalidated and you may suffer the loss of your entire investment.

While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees. As of the date of this report, our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs and we have only recently commenced the limited production of lead bullion, which included AquaRefined lead in April 2018. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. There can be no assurance that the commencement of commercial production of AquaRefined lead at our TRIC facility will not incur unexpected costs or setbacks that might restrict the desired scale of our intended operations or that we will be to produce AquaRefined lead in commercial quantities at a cost of production that will provide us with an adequate profit margin.

We have completed the construction of our initial LAB recycling facility at TRIC, however we have been delayed in the completion of our lead recycling operations at TRIC and we may encounter further delays. We completed the construction of our initial LAB recycling facility at TRIC in August 2016 and commenced the limited production of recycled lead in the first quarter of 2017. However, as of the date of this report, our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs and we only recently commenced the limited commercial production of AquaRefined lead. As of December 2017, we had installed 16 AquaRefining modules. However, we encountered an issue which required the retrofitting of all 16 modules. As of the date of this report, we have substantially completed the retrofit of all 16 modules for this particular issue and have brought the first four modules into commercial operation, however we continue to experience performance and production issues that prevent us from running the initial four modules on a continuous basis. There can be no assurance that we will be able to overcome these production and performance issues in a timely manner. In addition, since our lead recycling production line at TRIC is the first-of-its-kind, neither we nor anyone else has ever built a facility of this nature and there can be no assurance that we will not experience additional operational delays and issues, including significant downtime from time to time, as we progress into the commercial production of AquaRefined lead. There can be no assurance that the commencement of commercial AquaRefining operations at our TRIC facility will not incur unexpected costs or hurdles that might restrict the desired scale of our intended operations or negatively impact our projected gross profit margin.

Our business may be negatively affected by labor issues and higher labor costs. Our ability to maintain our workforce depends on our ability to attract and retain new and existing employees. As of the date of this report, none of our employees are covered by collective bargaining agreements and we consider are labor relations to be acceptable. However, we could experience workforce dissatisfaction which could trigger bargaining issues, employment discrimination liability issues as well as wage and benefit consequences, especially during critical operation periods. We could also experience a work stoppage or other disputes which could disrupt our operations and could harm our operating results. In addition, legislation or changes in regulations could result in labor shortages and higher labor costs. There can be no assurance that we may not experience labor issues that negatively impact our operations or results of operations.

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured one US patent (US 9837689) and international patents in Korea (Korea Patent No. 10-1739414), Japan (Japan Patent No. 6173595), China (CN 105981212), Australia (Australia Patent No. AU2014353227), Canada (CA 2930945), African Intellectual Property Organization (OA 17808), Mexico (MX357027), and South Africa (ZA 2016.04083). We also have received further allowances for a patent in Australia and Korea and have patent applications pending in the United States and numerous corresponding patent applications pending in 20 additional jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

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

We may experience significant fluctuations in raw material prices and the price of our principal product, either of which could have a material adverse effect on our liquidity, growth prospects and results of operations. Used LABs are our primary raw material and we believe that in recent years the cost of used LABs has been volatile at times. In addition, we believe that the cost of used LABs can be seasonal, with prices trending lower in the winter months (as automobile owners increase their purchase of new LABs, thereby putting a greater number of used LABs on the market) and trend higher in the spring (as the purchase of new LABs, and supply of used LABs, decreases). Our principal product, recycled lead, has also experienced price volatility from time to time as well. For example, the market price of lead on the LME during 2017 ranged from approximately $2,000 to $2,600 per tonne. While we intend to pursue supply and tolling arrangements as appropriate to offset any price volatility, the volatile nature of prices for used LABs and recycled lead could have an adverse impact on our liquidity, growth prospects and results of operations.

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. A month later, the price per tonne increased back up to $1,801 per tonne; the price per tonne was $2,430 on June 29, 2018. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

Risks Related to Owning Our Common Stock

A securities class action lawsuit and shareholder derivative lawsuit are pending against us and could have a material adverse effect on our business, results of operations and financial condition. A putative consolidated class action lawsuit and shareholder derivative lawsuit are pending against us and certain of our directors and officers. These lawsuits may divert financial and management resources that would otherwise be used to benefit our operations. Although we deny the material allegations in the lawsuits and intend to defend ourselves vigorously, defending the lawsuits could result in substantial costs. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse effect on our results of operations and financial condition. In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action and shareholder derivative lawsuits. Such litigation could divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations and financial condition.

We maintain director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we are responsible for meeting certain deductibles under the policies and, in any event, we cannot assure you that the insurance coverage will adequately protect us from claims made. Further, as a result of the pending litigation the costs of insurance may increase and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors.

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

We will remain an “emerging growth company until 2020, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1.07 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

Shares eligible for future sale may adversely affect the market for our common stock. Of the 38,779,710 shares of our common stock outstanding as of the date of this report, approximately 34,939,669 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, in August 2016, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of 3,711,872 shares of restricted common stock sold to Interstate Battery in May 2016, including 3,009,625 shares of common stock issuable to Interstate Battery upon exercise of its warrants and conversion of its convertible note, and in February 2017, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of the 939,005 shares of restricted common stock we sold to Johnson Controls in February 2017. Both registration statements were declared effective by the SEC and the shares registered thereunder are eligible for sale without restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on For S-1 filed on June 9, 2015.

10.1*	Executive Employment Agreement dated April 12, 2018 between Francis Knuettel II and Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 12, 2018

10.2	Amendment to the Equipment Supply Agreement dated April 16, 2018 between the Registrant and Johnson Controls Battery Group, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2018

10.3*	Separation Agreement and Release dated April 19, 2018 between the Registrant and Stephen Clarke	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 19, 2018

10.4	Letter Agreement dated May 2, 2018 between David L. Kanen, Kanen Wealth Management LLC and the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 2, 2018

10.5*	Employment Agreement dated May 2, 2018, between Aqua Metals, Inc. and Stephen Cotton	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 2, 2018

10.6	Amendment No. 1 to Omnibus Amendment Agreement dated August 6, 2018 between the Registrant and Interstate Batteries Recycling, LLC	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	August 8, 2018	By:	/s/ Stephen Cotton
Stephen Cotton,
President

Date:	August 8, 2018	By:	/s/ Francis Knuettel II
Francis Knuettel II,
Chief Financial Officer

