Form 10-Q
period 2018-09-30
Aqua Metals, Inc.
filed 2018-11-07
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-37515

Aqua Metals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1169572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

2500 Peru Dr.

McCarran, NV 89437

(Address of principal executive offices, including zip code)

(510) 479-7635

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Rule 12b-2 of the Act):

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

As of November 6, 2018, there were 38,932,437 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$28,772	$22,793
Accounts receivable	861	882
Inventory	1,089	1,239
Prepaid expenses and other current assets	322	770
Total current assets	31,044	25,684

Non-current assets
Property and equipment, net	46,411	45,733
Intellectual property, net	1,318	1,461
Other assets	1,574	1,564
Total non-current assets	49,303	48,758

Total assets	$80,347	$74,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,874	$1,436
Accrued expenses	2,020	1,801
Deferred rent, current portion	203	192
Notes payable, current portion	323	405
Convertible note payable, current portion	3,029	-
Total current liabilities	7,449	3,834

Deferred rent, non-current portion	644	771
Asset retirement obligation	733	701
Notes payable, non-current portion	8,669	8,839
Convertible note payable, non-current portion	-	1,332
Total liabilities	17,495	15,477

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 50,000,000 shares authorized; 38,779,710 and 27,554,076 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	39	27
Additional paid-in capital	144,377	113,780
Accumulated deficit	(81,564)	(54,842)
Total stockholders’ equity	62,852	58,965

Total liabilities and stockholders’ equity	$80,347	$74,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Product sales	$1,169	$589	$3,378	$1,192

Operating cost and expense
Cost of product sales	6,453	3,140	16,489	5,671
Research and development cost	967	1,367	3,645	6,538
General and administrative expense	2,174	1,925	7,862	4,897
Impairment charge	-	-	-	2,411
Total operating expense	9,594	6,432	27,996	19,517

Loss from operations	(8,425)	(5,843)	(24,618)	(18,325)

Other income and expense
Interest expense	(919)	(454)	(2,225)	(1,250)
Interest and other income	81	7	123	28

Total other expense, net	(838)	(447)	(2,102)	(1,222)

Loss before income tax expense	(9,263)	(6,290)	(26,720)	(19,547)

Income tax expense	-	-	(2)	(2)

Net loss	$(9,263)	$(6,290)	$(26,722)	$(19,549)

Weighted average shares outstanding, basic and diluted	38,779,710	20,265,020	32,553,939	19,732,372

Basic and diluted net loss per share	$(0.24)	$(0.31)	$(0.82)	$(0.99)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(26,722)	$(19,549)
Reconciliation of net loss to net cash used in operating activities
Depreciation	2,354	2,149
Amortization of intellectual property	143	118
Accretion of asset retirement obligation	32	21
Fair value of warrant modification, net	402	-
Stock-based compensation	853	592
Amortization of debt discount	1,152	206
Amortization of deferred financing costs	64	63
Non-cash convertible note interest expense	509	456
Impairment of acquired intellectual property	-	2,411
Loss on sale of equipment	10	-
Inventory write down	179	-
Changes in operating assets and liabilities
Accounts receivable	21	(577)
Inventory	(29)	(1,159)
Prepaid expenses and other current assets	448	150
Accounts payable	483	1,152
Accrued expenses	827	773
Deferred rent	(116)	(132)
Net cash used in operating activities	(19,390)	(13,326)

Cash flows from investing activities:
Purchases of property and equipment	(3,057)	(6,618)
Other assets	(10)	-
Intellectual property related expenditures	-	(436)
Net cash used in investing activities	(3,067)	(7,054)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	28,754	11,556
Payments on notes payable	(206)	(133)
Payments on capital leases	(112)	(102)
Net cash provided by financing activities	28,436	11,321

Net increase (decrease) in cash, cash equivalents and restricted cash	5,979	(9,059)
Cash, cash equivalents and restricted cash at beginning of period	22,793	26,582

Cash, cash equivalents and restricted cash at end of period	$28,772	$17,523

	Nine months ended September 30,
	2018	2017
Non-cash financing activities
Capital lease	$38	$-
Total non-cash financing activities	$38	$-

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$(45)	$(344)
Change in property and equipment resulting from change in accrued expenses	$(8)	$(702)
Asset retirement obligation offset with asset retirement cost (property and equipment)	$-	$670
Fair value of common stock issued for intellectual property	$-	$2,149
Change in equity resulting from a change in accrued expenses	$600	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of lead recycling through its patented and patent-pending AquaRefiningTM technology. Unlike smelting, AquaRefining is a room temperature, water-based process that emits less pollution than smelting, the traditional method of lead recycling. The Company has built its first recycling facility in Nevada’s Tahoe Regional Industrial Complex (“TRIC”) in McCarran, Nevada and intends to pursue the development of additional lead acid battery recycling facilities based on the Company’s AquaRefining technology, likely through licensing or joint development arrangements. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics, in April 2017, and through March 31, 2018, substantially all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process) blocks in addition to lead compounds and plastics and in June 2018, the Company began shipping high purity lead from its AquaRefining process.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or the SEC, on March 15, 2018. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2018 except for the implementation of Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, (“ASU 2016-18”), as described below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and ASU of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and September 30, 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and September 30, 2017, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2017, which are included on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ended December 31, 2018.

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

In November 2016, the Financial Accounting Standards Board, FASB issued ASU No. 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows rather than reconciling and explaining the period-over-period change in total cash and cash equivalents (excluding restricted cash). The Company adopted this new ASU beginning January 1, 2018 using the required full retrospective approach. The adoption of this standard resulted in an increase in net cash used in investing activities of $1.1 million in the condensed consolidated statements of cash flows for the nine months ended September 30, 2017. As there is no restricted cash at September 30, 2018 or December 31, 2017, there is no effect on the nine-month period ending September 30, 2018. There was no restricted cash at September 30, 2017.

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding shares subject to convertible notes, stock options, RSUs and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the nine months ended September 30, as indicated below.

	September 30,
Excluded potentially dilutive securities (1):	2018	2017

Convertible note - principal	702,247	702,247
Options to purchase common stock	1,632,483	624,329
Unvested restricted stock units	107,723	-
Financing warrants to purchase common stock	2,340,828	2,340,828
Total potential dilutive securities	4,783,281	3,667,404

(1)	The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

Concentration of credit risk

Revenues from the following customers each represented at least 10% of total revenue for the three and nine months ended September 30, 2018 and 2017, respectively. They also represented a significant portion of our accounts receivable as of September 30, 2018 and December 31, 2017, respectively.

	Revenue		Revenue		Accounts Receivable
	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017

Johnson Controls Battery Group, Inc.	94.7%	96.1%	86.4%	95.2%	94.8%	95.4%
Ocean Partners USA, Inc.	0.0%	0.0%	10.0%	0.0%	0.0%	0.0%

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC Topic 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has two longer term office leases and a few small equipment leases. At January 1, 2019, the Company will record a lease liability equal to the present value of future lease payments not yet paid on each of these leases and an asset for its right to use the underlying assets.

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

There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2018 that are of significance or potential significance to the Company.

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

The Company generates revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers. Primary components of the recycling process include sales of recycled lead consisting of lead compounds, cast hard lead and cast AquaRefined lead as well as plastics. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics, in April 2017, and through March 31, 2018, all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping lead bullion in addition to lead compounds and plastics. In June 2018, the Company began shipping high purity lead from its AquaRefining process.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Arrangements with Multiple Performance Obligations

Contracts with customers may include multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company expects that many of its contracts will continue to have a single performance obligation as the promise to transfer individual goods will not be separately identifiable from other promises in the contracts and therefore, not distinct. For contracts with multiple performance obligations, revenue will be allocated to each performance obligation based on the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling prices is based on prices charged separately to customers or expected cost-plus margin.

Revenue from products transferred to customers at a single point in time, as noted above with the delivery of the Company’s products to customers, accounted for 100% of our revenue during the three and nine months ended September 30, 2018 and 2017.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

4. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017

Finished goods	$90	$512
Work in process	297	182
Raw materials	702	545
Total inventory	$1,089	$1,239

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life	September 30,	December 31,
Asset Class	(Years)	2018	2017

Operational equipment	3-10	$15,923	$15,457
Lab equipment	5	687	685
Computer equipment	3	195	174
Office furniture and equipment	3	330	326
Leasehold improvements	5-7	1,388	1,408
Land	-	1,047	1,047
Building	39	24,859	24,847
Asset retirement cost	20	670	670
Equipment under construction		7,073	4,552
		52,172	49,166
Less: accumulated depreciation		(5,761)	(3,433)

Total property and equipment, net		$46,411	$45,733

Depreciation expense was $0.8 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2017, respectively. Equipment under construction is primarily AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.

6. Asset Retirement Obligation

ASC Topic 410-20, “Asset Retirement and Environmental Obligations, Asset Retirement Obligations” requires the recording of a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $670,000 and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three and nine months ended September 30, 2018 was $11,000 and $32,000, respectively. Accretion of the ARO for the three and nine months ended September 30, 2017 was $11,000 and $21,000, respectively.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

7. Convertible Note Payable

The convertible note payable is with Interstate Battery Systems International, Inc. (Interstate Battery) and is comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017

Convertible note payable	$5,000	$5,000
Accrued interest	1,470	961
Deferred financing costs, net	(31)	(67)
Note discount	(3,410)	(4,562)

Less current portion	$3,029	-

Convertible note payable, non-current portion	$-	$1,332

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

8. Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for each of the calendar quarters in the period March 31, 2017 through September 30, 2018. AMR has received a waiver for the minimum debt service coverage ratio covenant for each of the aforementioned calendar quarters.

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

Notes payable is comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017

Notes payable, current portion
Capital equipment leases	$32	$128
Green Bank, net of issuance costs	291	277
Total notes payable, current portion	$323	$405

Notes payable, non-current portion
Capital equipment leases	$33	$11
Green Bank, net of issuance costs	8,636	8,828
Total notes payable, non-current portion	$8,669	$8,839

The costs associated with obtaining the Green Bank loan were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense within the condensed consolidated statements of operations over the twenty-one year life of the loan.

9. Stockholders’ Equity

Shares issued

On June 18, 2018, the Company completed a public offering of 10,085,500 shares of its common stock, at the price of $2.85 per share, for gross proceeds of $28.7 million. After the payment of underwriter discounts and offering expenses, the Company received net proceeds of approximately $26.6 million.

1,072,500 shares of common stock were issued during January 2018 upon exercise of the overallotment option related to the December 2017 public offering, netting proceeds to the Company of $2.1 million.

The Company issued 65,600 shares of common stock upon vesting of Restricted Stock Units during the nine months ended September 30, 2018. Additionally, the Company issued 2,034 shares of common stock pursuant to the Officers and Directors Purchase Plan during the nine months ended September 30, 2018 for proceeds of $4,000.

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

Stock-based compensation

The stock-based compensation expense attributable to option grants was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of product sales	$35	$17	$132	$41
Research and development cost	26	62	215	222
General and administrative expense	300	46	506	329
Total	$361	$125	$853	$592

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of options granted during the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Expected stock volatility	78.0%-79.3%	70.7%-71.4%	78.0%-86.3%	70.7%-72.7%
Risk free interest rate	2.6%-2.9%	1.5%-1.7%	2.1%-2.9%	1.4%-1.8%
Expected years until exercise	3.5%	3.5%	2.5 - 3.5%	2.5 - 3.5%
Dividend yield	0%	0%	0%	0%

There were no stock option exercises during the three and nine months ended September 30, 2018.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Stock option modification

In connection with his termination, the stock options of the Company’s former CEO were modified to extend the exercise period upon termination from 90 days to 2 years. The expense related to the modification of these stock option awards was approximately $15,000.

Restricted Stock Units

In April 2018, the Company granted 150,000 restricted stock units (RSUs), all of which were subject to vesting, with a grant fair value of $339,000 to its then-Chief Financial Officer, Francis Knuettel II, as part of his employment agreement. Mr. Knuettel resigned in August 2018 and all of the RSUs expired by their terms prior to vesting.

10. Commitments and Contingencies

On April 19, 2018, Stephen Clarke resigned as president and chief executive officer and as a member of the Board. Dr. Clarke’s resignation as an officer the Company was treated as a termination without cause under his employment agreement with the Company. Pursuant to his employment agreement, Dr. Clarke was entitled to one-time severance benefits that includes severance and benefits continuation expense of approximately $0.9 million paid out over a 2-year period in consideration of his execution of a customary release and separation agreement. Additionally, as noted above, Dr. Clarke was granted an extension of the exercise period of his stock options upon termination from 90 days to 2 years. The expense related to the modification of these stock option awards was approximately $15,000.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On June 24, 2018, the Company entered into a series of agreements with Interstate Battery, including an amendment to the Investor Rights Agreement. Pursuant to the amendment to the Investor Rights Agreement, Interstate Battery agreed to waive all payments under the key-man provisions of the Investor Rights Agreement with respect to the resignation of the Company’s former chief executive officer, Stephen Clarke. In addition, the parties agreed that the Company, at its option, can elect to eliminate the key-man event and all related key-man payments associated with Mr. Mould by (i) paying Interstate Battery a one-time fee of $0.5 million, payable in cash and (ii) agreeing to pay Interstate Battery $2.0 million, payable at the Company’s election in cash or shares of its common stock, should the Company’s current president, Stephen Cotton no longer serve as president of the Company during the period ending May 18, 2019. Additionally:

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

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legal proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased the Company’s securities between May 19, 2016 and November 9, 2017, against the Company, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleges the defendants made false and misleading statements concerning the Company’s lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. The Amended Complaint seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning the Company’s lead recycling operations contained in, or incorporated by reference in, the Company’s Registration Statement on Form S-3 filed in connection with its November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety. The plaintiff has not yet filed its opposition to the motion. The Company denies that the claims in the Amended Complaint have any merit and it intends to vigorously defend the action.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against the Company and certain of its current and former executive officers and directors, Stephen R. Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-00201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation staying the action until 30 days after a decision on the Company’s motion to dismiss the Amended Complaint in the class action described above. The Company denies that the claims in the shareholder derivative action have any merit and it intends to vigorously defend the action.

AQUA METALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In October 2018, the Company moved its corporate headquarters to its McCarran, Nevada facility and ceased to use its Alameda, California facility. The Company is in the process of seeking a tenant for this property and will record a liability for the present value of remaining lease payments less estimated sublease income in the fourth quarter of 2018. Additionally, the Company will write-off the net book value of its leasehold improvements of approximately $0.8 million during the fourth quarter of 2018. The restructuring charge incurred by the Company related to the relocation was not material.

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

In this report we make, and from time to time we otherwise make written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in our documents, reports, filings with the SEC, and news releases, and in written or oral presentations made by officers or other representatives to analysts, stockholders, investors, news organizations and others, and in discussions with management and other of our representatives.

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

General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of lead recycling through its novel, proprietary and patented AquaRefining™ technology. AquaRefining is a near room temperature, water and organic acid-based process that greatly reduces environmental emissions. We believe our suite of patented and patent pending AquaRefining technologies, as well as trade secret advancements in battery breaking and separation, electrolyte digestion and management, and modular electrolyzer systems yielding high purity lead, will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the construction of our initial lead acid battery, or LAB, recycling facility at the Tahoe-Reno Industrial Center, or TRIC, located near McCarran, Nevada and commercializing the AquaRefining process.

We completed the construction of our first LAB recycling facility at TRIC and commenced production during the first quarter of 2017. The TRIC facility is designed to produce recycled lead, consisting of high purity AquaRefined lead, lead bullion, alloys (for specific applications in batteries) and plastics derived from LABs. We commenced the shipment of products for sale, consisting of lead compounds, metallic lead and plastics, in April 2017 and through March 31, 2018 all revenue was derived from the sale of lead compounds, metallic lead and plastics. In April 2018, we began shipping cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process) blocks in addition to lead compounds and plastics. In June 2018, we began shipping high purity lead made solely from our AquaRefining process.

In June 2018, we also began staffing our AquaRefining operations 24 hours per day and 4 days per week and subsequently scaled staffing our AquaRefining operations further in August to 24 hours per day and 7 days per week. Although operations are staffed 24 hours a day to produce the electrolyte that feeds our AquaRefining modules and to run modules, any given module is not running 24 hours a day. Rather, we are rotating through the 4 modules we have commissioned and running 1 to 2 modules at a time as many hours a day as possible with the goal of generally increasing the number of hours per day any given module is run. Since June, we have increased the average number of hours from under 10 of the 24 hours to regularly achieving 20+ of the 24 hours per module run resulting in 100 kilograms / hour of AquaRefined lead production per module, which the company announced in October 2018. From these experiences, we have continued making regular and minor improvements to improve module run hours and anticipate continued growth in module utilization in the coming weeks and months.

Upon completing and commissioning the infrastructure and operational improvements already underway in the facility which are intended to result in positive contribution margin for AquaRefined lead product, we will then scale the plant and bring additional modules on line. These infrastructure and operational improvements allow us to recover and recycle our chemical feedstock much more efficiently thus improving our contribution margin. We estimate Phase One of these improvements will take us up to 75% towards our target for electrolyte recapture and Phase Two will complete the remaining 25%. We have completed testing of Phase One of the system and have begun installing the equipment and remain on track to complete Phase One by the end of 2018. We have also begun testing Phase Two and are very pleased with the initial results.

Ultimately, our goal is to operate all 16 modules running on a continuous basis, however we have decided that the initial operation of fewer modules continuously will allow us to reach full scale operations in a more cost-effective manner. In addition, we believe this operational strategy will allow us to synchronize the remaining components of the plant in support of increased AquaRefining. Once we have achieved positive contribution margin and are satisfied with the operation of the first four modules and the supporting infrastructure, additional modules will be brought into production. This process will be repeated until full production is reached with all 16 modules. However, due to the delays and unforeseen operational issues we have experienced to date, there can be no assurance that we will be able to overcome the current production and performance issues in a timely manner or that we will not encounter additional delays and issues.

Since January 1, 2018, we have engaged in the following non-routine transactions:

Amendments of Interstate Battery agreements. On June 24, 2018, we entered into a series of agreements with Interstate Battery International, Inc. and its wholly-owned subsidiary (“Interstate Battery”), including an amendment to the Investor Rights Agreement dated May 18, 2016 with Interstate Battery pursuant to which, among other things, we agreed to compensate Interstate Battery should either Stephen Clarke, our former chief executive officer, or Selwyn Mould, our current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to our company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). Pursuant to the Investor Rights Agreement, we agreed to pay Interstate Battery $2,000,000, per occurrence, if either officer was subject to a key-man event during the two years following May 18, 2016. We also agreed to pay Interstate Battery $2,000,000 if either or both officers are subject to a key-man event during the third year following May 18, 2016. Pursuant to the amendment to the Investor Rights Agreement, Interstate Battery agreed to waive all payments under the key-man provisions of the Investor Rights Agreement with respect to the resignation of our former chief executive officer, Stephen Clarke. In addition, the parties agreed that we, at our option, can elect to eliminate the key-man event and all related key-man payments associated with Mr. Mould by (i) paying Interstate Battery a one-time fee of $0.5 million, payable by us in cash and (ii) agreeing to pay Interstate Battery $2.0 million, payable at our election in cash or shares of our common stock, should our current president, Stephen Cotton no longer serve as our president during the period ending May 18, 2019. Additionally:

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

Plan of Operations

Our plan of operations for the 12-month period following the date of this report, in the event that we achieve positive contribution margin, is to complete the commercial roll-out of all 16 AquaRefining modules installed at TRIC and to ramp up the production of AquaRefined lead.

We expect to achieve the full previously negotiated premium value for ongoing shipments of AquaRefined lead from our partner Johnson Controls in the near future and, as previously announced in October, we have our ingot casting line in production, which enables us to ship our key product in final ingot form directly to battery manufacturing facilities and be compatible with the equipment in those facilities. We are also working with other prospective buyers in the lead industry who are seeking ultra-pure lead for both offtake diversity and an average higher premium than we’ve negotiated with Johnson Controls. In 2019, in addition to batteries being made from AquaRefined lead, we are also exploring non-battery products such as radiation mitigation and structural isolation systems to be made incorporating AquaRefined lead which could improve performance of such products and possibly further improve the brand value of AquaRefined lead and AquaRefining technologies.

Additionally, we plan to further improve the plant economics by processing a growing proportion of the metallic lead we recover from breaking batteries within the AquaRefinery and have begun to commission the remaining 4 of our 6 kettles in the refining area. We anticipate the success of this planned program will unlock additional contribution margin in early 2019 by enabling us to finish a growing proportion of these materials in house, thus realizing a continually improving margin and positioning us for earning a premium later in 2019 by refining alloys in house. We are in the process of commissioning three to four of the already purchased kettles as a key part of our project to enable our capability to process this material. We are also developing what we believe to be industry leading know how and other intellectual property that we are making every effort to secure and add to our suite of smelting-free lead recycling technologies that we believe we can in turn monetize by licensing.

In parallel with our efforts to commercialize our existing AquaRefining operations and test further the premiums we can receive for our ultra-pure AquaRefined lead, our 12-month plan of operations also includes our proposal to license our technology, either through a co-processing arrangement whereby we operate our technology in conjunction with an existing smelter or our licensee operates directly utilizing our technology, and provide planning, engineering, technical assistance, equipment and other services in support of the addition of an AquaRefining facility to a battery recycling facility owned by Johnson Controls. This proposed work is expected to produce a blueprint for further additions of AquaRefining facilities under a proposed definitive development agreement with Johnson Controls pursuant to which we will collaborate with Johnson Controls for the deployment of AquaRefining technologies within Johnson Controls’ and certain strategic partners of Johnson Controls existing lead smelters to a lead recycling process utilizing our proprietary AquaRefining technology and equipment, know-how and services. However, there can be no assurance that we will be able to conclude a definitive development agreement with Johnson Controls on terms that benefit us, if at all.

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

Results of Operations

During the second quarter of 2017, we began shipments of lead compounds and plastics to customers. During the second quarter of 2018, we began shipments of lead bullion in addition to lead compounds and plastics to customers. The following table summarizes results of operations with respect to the items set forth below for the three and nine months ended September 30, 2018 and 2017 together with the percentage change in those items (in thousands).

	Three months ended September 30,				Nine months ended September 30,
			Favorable	%			Favorable	%
	2018	2017	(Unfavorable)	Change	2018	2017	(Unfavorable)	Change

Product sales	$1,169	$589	$580	98.5%	$3,378	$1,192	$2,186	183.4%
Cost of product sales	6,453	3,140	(3,313)	105.5%	16,489	5,671	(10,818)	190.8%
Research and development cost	967	1,367	400	29.3%	3,645	6,538	2,893	44.2%
General and administrative expense	2,174	1,925	(249)	12.9%	7,862	4,897	(2,965)	60.5%
Impairment charge	-	-	-	0.0%	-	2,411	2,411	0.0%
Total operating expense	$9,594	$6,432	$(3,162)	49.2%	$27,996	$19,517	$(8,479)	43.4%

As mentioned above, product sales, consisting of lead compounds and plastics, began in April 2017. Cost of product sales consists of all operating costs incurred at our TRIC facility following the commencement of product sales. Costs incurred at the TRIC facility prior to commencement of sales were included in research and development costs. Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. Sales during the nine months ended September 30, 2017 included five-month’s worth of operations whereas 2018 included the entire three and nine-month periods at a higher level of operations. At September 30, 2017, we had 35 employees in the TRIC facility as we focused on starting commercial operations. At September 30, 2018, we had 66 employees at TRIC and are focused on our recycling lead operations, hiring for multiple shifts as well as continuing to commission various processes within the plant, all of which is included in cost of product sales.

Revenue for the three months ended September 30, 2018 nearly doubled compared to the three months ended June 30, 2017. Revenue during the nine months ended September 30, 2018 nearly tripled compared to the nine months ended September 30, 2017. These increases are due to the shift of our focus to introduce and grow production and sales of AquaRefined lead into our product mix. AquaRefined lead sales comprised 21% and 7% of total revenue during the three and nine months ended September 30, 2018, respectively. At full capacity, we expect AquaRefined lead sales to reach approximately 50% of total revenue. Prior to the shift, including during the three months ended March 31, 2018, we ran the balance of the plant at a high level to pressure test the non-AquaRefining infrastructure and sold the constituent components of LABs with little or no additional processing.

Cost of product sales remains high and can be attributed to a number of items, including but not limited to the cost of filling the AquaRefining system with electrolyte for our AquaRefining process, greater loss of electrolyte in the process than we expect to achieve following certain process improvements expected to be brought online over the next 3-12 months, increase in maintenance costs as we continue to adjust the modules as we increase operating time and hiring and training of personnel to run continuous operations of all 16 modules in advance of reaching continuous operations.

Research and development cost included TRIC operating cost prior to the commencement of product sales, including cost incurred to prepare our TRIC plant for operations. During the three and nine months ended September 30, 2018, research and development costs decreased by 29% and 44%, respectively, over the comparable period in 2017. The decline in research and development expense in the three and nine-month periods ended September 30, 2018 as compared to the prior year period is primarily associated with the cost of the TRIC facility being included in cost of product sales rather than research and development subsequent to the commencement of product sales during the second quarter of 2017 as well as an overall shift to production and commercial activities by the Company.

General and administrative expense has increased for the nine-month period ended September 30, 2018 versus September 30, 2017, primarily due to $0.4 million increased legal fees associated with shareholder lawsuits, $0.9 million in legal, proxy and solicitation fees associated with the efforts to address activist investors, $0.3 million in patent related legal fees, $0.9 million severance for our former chief executive officer, a net $0.4 million noncash charge associated with modifying a warrant for 702,247 shares of common stock in connection with our settlement agreement with Interstate Battery (see Note 9 in the condensed consolidated financial statements for a more detailed description) as well as other increases in other professional fees. The increase for the three-month period ended September 30, 2018 is primarily due to increased legal fees associated with shareholder lawsuits. General and administrative expense during the three and nine-month period ended September 30, 2017 included a $0.6 million accrual for estimated costs to resolve a claim of breach of a negative covenant in our convertible loan agreement with Interstate Battery.

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

The following table summarizes our other income and interest expense for the three and nine months ended September 30, 2018 and 2017 together with the percentage change in those items (in thousands).

	Three months ended September 30,				Nine months ended September 30,
			Favorable	%			Favorable	%
	2018	2017	(Unfavorable)	Change	2018	2017	(Unfavorable)	Change
Other (expense) income

Interest expense	(919)	(454)	$(465)	102.4%	(2,225)	(1,250)	$(975)	78.0%
Interest and other income	81	7	$74	1057.1%	123	28	$95	339.3%

Interest during the three and nine months ended September 30, 2018 relates primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million notes payable, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Green Bank.

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

Liquidity and Capital Resources

As of September 30, 2018, we had total assets of $80.3 million and working capital of $23.6 million.

The following table summarizes our cash used in operating, investing and financing activities (in thousands):

	Nine months ended September 30,
	2018	2017

Net cash used in operating activities	(19,390)	(13,326)
Net cash used in investing activities	(3,067)	(7,054)
Net cash provided by financing activities	28,436	11,321

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 was $19.4 million and $13.3 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and the impairment charge as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $3.1 million and $7.1 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build-out of our TRIC recycling facility in Nevada.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of $26.6 million net proceeds from our June 2018 public offering and $2.1 million net proceeds from underwriters’ exercise, in January 2018, of their overallotment option related to our December 2017 public offering. Net cash provided by financing activities for the nine months ended September 30, 2017 consists of $10.5 million net proceeds from the issuance of common stock to Johnson Controls and $1.1 million proceeds from the exercise of stock options. These increases are partially offset by principle payments against our capital leases and debt repayments.

As of the date of this report, we believe that our working capital is sufficient to fund our current plan of operations at TRIC over the next twelve months. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, Aqua Metals Reno, or AMR, was not in compliance with its the minimum debt service coverage ratio covenant on its load from Green Bank as of the fiscal quarter ends between March 31, and September 30, 2018. AMR received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan. In addition, a failure by Green Bank to provide us with the required waiver could also constitute a default under our $5 million loan with Interstate Battery and allow Interstate Battery to accelerate the payment of all amounts thereunder.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We do not enter into financial instruments for trading or speculative purpose. Our primary exposure to market risk is interest expense related to our debt with Green Bank. The interest rate on this loan adjusts on the first day of each calendar quarter equal to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published by the Wall Street Journal. We experience market risk with respect to the volatility of lead commodity prices. The purchase price of our primary raw material, used lead acid batteries (used LABs), and the sales price of our lead-based finished products are based on commodity pricing. Due to the relatively short turnaround between the purchase of used LABs and the sale of our finished goods, we believe the risk is minimized.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and vice president finance, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against us, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. . On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased our securities between May 19, 2016 and November 9, 2017, against us, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleges the defendants made false and misleading statements concerning our lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with our November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety. The plaintiff has not yet filed its opposition to the motion. We deny that the claims in the Amended Complaint have any merit and we intend to vigorously defend the action.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against us and certain of our current and former executive officers and directors, Stephen R. Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-00201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation staying the action until 30 days after a decision on our motion to dismiss the Amended Complaint in the class action described above. We deny that the claims in the shareholder derivative action have any merit and we intend to vigorously defend the action.

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

Risks Relating to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through September 30, 2018, we generated a total of $4.6 million of revenue, all of which was derived from the sale of lead compounds, plastics and a minor amount of lead bullion (including Aqua Refined lead). To date, our operations have consisted of the development and testing of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we bring those LAB recycling operations online. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

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

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of September 30, 2018, we had total cash of $28.8 million and working capital of $23.6 million. As of the date of this report, we believe that we have working capital sufficient to fund our current plan of operations at TRIC over the next twelve months. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, to work with Johnson Controls on equipment integration and licensing to third parties, to fund working capital needs related to the ramp-up of our operations and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. There can also be no assurance we will be able to conclude the proposed development agreement with Johnson Controls. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Green Bank for approximately $9.6 million and Interstate Battery for approximately $6.5 million, all of which is secured by liens on substantially all of our assets. The credit agreements governing such indebtedness contain covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. In addition, any default under one credit agreement could lead to an acceleration of debt under the other credit agreement pursuant to cross-acceleration or cross-default provisions. If the debt under either credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Green Bank and Interstate Battery is secured by substantially all of our assets, a default under either credit facility could enable the debtholder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

In the event of the acceleration of either the Interstate Battery or Green Bank loans, we will need additional financing to satisfy our obligations under the loans, which additional financing may not be available on reasonable terms or at all. As noted above, as of the date of this report, we are indebted to Green Bank for approximately $9.6 million and Interstate Battery for approximately $6.5 million. The credit agreements governing such indebtedness contain various affirmative and negative covenants and if we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. In addition, any default under one credit agreement could lead to an acceleration of debt under the other credit agreement pursuant to cross-acceleration or cross-default provisions. If the debt under either credit agreement is accelerated, we may not have sufficient funds to make the accelerated payments, in which case we would be required to seek additional funds through various financing sources, most likely through the sale of our equity or debt securities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Further, any sale of our equity or equity-linked securities will result in additional dilution to our stockholders.

Our outstanding debt may make it difficult for us obtain additional financing using our future operating cash flow. We currently have a substantial amount of indebtedness, including approximately $9.6 million owed to Green Bank and approximately $6.5 million owed to Interstate Battery as of the date of this report. Such indebtedness could limit our ability to borrow additional funds to fund operations or expansion or increase the cost of any such borrowing, or both. Our inability to conduct additional debt financing could:

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured one US patent (US 9837689) and international patents in Korea (Korea Patent No. 10-1739414), Japan (Japan Patent No. 6173595), China (CN 105981212), Australia (Australia Patent No. AU2014353227), Canada (CA 2930945), African Intellectual Property Organization (OA 17808), Mexico (MX357027), and South Africa (ZA 2016.04083). We also have received further allowances for a patent in Australia, Europe, Ukraine, and Korea, and have further patent applications pending in the United States and numerous corresponding patent applications pending in 20 additional jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. A month later, the price per tonne increased back up to $1,801 per tonne; the price per tonne was $2,005 on September 28, 2018. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

Shares eligible for future sale may adversely affect the market for our common stock. Of the 38,932,437 shares of our common stock outstanding as of the date of this report, approximately 35,092,396 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, in August 2016, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of 3,711,872 shares of restricted common stock sold to Interstate Battery in May 2016, including 3,009,625 shares of common stock issuable to Interstate Battery upon exercise of its warrants and conversion of its convertible note, and in February 2017, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of the 939,005 shares of restricted common stock we sold to Johnson Controls in February 2017. Both registration statements were declared effective by the SEC and the shares registered thereunder are eligible for sale without restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27. 2018.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.1	Amendment No. 1 to Omnibus Amendment Agreement dated August 6, 2018 between the Registrant and Interstate Batteries Recycling, LLC	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2018

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	November 7, 2018	By:	/s/ Stephen Cotton
Stephen Cotton,
President (Principal Executive Officer)

Date:	November 7, 2018	By:	/s/ Kathleen Dotson
Kathleen Dotson,
Vice President Finance
(Principal Financial Officer)

