Form 10-K
period 2018-12-31
Aqua Metals, Inc.
filed 2019-02-28
CIK 1621832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-37515

Aqua Metals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-1169572
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2500 Peru Dr.
McCarran, Nevada 89437
(Address of principal executive offices)

(775) 525-1936
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Rule 12b-2 of the Act):

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $100,626,250.

The number of shares of the registrant’s common stock outstanding as of February 26, 2019 was 44,354,852.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2018 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

•	our future financial and operating results;

•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;

•	the timing and success of the roll-out of our first 16 Aqua refining modules;

•	the ability to maximize selling value from the broken lead-acid batteries, or LABs;

•	the timing and success of our plan of commercialization;

•	our ability to operate our AquaRefining process on a commercial scale;

•	our ability to realize the expected benefits of our strategic partnership with Johnson Controls;

•	our ability to procure LABs in sufficient quantities at competitive prices;

•	the success of our first LAB recycling facility near Reno, Nevada;

•	the availability of working capital to pursue the development of additional recycling centers;

•	the effects of the putative class action and shareholder derivative lawsuits filed against us;

•	the timing and success of our development of additional recycling facilities;

•	the effects of market conditions on our stock price and operating results;

•	our ability to maintain our competitive technological advantages against competitors in our industry;

•	our ability to have our technology solutions gain market acceptance;

•	our ability to maintain, protect and enhance our intellectual property;

•	the effects of increased competition in our market and our ability to compete effectively;

•	costs associated with defending intellectual property infringement and other claims;

•	our expectations concerning our relationships with suppliers, partners and other third parties; and

•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and environmental regulations.

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

We completed the development of our first LAB recycling facility at TRIC and commenced production of battery breaking and limited operations during the first quarter of 2017. The TRIC facility now produces varying products for commercial sales primarily consisting of ingoted AquaRefined lead, lead compounds, ingoted hard lead and as well as plastic. In April 2017, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics. In April 2018, we commenced the limited production of lead bullion, including AquaRefined lead. In July 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks, and in October 2018, we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Johnson Controls for our AquaRefined lead and in December 2018, we commenced shipments directly to Johnson Controls owned and partner battery manufacturing facilities.
After several months of engaging in extensive diligence and engineering evaluations, on February 28, 2019, we has entered into an Operations, Management and Maintenance Agreement with Veolia North America Regeneration Services LLC (Veolia) to provide operations, maintenance and management services at our Aqua Metals' AquaRefining facility in McCarran, Nevada.
Veolia is expected to contribute operational and technological expertise and organizational capabilities in aqueous based process chemistries and electrolysis along with taking on responsibility for operations, supply chain, offtake and management of the plant. Veolia employees will begin working onsite starting March 4, 2019 at the McCarran facility. In addition to receiving expertise and support from Veolia North America resources overall, this Agreement provides for Veolia to relocate up to six (6) full time employees with strong operations, process engineering, management expertise to join the Aqua Metals team at our AquaRefinery in McCarran, Nevada. Veolia North America will take over the primary responsibility for scaling the facility through the remainder of 2019 to CP1-16 (Commercial Plant 1, 16 AquaRefining modules) of capacity. The Agreement also provides for Veolia and Aqua Metals to work together to plan in 2019 and complete the expansion of the TRIC facility to 32 AquaRefining modules.

We believe the Agreement will allow us to leverage off Veolia’s supply chain and offtake and waste stream buying power and expertise. The intention of the parties is to grow the relationship where Veolia will serve as Aqua Metals’ go to market execution partner to staff and manage AquaRefining facilities with mutually agreed performance metrics for Aqua Metals and our partners. We expect this will begin with the first facility we deploy with Johnson Controls Power Systems Division (being transitioned to Brookfield Asset Management, which has over $350B of assets under management) as a part of our efforts to complete the Joint Development Agreement with them by June 2019, with the blueprint for deploying AquaRefining upgrades to existing battery recycling facilities. A more complete summary of the terms of the Agreement is set forth in Part II, Item 9.B. "Other Information."

Veolia North America Regeneration Services, LLC is the wholly-owned subsidiary of Veolia Environnement S. A. (Paris Euronext: VIE). Veolia Environnement is the global leader in optimized resource management. With nearly 169,000 employees worldwide, Veolia Environnement designs and provides water, waste and energy management solutions that contribute to the sustainable development of communities and industries. Through its three complementary business activities, Veolia Environnement helps to develop access to resources, preserve available resources, and to replenish them. In 2017, Veolia Environnement supplied 96 million people with drinking water and 62 million people with wastewater service, produced nearly 55 million megawatt hours of energy and converted 47 million metric tons of waste into new materials and energy. Veolia Environnement recorded consolidated revenue of USD 30.1 billion in 2017. www.veolia.com.

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

Overview

Aqua Metals is seeking to reinvent lead recycling with its patented and patent-pending AquaRefining™ technology. Unlike smelting, AquaRefining is a room temperature, water-based process. It is deployed as a factory built modular system which allows the lead-acid battery industry to simultaneously improve environmental impact and scale production to meet demand. Aqua Metals has built its first recycling facility in Nevada’s Tahoe Reno Industrial Complex. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. Lead acid batteries (LABs) are the primary consumer use of all lead produced in the world. Because the chemical and metallurgical properties of lead allow it to be recycled and reused indefinitely, LABs are also the dominant feed source for lead production across the world. As such, LABs are almost 100% recycled for purposes of capturing the lead contained therein for re-use. We believe that our proprietary and patented AquaRefining process will provide for the existing LAB recycling facility to leverage our capabilities for expanded production of a much higher purity lead with fewer environmental and regulatory issues than is possible with the current conventional methods of lead production.

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

AquaRefining uses a bio-degradable aqueous solvent and a novel ambient temperature electro-chemical process to produce lead suitable for use in LAB production. Our AquaRefining process produces lead with a purity that is equivalent to primary lead (i.e., higher than 99.99% purity). We believe that AquaRefining can provide a more efficient production process as compared with alternative methods of producing equivalent grades of lead. We also have the potential to locate AquaRefining facilities closer to the source of used LABs, thereby reducing transport costs and supply chain bottlenecks. On this basis, we believe that AquaRefining reduces environmental plant emissions, health concerns and permitting needs compared with lead smelting. We believe that the combined advantages offered by AquaRefining represent a potential step change in lead recycling technology that includes improved product quality, advantages in footprint and logistics as well as reduced environmental impact.
The modular nature of AquaRefining makes it possible both to start LAB recycling at a smaller scale than is possible with a typical smelter setup, and to add AquaRefining to existing battery recycling operations to expand production capacity or to reduce smelting processes. Our plan is to pursue two complementary business streams. The first is to supply AquaRefining and supporting equipment to third parties to supplement or replace smelting in their battery recycling operations. We intend to pursue this at least initially through our relationship with Johnson Controls Inc., with which we have entered exploratory discussions centered on the addition of AquaRefining to one of its existing battery recycling operations. We also intend to pursue similar arrangements with other companies operating recycling operations. The second is to expand our own lead recycling operations at our plant in McCarran, Nevada, subject to our receipt of additional capital.

Our Markets

The Lead Market

Lead is a globally traded metal commodity and is the essential component of over 80% of the world’s rechargeable batteries. Lead is globally traded primarily on the London Metals Exchange, or LME, although the smaller Shanghai Metals Exchange (SHME) in China also trades the element. Conventionally in the industry, there are two separate groupings of lead: i) primary lead which refers to lead produced at primary smelters that use mined lead concentrates (generally lead sulfide) as their major feedstock, and ii) secondary lead which refers to lead smelters utilizing LABs as their main feed source.

Originally, the majority of the lead used in batteries was sourced from primary smelters but in recent decades, secondary lead has grown to become the dominate product used. Industry data shows that six million metric tons of lead was produced in 1995 of which approximately 45% was primary and 55% was from secondary sources. Twenty years later, by 2015, global lead production had increased to approximately 11 million metric tons, of which more than 65% was secondary. Importantly, primary lead production had increased only marginally during this period. This marginal increase is partially due to lead-zinc mine deposits are being depleted across the globe in existing mines. As such, an increasing quantity of primary lead is now the predominate byproduct of zinc mining.

In 2005, secondary lead traded on the LME in a range of $1,000 to $1,200 per metric ton. During 2018, secondary lead traded in a range of approximately $1,900 to $2,700 per metric ton.

As noted above, although lead is traded as a commodity on the LME/SHME, the major sales are the sales directly between producers/ traders and users (whom are typically battery manufacturers). The LME daily price is used as the benchmark in forming the basis of physical trades, forward contracts and hedge strategies for both primary and secondary lead. Based on market and product knowledge with buyers of lead in the U.S. and Global lead markets, different grades (termed alloys) of lead are traded at a premium to the base LME price. Lead alloys, which are generally specifically designed for the customer, are also sold at a premium above the base LME, whereas by-products (generally lead compounds or scrap) are traded at a discount to the LME as they are based on the lead content and its form.

Lead Smelting

Currently, smelters produce virtually all the world’s mined and recycled lead. Smelting is an energy intensive and, in some poorly managed plants, a highly polluting process. At its core, smelting is a relatively high temperature (excess of 900°C) metallurgical reduction process in which lead compounds are heated and reacted with various reducing agents to remove the oxygen, sulfur, and other impurities. The process leaves behind bullion lead and waste slag. In smelting, depending upon the operation, 0.5% to 5% of the lead can be lost to the “slag”, with the resultant lead bullion containing both wanted and unwanted impurities.

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

Lead Acid Batteries

Although the LAB is one of the earliest battery technologies, in terms of energy capacity deployed and installed manufacturing capacity, it still dominates the battery industry today. Historically, the largest market for LABs has been as starter batteries for vehicles. However, with the increasing electrical load on modern vehicles and the adoption of “Stop-Start” conventional 12V “starter batteries”, LABs are evolving into more capable and higher value products. At the same time, large new markets such as Cell Tower, Data Center and Industrial back-up are adding to demand. Consequently, existing LAB production facilities are being expanded and new facilities are being built.

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

Our AquaRefining process can generate the following outputs:

•
Lead and lead-based products, including high purity lead, lead alloys and lead compounds which are primarily intended for the LAB industry. We are also exploring higher value lead-based products which may offer performance and life-cycle benefits to the LAB industry; and

•	Recovered plastic chips, intended for re-use in the manufacture of battery casings and other recycled plastic products.

We expect to derive revenue primarily from the sale of lead-based products, with additional revenue derived from the sale of plastic chips.

A significant benefit of our AquaRefining process is that it is capable of producing higher purity product than that derived from primary smelters with product from secondary sources. As indicated above, primary grade lead is generally sold directly to battery companies.

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

In the U.S. and similarly regulated countries, our plan is to build and operate LAB recycling facilities, both directly and in association with third parties through joint ventures, licensing and direct sales. As an example, on February 7, 2017, we entered into a series of agreements with Johnson Controls Inc., (Johnson Controls), pursuant to which, among other things, we agreed to work with Johnson Controls on the development of a program for upgrades of Johnson Controls’ and certain strategic partners’ of Johnson Controls existing lead smelters throughout North and South America, China and Europe to a lead recycling process utilizing our proprietary and patented AquaRefining technology and equipment, know-how and services.

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

The building phase was completed by August 2016, at which time we started installing and commissioning equipment. We installed and commissioned the first production AquaRefining module in October 2016 and produced our first lead ingot using electrolyte we produced on-site using materials supplied by a third party, which were recovered from recycled batteries. We verified that the lead we produced by this method was over 99.99 percent pure.
We commenced initial battery breaking during December 2016 and progressed to regular single shift operation of the battery breaker in January 2017. From late 2016 through the date of this report, we implemented a number of upgrades to the facility, the battery breaking and separation processes and other more conventional aspects of our process.

As of December 2017, we had installed 16 AquaRefining modules at TRIC.  To date, we have operated the first four of the 16 modules and have made continuous improvements which have led to individual modules running in a steady state producing 100Kg/hour for several days at a time. As we bring the modules into commercial operation, we expect to continue to adjust the modules to further enhance operation. Although we staffed the facility and ran one or two AquaRefining Modules on a 24x7 basis from October to December 2018, we are currently running one or two modules 24-hours a day, four days a week to allow safe times for some of the key work to be completed for our contribution margin improvement projects. Subject to key work being completed in the first quarter of 2019, we intend to re-instate 24‑hour, seven days a week, continuous operations shortly thereafter and scale to running all four of the initial four modules before bringing the next four modules on line. We believe this operational strategy will allow us to maximize lead production, while enabling the remaining components of the plant to be synchronized in support of increased AquaRefining. Once we are satisfied with the operation of the first four modules, additional modules will be brought into production. This process will be repeated until full production is reached with all 16 modules. Our goal is to operate all 16 modules on a 24/7 continuous basis by the end of 2019. However, due to the delays and unforeseen issues in the completion of the AquaRefining production line we have experienced to date, there can be no assurance that we will not encounter additional delays and issues.
Supply, Off-Take and Other Strategic Agreements

In support of our first facility, we have entered into a series of agreements and relationships providing for our supply of LABs and the off-take of the recycled lead we produce. As described in more detail below, Interstate Battery has agreed to supply us with LABs pursuant to a written agreement entered into in May 2016. In addition, we have established an important relationship with Battery Systems. Inc., an independent LAB distributor with a distribution facility located next to our TRIC facility, for Battery Systems’ supply of used LABS to us. We have also entered into an agreement with Johnson Controls pursuant to which Johnson Controls has agreed to purchase from us, recycled lead on both a tolling (fee to convert used LABs to recycled materials) and merchanting (sale of recycled materials) basis. We have made progress in diversifying our feedstock supply through various sources at more favorable pricing. Consequently, we believe that we have secured an ample supply of used LABs and demand for our lead-based products for the foreseeable future.

Johnson Controls Agreements

Equipment Supply Agreement. We entered into an equipment supply agreement dated February 7, 2017 with Johnson Controls pursuant to which we agreed to collaborate on the development of a program for the installation of new greenfield builds and conversion of existing Johnson Controls and certain strategic partners of Johnson Controls’ existing lead smelters to a lead recycling process utilizing our proprietary and patent-pending AquaRefining technology and equipment, know-how and services. We have agreed with Johnson Controls to develop an appropriate program blueprint, and enter into a definitive development program agreement reflecting that blueprint, pursuant to which we will provide to Johnson Controls and certain strategic partners of Johnson Controls, by way of licensing or sale, the following products and services in the regions of North and South America, Europe and China:

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

We plan to provide the above services and equipment to Johnson Controls in conjunction with our partner, Veolia North America Regeneration Services, LLC, on a serviced license basis, including Johnson Controls’ ongoing licensing fees payable to us based on the operational capacity of the AquaRefining equipment supplied by us. We have agreed not to license our AquaRefining technology and equipment to third parties in the aforementioned regions until such time as we and Johnson Controls have agreed on certain matters relating to the initial conversion of a Johnson Controls facility. Johnson Controls and we have agreed to use good faith, commercial best-efforts to conclude the discussion and negotiation of the development program agreement no later than April 30, 2019, and to enter into a definitive development program agreement no later than June 30, 2019. The equipment supply agreement may be terminated by either party upon 60 days’ prior written notice if the parties have not entered into the development program agreement by June 30, 2019, of which there can be no assurance. The equipment supply agreement allows each party the right to seek early termination based on a material breach by the other party that goes uncorrected for 30 days following notice of breach. The equipment supply agreement contains representations, warranties and indemnities that are customary to commercial agreements of this nature.
Tolling/Lead Purchase Agreement. We have entered into a tolling/lead purchase agreement dated February 7, 2017 with Johnson Controls pursuant to which we have agreed to sell to Johnson Controls, and Johnson Controls has agreed to purchase from us, recycled lead on both a tolling (fee to convert used LABs to recycled materials) and merchanting (sale of recycled materials) basis.

Pursuant to the agreement, Johnson Controls has agreed to purchase from us, and we have agreed to sell to Johnson Controls, up to 100% of the recycled lead we produce for automotive applications, other than by way of tolling arrangements, on a monthly basis, unless we receive notice from Johnson Controls six months advance of its intention to purchase less than 100% of our output in any given month. Our agreement with Johnson Controls excludes, and we are free to manufacture and sell to third parties, recycled lead for non-automotive uses, such as stationery batteries for back-up power systems for Internet/Cloud applications or grid scale storage applications. During fiscal year 2018 and 2017, approximately 88% and 96% of our revenues, respectively, were derived from sales to Johnson Controls.

We have also agreed to provide tolling services to Johnson Controls whereby Johnson Controls will deliver to us used lead acid batteries, or LABs, and we will recycle the used LABs and return the recycled lead to Johnson Controls for a fee. Johnson Controls has agreed to send to us for tolling, and we have agreed to toll for Johnson Controls, used LABs representing a significant allocation of the production capacity of our initial recycling facility in McCarran, Nevada. To date, none of our sales to Johnson Controls have been from tolling.

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

In the fourth quarter of 2018, Johnson Controls International announced that it would sell its power solutions business, which makes, distributes and recycles automotive batteries, to the investment firm Brookfield Business Partners L.P., in a cash deal valued at $13.2 billion. The deal is expected to close in mid-2019. We have received no indication from Johnson Controls or Brookfield that their current strategies relating to Aqua Metals may change.

Interstate Battery Partnership

On May 18, 2016, we entered into a supply agreement with Interstate Battery pursuant to which Interstate Battery agreed to sell to us, and we agreed to buy from Interstate Battery, used LABs. Interstate Battery will sell us used LABs on a cost-plus basis and the agreement subjects us and Interstate Battery to certain minimum purchase and sale requirements. We have granted Interstate Battery limited rights of first refusal to supply our future AquaRefineries. Our agreement with Interstate Battery is for an initial term of 18 months from the date of first delivery of used LABs to us and will be subject to automatic renewals thereafter unless either party elects to terminate the agreement. The agreement allows each party the right to seek early termination based on certain commercial contingencies. The supply agreement contains representations, warranties and indemnities that are customary to commercial agreements of this nature. In June 2018, we reinvigorated our partnership and established an Omnibus Agreement with Interstate Battery in consideration of adjusting the terms of a warrant to purchase 702,247 shares of our common stock from $7.12 per share to $3.33 per share and extending the expiration date of the warrant from May 2018 to June 2020. Interstate Battery materially improved our feedstock supply pricing and agreed to waive alleged violations of a negative covenant related to our purchase of Ebonex as well as the Clark Key Man event. Interstate Battery also reworked the Mould Key Man event to allow us to pay $500,000 for the transfer of the Key Man event to a Cotton Key Man event rather than paying $2,000,000 for a Mould Key Man event as previously specified in the Investor Rights Agreement. We opted for this transfer and subsequently paid Interstate Battery the $500,000 transfer fee in February 2019. In January 2019, we also repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million.

Intellectual Property Rights

We regard the protection of our technologies and intellectual property rights as an important element of our business operations and crucial to our success. We endeavor to generate and protect our intellectual property assets through a series of patents, trademarks, internal and external policy and procedures and contractual provisions.

Patent Portfolio

Currently, we have secured one US patent, 13 international patents, and two allowances (one US and one international). In addition to the US patent, we have international patents/allowances in the European Union, Korea, Japan, China, Australia, Canada, African Intellectual Property Organization, Mexico, South Africa and the Ukraine. We also have 90 patent applications pending in the United States and numerous corresponding patent applications pending in 20 additional jurisdictions across seven distinct patent applications relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. The claims of the granted patents substantially address the same subject matter and are drawn to various aspects of processing lead materials using an aqua refining process. Differences in the claim number and scope are due to local rules and practice.

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
Trademark Portfolio

We have filed for trademark registration in the US and foreign countries for the following trademarks:

•	AQUA METALS (US and 15 foreign countries)

•	AQUAREFINING (US and 11 foreign countries)

•	AQUAREFINE (US only)

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
Employees

As of the date of this report, we employ 76 people on a full-time basis. None of our employees are represented by a labor union.

Financial and Segment Information

We operate our business as a single segment, as defined by generally accepted accounting principles. Our financial information is included in the consolidated financial statements and the related notes.

Available Information

Our website is located at www.aquametals.com and our investor relations website is located at https://ir.aquametals.com/. Copies of our Annual Report on Form 10-K, Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.	Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through December 31, 2018, we generated a total of $6.5 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion, including Aqua Refined lead. To date, our operations have primarily consisted of the development and testing of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we bring those LAB recycling operations online. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we continue to experience delays in ramping up our LAB recycling operations at TRIC;

•	our ability to bring modules online and ramp up production on a commercial scale.

•	our ability to profitably operate our AquaRefining process on a commercial scale;

•	our ability to realize the expected benefits of our strategic partnership with Johnson Controls;

•	our ability to procure LABs in sufficient quantities at competitive prices; and

•	our ability to receive proper certification from and meet the requirements of our customers regarding the purity of our AquaRefined lead.
Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.
Our business is dependent upon our successful implementation of novel and unproven technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in our lead recycling operations are widely used and proven, the AquaRefining component of our lead recycling operations is largely novel and unproven. While we have shown that our proprietary technology can produce AquaRefined lead on a small scale, we have only recently completed, and put into limited operation, the processes that we believe will support the production of AquaRefined lead on a commercial scale. Further, as we complete our AquaRefining production line, we continue to encounter unforeseen complications that have delayed the ramping up of our AquaRefining modules and the integration of our AquaRefining process with the traditional lead recycling operations. There can be no assurance that we will be able to overcome these production and performance issues in a timely manner or that we will not encounter additional unforeseen complications that will cause further delays in our planned commercial roll-out of all 16 AquaRefining modules installed at TRIC and to ramp up the production of AquaRefined lead.
We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2018, we had total cash of $20.9 million and working capital of $11.0 million, which gives no effect to a January 2019 public offering of our common shares from which we received approximately $9.1 million of net proceeds. As of the date of this report, we believe that we have working capital sufficient to fund our current plan of operations at TRIC over the next twelve months. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, to work with Johnson Controls on equipment integration and licensing to third parties, to fund working capital needs related to the ramp-up of our operations and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all.  There can also be no assurance we will be able to conclude the proposed development agreement with Johnson Controls. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.
We have assigned the operation and management of our TRIC facility and any future facilities we may develop directly to Veolia, and there can be no assurance that we will realize the intended benefits of our relationship with Veolia or, if we do, that we will not develop a dependency on Veolia. In February 2018, we entered into an Operations, Management and Maintenance Agreement with Veolia North America Regeneration Services, LLC, or Veolia. Pursuant to the Agreement, Veolia will provide operations, maintenance and management services at our AquaRefining facility at TRIC. We expect Veolia to contribute operational and technological expertise and organizational capabilities in aqueous based process chemistries and electrolysis along with taking on responsibility for operations, supply chain, offtake and management of the plant. While we believe the Agreement will allow us to leverage Veolia’s operations and process engineering expertise and supply chain, offtake and waste stream buying power and expertise, there can be no assurance that we will realize the expected benefits our agreement with Veolia. In addition, we have agreed to grant Veolia the right of first refusal to operate and manage any future facilities developed or licensed by us. It is our expectation that Veolia will serve as our go-to-market execution partner to staff and manage AquaRefining facilities with mutually agreed performance metrics for Aqua Metals and our partners. In the event, Veolia is successful in operating and managing the recycling facilities developed by us and our licensees, there is a risk that we will become dependent on Veolia for the operational and managerial expertise and labor. There can be no assurance that Veolia will be able successfully in managing our recycling facilities and those of our partners. There can also be no assurance that Veolia will continue to provide such services in the future, in which case the loss of Veolia as our service provider could cause a serious disruption in our operations.

There can be no assurance that we will be able to negotiate a long-term agreement with Veolia, in which case we may lose Veolia’s services at the end of the two-year term of our initial agreement. Our Operations, Management and Maintenance Agreement with Veolia is for a two-year term. Pursuant to the Agreement, we have agreed to enter into good faith negotiations for a longer-term version of the Agreement that will provide for Veolia’s management and operation of the TRIC facility for a ten-year term. We have agreed with Veolia to use our good faith commercial best-efforts to conclude negotiations for the long-term agreement by September 30, 2020. We have also agreed to enter into good faith negotiations with Veolia for a long-term agreement concerning Veolia’s participation in the commercial licensing and management of our future AquaRefining facilities developed by licensees of Aqua Metals. We have agreed with Veolia to use our good faith commercial best-efforts to conclude negotiations for the long-term licensing and future facilities agreement by June 30, 2020. There can be no assurance that we will be able to negotiate and conclude a definitive long-term agreement with Veolia on commercially reasonable terms, or at all. If we are unable to conclude long-term agreements with Veolia by the designated dates, it is likely that we will lose Veolia as the operator and manager of our TRIC facility.

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Green Bank for approximately $9.5 million, which is secured by liens on substantially all of our assets. The credit agreement governing such indebtedness contains covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Green Bank is secured by substantially all of our assets, a default under the credit facility could enable the debtholder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

In the event of the acceleration of the Green Bank loan, we will need additional financing to satisfy our obligations under the loan, which additional financing may not be available on reasonable terms or at all. As noted above, as of the date of this report, we are indebted to Green Bank for approximately $9.5 million. The credit agreement governing such indebtedness contain various affirmative and negative covenants and if we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have sufficient funds to make the accelerated payments, in which case we would be required to seek additional funds through various financing sources, most likely through the sale of our equity or debt securities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Further, any sale of our equity or equity-linked securities will result in additional dilution to our stockholders.

Our outstanding debt may make it difficult for us obtain additional financing using our future operating cash flow. We currently owe approximately $9.5 million to Green Bank as of the date of this report. Such indebtedness could limit our ability to borrow additional funds to fund operations or expansion or increase the cost of any such borrowing, or both. Our inability to conduct additional debt financing could:

•	limit our flexibility in developing our business operations and planning for, or reacting to, changes in our business;

•	increase our vulnerability to, and reduce our flexibility to respond to, general adverse economic and industry conditions; and

•	place us at a competitive disadvantage as compared to our competitors that are not as highly leveraged.
Any of these or other consequences or events could have a material adverse effect on our ability to finance our business and our operations.

We may be required to pay up to $2.0 million of key-man payments as the result of the resignations of our chief executive officer and chief operating officer. On April 19, 2018, Stephen Clarke resigned as our president and chief executive officer and on December 3, 2018 Selwyn Mould resigned as our chief operating officer.  As a result of their resignations, we may be obligated to pay up to $2 million to Johnson Controls, payable, at our option, in cash or shares of our common stock, unless Johnson Controls approves the successor to Mr. Clarke and Mr. Mould.  Following the December 3, 2018 resignation of Mr. Mould, Johnson Controls delivered to us its claim for payment of the key-man penalties for Messrs. Clarke and Mould in the total amount of $2 million. We believe, however, that Johnson Controls’ demand was premature as it had not considered the adequacy of the replacements for Mr. Clarke or Mr. Mould and that any such claim can be asserted only after their replacements have been appointed and considered in good faith. We intend to dispute Johnson Controls’ claims for the key-man payments, however there can be no assurance we will be successful in doing so. If we are unsuccessful in doing so, we may be obligated to pay Johnson Controls up to $2 million payable in cash or, at our option, shares of our common stock having a market value of $2 million.
Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead through a novel and unproven technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead in commercial quantities other than by way of smelting. In addition, our lead recycling production line at TRIC is the first-of-its-kind and neither we nor anyone else has ever successfully built a production line that commercially recycles LABs without smelting. While we have commenced limited lead recycling operations at our TRIC facility, through December 31, 2018 all of our revenues have been derived primarily from the sale of lead compounds and plastics and to a lesser extent, the sale of lead bullion, including Aqua Refined lead. We began shipments of lead bullion, which included AquaRefined lead in April 2018. In addition to the general risks associated with a novel and unproven technology, our business model is subject to a number of related risks, including:

•	our ability to acquire sufficient quantities of used LABs at competitive prices;

•	our ability to produce AquaRefined lead that is priced competitively with lead produced by traditional smelting;

•	our ability to produce AquaRefined lead on a commercial scale and at an adequate gross profit; and

•	our ability to sell our AquaRefined lead at prices and in quantities that provide an adequate net profit from operations.
Further, there can be no assurance that we will be able to produce AquaRefined lead in commercial quantities at a cost of production that will provide us with an adequate profit margin. The uniqueness of our AquaRefining process and our production line at TRIC presents potential risks associated with the development of a business model that is untried and unproven. As of the date of this report, we have begun to ramp up our existing AquaRefining modules into commercial operation, however we continue to experience performance and production issues. There can be no assurance that we will be able to overcome these production and performance issues in a timely manner or that we will not encounter additional unforeseen complications that will cause further delays in our planned commercial roll-out of our AquaRefining modules and the ramp up the production of AquaRefined lead.
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
Even if we are successful in recycling lead using our processes, there can be no assurance that the AquaRefined lead will meet the certification and purity requirements of our potential customers. A key component of our business plan is to produce recycled lead through our AquaRefining process of the highest purity (at least 99.99% pure lead), which we refer to as AquaRefined lead. We believe that our AquaRefined lead will provide us with a revenue premium over the market price of lead on the London Metal Exchange, or LME, and, more importantly, our ability to produce AquaRefined lead will be vital to confirming the efficacy and relevancy of our proprietary technology. Our customers will require that our AquaRefined lead meet certain minimum purity standards and, in all likelihood, require independent assays to confirm the lead’s purity. As of the date of this report, we have produced limited quantities of AquaRefined lead and in November 2018 Johnson Controls confirmed its approval of the purity of our AquaRefined lead by providing to us official vendor approval to receive finished lead at its manufacturing facilities. However, we have not produced AquaRefined lead in commercial quantities and there can be no assurance that we will be able to do so or, if we are able to produce AquaRefined lead in commercial quantities, that such lead will continue to meet the required purity standards of our customers. If we are unable to commercially produce AquaRefined lead that meets the purity standards established by our customers, our entire business plan may be invalidated and you may suffer the loss of your entire investment.
While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees. As of the date of this report, our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs and, in April 2018, we commenced the limited production of lead bullion, including AquaRefined lead. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. There can be no assurance that the commencement of commercial production of AquaRefined lead at our TRIC facility will not incur unexpected costs or setbacks that might restrict the desired scale of our intended operations or that we will be to produce AquaRefined lead in commercial quantities at a cost of production that will provide us with an adequate profit margin.
We have completed the construction of our initial LAB recycling facility at TRIC, however we have been delayed in the ramping up of our lead recycling operations at TRIC and we may encounter further delays. We completed the construction of our initial LAB recycling facility at TRIC in August 2016 and commenced the limited production of recycled lead in the first quarter of 2017. However, as of the date of this report, our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs and we only recently commenced the limited commercial production of AquaRefined lead. However, we have encountered production and performance issues that have impaired and delayed our ability to ramp up the production of AquaRefined lead. There can be no assurance that we will be able to overcome these production and performance issues in a timely manner. In addition, since our lead recycling production line at TRIC is the first-of-its-kind, neither we nor anyone else has ever built a facility of this nature and there can be no assurance that we will not experience additional operational delays and issues, including significant downtime from time to time, as we progress into the commercial production of AquaRefined lead. There can be no assurance that the commencement of commercial AquaRefining operations at our TRIC facility will not incur unexpected costs or hurdles that might restrict the desired scale of our intended operations or negatively impact our projected gross profit margin.
Our business may be negatively affected by labor issues and higher labor costs. Our ability to maintain our workforce depends on our ability to attract and retain new and existing employees. As of the date of this report, none of our employees are covered by collective bargaining agreements and we consider our labor relations to be acceptable. However, we could experience workforce dissatisfaction which could trigger bargaining issues, employment discrimination liability issues as well as wage and benefit consequences, especially during critical operation periods. We could also experience a work stoppage or other disputes which could disrupt our operations and could harm our operating results. In addition, legislation or changes in regulations could result in labor shortages and higher labor costs. There can be no assurance that we may not experience labor issues that negatively impact our operations or results of operations.
Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, allowed 14/957026), Canada (2930945), China (105981212), Europe (3072180), Eurasia (allowed 201691047), South Africa (2016-04083), Korea (101739414, 101882932, 101926033), Japan (6173595), Mexico (357027), OAPI (17808), Ukraine (118037), and Australia (2014353227, 2015350562).
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
There can be no assurance that we will be able to negotiate our key agreement with Johnson Controls on commercially reasonable terms, or at all. In February 2017, we entered into a series of agreements with Johnson Controls, including an equipment supply agreement pursuant to which, among other things, we agreed to work with Johnson Controls on the development of a program for the conversion of Johnson Controls and certain strategic partners of Johnson Controls’ existing lead smelters throughout North and South America, China and Europe to a lead recycling process utilizing our AquaRefining technology and equipment, know-how and services. The equipment supply agreement discusses the development of the conversion program in general terms and contemplates that the parties will enter into a definitive development program agreement that is based on the general terms set forth in the equipment supply agreement and provides more detailed terms and conditions, including the economic obligations and rights of each party. We have agreed not to license our AquaRefining technology and equipment to third parties in the aforementioned regions until such time as we and Johnson Controls have agreed on certain matters relating to the initial conversion of a Johnson Controls facility. Johnson Controls and we have agreed to use good faith, commercial best-efforts to conclude the discussion and negotiation of the development program agreement no later than April 30, 2019, and to enter into a definitive development program agreement no later than June 30, 2019. The equipment supply agreement may be terminated by either party upon 60 days’ prior written notice if the parties have not entered into the development program agreement by June 30, 2019. There can be no assurance that we will be able to negotiate and conclude a definitive development program agreement with Johnson Controls on commercially reasonable terms, or at all.
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
We may experience significant fluctuations in raw material prices and the price of our principal product, either of which could have a material adverse effect on our liquidity, growth prospects and results of operations. Used LABs are our primary raw material and we believe that in recent years the cost of used LABs has been volatile at times. In addition, we believe that the cost of used LABs can be seasonal, with prices trending lower in the winter months (as automobile owners increase their purchase of new LABs, thereby putting a greater number of used LABs on the market) and trend higher in the spring (as the purchase of new LABs, and supply of used LABs, decreases). Our principal product, recycled lead, has also experienced price volatility from time to time as well. For example, the market price of lead on the LME during 2018 ranged from approximately $1,900 to $2,700 per tonne. While we intend to pursue supply and tolling arrangements as appropriate to offset any price volatility, the volatile nature of prices for used LABs and recycled lead could have an adverse impact on our liquidity, growth prospects and results of operations.
Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. A month later, the price per tonne increased back up to $1,801 per tonne; the price per tonne was $2,008 on December 31, 2018. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.
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
Our common stock is thinly traded and our share price has been volatile. Our common stock has traded on the Nasdaq Capital Market, under the symbol “AQMS”, since July 31, 2015. Since that date, our common stock has at times been relatively thinly traded and subject to price volatility. There can be no assurance that we will be able to successfully maintain a liquid market for our common shares. The stock market in general, and early stage public companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop and maintain a liquid market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all. In addition, following periods of volatility in the market price of a company's securities, litigation has often been brought against that company and we may become the target of litigation as a result of price volatility. Litigation could result in substantial costs and divert our management's attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.
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
Shares eligible for future sale may adversely affect the market for our common stock. Of the 44,354,852 shares of our common stock outstanding as of the date of this report, approximately 40,422,488 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, in August 2016, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of 3,711,872 shares of restricted common stock sold to Interstate Battery in May 2016, including 3,009,625 shares of common stock issuable to Interstate Battery upon exercise of its warrants and conversion of its convertible note, and in February 2017, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of the 939,005 shares of restricted common stock we sold to Johnson Controls in February 2017. Both registration statements were declared effective by the SEC and the shares registered thereunder are eligible for sale without restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.
Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable. Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:

•	limit who may call stockholder meetings;

•	do not permit stockholders to act by written consent;

•	do not provide for cumulative voting rights;

•	establish an advance notice procedure for stockholders' proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors, and

•	provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

Our executive offices are presently located in 14,016 square feet of mixed office and warehouse space in McCarran, Nevada. We lease these facilities at a lease rate of approximately $10,000 per month. The lease term began in July 2018 and expires December 31, 2021.

Our executive offices were previously located in 21,697 square feet of office and industrial space in a multi-building commercial project known as “Marina Village” located in Alameda, California. The lease term is 76 months, commencing February 1, 2016 and expiring May 31, 2022. Subsequent to year end we sublet the property with the sublease commencing February 2019, and expiring May 31, 2022.

We have developed and own a 136,750 square foot LAB recycling facility on 11.73 acres of land located in TRIC, a 107,000-acre park located nine miles east of Reno, Nevada on I-80.

Item 3.	Legal Proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against us, Stephen Clarke, Thomas Murphy and Mark Weinswig.  On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs.  On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased our securities between May 19, 2016 and November 9, 2017, against us, Stephen Clarke, Thomas Murphy and Selwyn Mould.  The Amended Complaint alleges the defendants made false and misleading statements concerning our lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act.  The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with our November 2016 public offering.   That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement.  The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act.  The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety and the plaintiff subsequently filed its opposition to the motion.  In January 2019, the court notified the parties that it will rule on the motion to dismiss without a hearing. We deny that the claims in the Amended Complaint have any merit and we intend to vigorously defend the action.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against us and certain of our current and former executive officers and directors, Stephen R. Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson.  On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-00201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability.  The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs.  The parties have entered into a stipulation staying the action until 30 days after a decision on our motion to dismiss the Amended Complaint in the class action described above.  The individual defendants deny that the claims in the shareholder derivative action have any merit and intend to vigorously defend the action.

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

	2018		2017		2016
	High	Low	High	Low	High	Low
First Quarter	$3.00	$1.59	$21.89	$10.68	$6.65	$4.51
Second Quarter	$4.14	$2.26	$18.56	$10.44	$12.92	$7.15
Third Quarter	$3.11	$2.24	$12.55	$5.49	$12.73	$8.18
Fourth Quarter	$2.92	$1.55	$6.91	$1.88	$13.66	$8.62

Holders of Record

As of February 26, 2019, there were 10 holders of record of our common stock.

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

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and warrants, and the number of securities remaining available for future issuance, under our equity compensation plan at December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity compensation Plans
Equity compensation plans approved by stockholders	950,691	(1)	$4.18	805,749
Equity compensation plans not approved by stockholders	3,180,828	(2)	$6.57	—

(1) Includes 854,068 shares relating to outstanding options and 96,623 relating to restricted stock units under our Amended and Restated 2014 Stock Incentive Plan.

(2) Consists of warrants issued in connection with financing activities and 840,000 shares relating to outstanding options granted in reliance on Nasdaq Rule 5635(c)(4) .

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Selected Financial Data

Set forth below is selected consolidated financial data of Aqua Metals, Inc. as of and for the years ended December 31, 2018, 2017, 2016, 2015 and the period from June 2014 (inception) to December 31, 2014. The financial data has been obtained or derived from our audited consolidated financial statements. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, and the consolidated financial statements and related notes thereto included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, in order to fully understand factors that may affect the comparability of the information presented below.

					Period from Inception
	Year Ended December 31,				(June 20, 2014) to
	2018	2017	2016	2015	December 31, 2014
		(in thousands, except share and per share data)
Consolidated Statements of Operations:
Product sales	$4,449	$2,088	$—	$—	—
Operating cost and expense
Cost of product sales	22,761	9,541	—	—	—
Research and development cost	4,502	8,103	6,348	2,280	231
General and administrative expense	14,214	6,891	6,610	3,171	1,176
Impairment charge	—	2,411	—	—	—
Total operating expense	41,477	26,946	12,958	5,451	1,407
Loss from operations	(37,028)	(24,858)	(12,958)	(5,451)	(1,407)
Other income and expense
Increase in fair value of derivative liabilities	—	—	—	(5,776)	(1,172)
Interest expense	(3,447)	(1,761)	(639)	(1,128)	(217)
Interest and other income	223	41	41	26	1
Total other income (expense), net	(3,224)	(1,720)	(598)	(6,878)	(1,388)
Loss before income tax expense	(40,252)	(26,578)	(13,556)	(12,329)	(2,795)
Income tax expense	(2)	(2)	(1)	(3)	421
Net loss	$(40,254)	$(26,580)	$(13,557)	$(12,332)	$(2,374)
Weighted average shares outstanding, basic and diluted	34,154,826	20,293,100	15,267,233	8,404,311	4,363,641
Basic and diluted net loss per share	$(1.18)	$(1.31)	$(0.89)	$(1.47)	$(0.54)

	As of December 31,
	2018	2017
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents	$20,892	$22,793
Total assets	71,371	74,442
Working capital	10,953	21,850
Current liabilities	11,799	3,834
Long-term obligations, less current portion	9,482	11,643
Common stock and additional paid-in capital	145,186	113,807
Accumulated deficit	(95,096)	(54,842)
Total stockholders’ equity	$50,090	$58,965

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of lead recycling through its novel, proprietary and patented AquaRefining™ technology. AquaRefining is a near room temperature, water and organic acid-based process that greatly reduces environmental emissions. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the construction of our initial lead acid battery, or LAB, recycling facility at the Tahoe-Reno Industrial Center, or TRIC, located in McCarran, Nevada and commercializing the AquaRefining process.

We completed the development of our first LAB recycling facility at TRIC and commenced production of battery breaking and limited operations during the first quarter of 2017. The TRIC facility now produces varying products for commercial sales primarily consisting of ingoted AquaRefined lead, lead compounds, ingoted hard lead and as well as plastic. In April 2017 we commenced the shipment of products for sale, consisting of lead compounds as well as plastics. In April 2018 we commenced the limited production of lead bullion, including AquaRefined lead. In July 2018 we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and in October 2018 we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018 we received official vendor certification from Johnson Controls for our AquaRefined lead and in December 2018 we commenced shipments directly to Johnson Controls owned and partner battery manufacturing facilities.
As of December 2017, we had installed 16 AquaRefining modules at TRIC.  To date, we have operated the first four of the 16 modules and have made continuous improvements which have led to individual modules running in a steady state producing 100Kg/hour for several days at a time. As we bring the modules into commercial operation, we expect to continue to adjust the modules to further enhance operation. Although we staffed the facility and ran one or two AquaRefining Modules on a 24x7 basis from October to December of 2018, we are currently running one or two modules 24-hours a day, four days a week to allow safe times for some of the key work to be completed for our contribution margin improvement projects. Subject to key work being completed in the first quarter of 2019, we intend to re-instate 24‑hour, seven days a week, continuous operations shortly thereafter and scale to running all four of the initial four modules before bringing the next four modules on line. In addition, we believe this operational strategy will allow us to maximize lead production, while enabling the remaining components of the plant to be synchronized in support of increased AquaRefining. Once we are satisfied with the operation of the first four modules, additional modules will be brought into production. This process will be repeated until full production is reached with all 16 modules. Our goal is to operate all 16 modules on a 24/7 continuous basis by the end of 2019. However, due to the delays and unforeseen issues in the completion of the AquaRefining production line we have experienced to date, there can be no assurance that we will not encounter additional delays and issues.
Upon completing and commissioning the infrastructure and operational improvements already underway in the facility which are intended to result in positive contribution margin for AquaRefined lead product, we will then scale the plant and bring additional modules on line.  These infrastructure and operational improvements are expected to allow us to recover and recycle our chemical feedstock much more efficiently thus improving our contribution margin. In December 2018, we announced that we were nearing completion of Phase One of our two-phase capital improvement program. Specifically, electrolyte recovery is critical to achieving positive contribution margin and, as of the date of this report, we are now conserving 67% of our target for electrolyte recovery. We expect to conserve 75% of our target for electrolyte recovery when we complete Phase One of the program during the first half of 2019 and conserve 100% when we complete Phase Two. We are already running a successful pilot program for the Phase Two solution of our capital improvement program, which, along with conserving additional electrolyte, should generate higher lead yields for our AquaRefining process, further improving contribution margin.

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

Since January 1, 2018, we have engaged in the following financing transactions:

Amendments of Interstate Battery agreements. On June 24, 2018, we entered into a series of agreements with Interstate Battery International, Inc. and its wholly-owned subsidiary (“Interstate Battery”), including an amendment to the Investor Rights Agreement dated May 18, 2016 with Interstate Battery pursuant to which, among other things, we agreed to compensate Interstate Battery should either Stephen Clarke, our former chief executive officer, or Selwyn Mould, our former chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to our company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). Pursuant to the Investor Rights Agreement, we agreed to pay Interstate Battery $2,000,000, per occurrence, if either officer was subject to a key-man event during the two years following May 18, 2016. We also agreed to pay Interstate Battery $2,000,000 if either or both officers are subject to a key-man event during the third year following May 18, 2016. Pursuant to the amendment to the Investor Rights Agreement, Interstate Battery agreed to waive all payments under the key-man provisions of the Investor Rights Agreement with respect to the resignation of our former chief executive officer, Stephen Clarke. In addition, the parties agreed that we, at our option, can elect to eliminate the key-man event and all related key-man payments associated with Mr. Mould by (i) paying Interstate Battery a one-time fee of $0.5 million, payable by us in cash and (ii) agreeing to pay Interstate Battery $2.0 million, payable at our election in cash or shares of our common stock, should our current president, Steve Cotton no longer serve as our president during the period ending May 18, 2019. Additionally:

•
With respect to a Credit Agreement dated May 18, 2016 between us and Interstate Battery, Interstate Battery waived the alleged breach of the Credit Agreement based on our acquisition of Ebonex IPR, Ltd.;

•
We adjusted the terms of a warrant to purchase 702,247 shares of its common stock issued to Interstate Battery in May 2016, pursuant to which the exercise price of the warrant was decreased from $7.12 per share to $3.33 per share and the expiration date of the warrant was extended to June 23, 2020; and

•
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

In January 2019, we completed a public offering of 5,175,000 shares of our common stock, at the price of $1.90 per share, for gross proceeds of $9.8 million. After the payment of underwriter discounts and offering expenses, we received net proceeds of approximately $9.1 million.

Plan of Operations

Our plan of operations for the 12-month period following the date of this report, and upon the satisfactory operation of the first four modules, is to complete the commercial roll-out of all 16 AquaRefining modules installed at TRIC and to ramp up the production of AquaRefined lead. We may also install an additional 16 AquaRefining modules at TRIC, subject to the receipt of additional capital and any design improvements that are recommended based on the operation of the first 16 modules.
On February 28, 2019, after engaging in extensive diligence and engineering evaluations, we signed a long-term contract with Veolia North America Regeneration Services LLC (Veolia), to provide operations, maintenance and management services at Aqua Metals’ AquaRefining facility in McCarran, Nevada.

Veolia will contribute operational and technological expertise and organizational capabilities in aqueous based process chemistries and electrolysis along with taking on responsibility for operations, supply chain, offtake and management of the plant. Veolia employees will begin working onsite starting March 4, 2019 at the McCarran facility. In addition to receiving expertise and support from Veolia North America resources overall, this Agreement provides for Veolia to relocate up to six (6) full time employees with strong operations, process engineering, management expertise to join the Aqua Metals team at AquaRefinery in McCarran, NV. Veolia North America will take over the primary responsibility for scaling the facility through the remainder of 2019 to CP1-16 (Commercial Plant 1, 16 AquaRefining Modules) of capacity. The Agreement also provides for Veolia and Aqua Metals to work together to plan in 2019 and complete the expansion of the TRIC facility to 32 AquaRefining Modules.

We are now receiving the full previously negotiated premium value for ongoing shipments of AquaRefined lead from our partner Johnson Controls. As previously announced in October 2018, we have our ingot casting line in production, which enables us to ship our key product in final ingot form directly to battery manufacturing facilities and be compatible with the equipment in those facilities. We are also working with other prospective buyers in the lead industry who are seeking ultra-pure lead for both offtake diversity and an average higher premium than we’ve negotiated with Johnson Controls. In 2019, in addition to batteries being made from AquaRefined lead, we are also exploring non-battery products incorporating AquaRefining technologies.

Additionally, we plan to further improve the plant economics by processing a growing proportion of the metallic lead we recover from breaking batteries within the AquaRefinery and have begun to commission the third of our six kettles in the refining area. We anticipate the success of this planned program will unlock additional contribution margin in early 2019 by enabling us to finish a growing proportion of these materials in-house, thus realizing a continually improving margin and positioning us for earning a premium later in 2019 by refining alloys in-house. We are in the process of commissioning the third of the already purchased kettles as a key part of our project to enable our capability to process this material. We are also developing what we believe to be industry leading know-how and other intellectual property that we are making every effort to secure and add to our suite of smelting-free lead recycling technologies that we believe we can in turn monetize by licensing.

In parallel with our efforts to commercialize our existing AquaRefining operations and test further the premiums we can receive for our ultra-pure AquaRefined lead, our 12-month plan of operations also includes our proposal to license our technology and to provide planning, engineering, technical assistance, equipment and other services in support of the addition of an AquaRefining facility to a battery recycling facility owned by Johnson Controls. Licensing could take the form of either a co-processing arrangement whereby we operate our technology in conjunction with an existing smelter or our licensee operates directly utilizing our technology. The proposed work with Johnson Controls is expected to produce a blueprint for further additions of AquaRefining facilities under a proposed definitive development agreement with Johnson Controls. Pursuant to this proposed definitive development agreement, we will collaborate with Johnson Controls for the deployment of AquaRefining technologies within Johnson Controls’ and certain strategic partners of Johnson Controls existing lead smelters to implement a lead recycling process utilizing our proprietary AquaRefining technology and equipment, know-how and services. However, there can be no assurance that we will be able to conclude a definitive development agreement with Johnson Controls on terms that benefit us, if at all.

Our 12-month plan of operations also includes the pursuit and evaluation of additional strategic relationships, including our recently announced relationship with Veolia and the licensing of our technology and the provision of equipment and services to other potential strategic partners. However, there can be no assurance that we will be able to effect any of these additional partnerships in the future on commercially reasonable terms, or at all.

Results of Operations for the Fiscal Year Ended December 31, 2018 Compared to the Fiscal Year Ended December 31, 2017

We were formed on June 20, 2014 and did not commence revenue producing operations until January 2017. During the second quarter of 2017, we began shipments of lead compounds and plastics to customers. During the second quarter of 2018, we began shipments of lead bullion in addition to lead compounds and plastics to customers. The following table summarizes results of operations with respect to the items set forth below for the year ended December 31, 2018 and 2017 together with the percentage change in those items (in thousands).

	Year ended December 31,
	2018	2017	Favorable (Unfavorable)	% Change
Product sales	$4,449	$2,088	$2,361	113%
Cost of product sales	22,761	9,541	(13,220)	(139)%
Research and development cost	4,502	8,103	3,601	44%
General and administrative expense	14,214	6,891	(7,323)	(106)%
Impairment charge	—	2,411	2,411	100%
Total operating expense	$41,477	$26,946	$(14,531)	(54)%

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

Revenue for the year ended December 31, 2018 doubled compared to the year ended December 31, 2017. This increase is due to increased sales of AquaRefined lead in our product mix as well as having a full year of operations in 2018 versus approximately eight months during 2017. AquaRefined lead sales comprised 16% and 9% of total revenue during the three and twelve months ended December 31, 2018, respectively. At full capacity, we expect AquaRefined lead sales to reach approximately 50% of total revenue. Prior to the increased sales of AquaRefined lead, including during the three months ended March 31, 2018, we ran the balance of the plant at a high level to pressure test the non-AquaRefining infrastructure and sold the constituent components of LABs, lead compounds and plastics, with little or no additional processing.

Cost of product sales remains high and can be attributed to a number of items, including but not limited to the cost of filling the AquaRefining system with electrolyte for our AquaRefining process, greater loss of electrolyte in the process than we expect to achieve following certain additional process improvements expected to be brought on-line over the next 12 months, increase in maintenance costs as we continue to adjust the modules as we increase operating time and hiring and training of personnel to run continuous operations of all 16 modules in advance of reaching continuous operations. At December 31, 2018, we had 61 employees in the TRIC facility versus 41 at December 31, 2017 due to increased level of operations and commissioning of our plant.

Research and development cost in 2017 included TRIC operating cost prior to the commencement of product sales, including the cost incurred to prepare our TRIC plant for operations. During the year ended December 31, 2018, research and development costs decreased by 44% over the comparable period in 2017. The decline in research and development expense is primarily associated with the cost of the TRIC facility being included in cost of product sales rather than research and development subsequent to the commencement of product sales during the second quarter of 2017 as well as an overall shift to production and commercial activities by the Company.

General and administrative expense has increased for the year ended December 31, 2018 versus December 31, 2017, primarily due to a $2.5 million accrual of key man penalties associated with our Interstate Battery Credit Agreement and Johnson Controls Investor Rights Agreement due to the resignations of Dr. Clarke and Mr. Mould; $0.6 million increased legal fees associated with shareholder lawsuits; $0.9 million in legal, proxy and solicitation fees associated with the efforts to address activist investors; $0.3 million in patent related legal fees; a $0.9 million severance accrual for our former chief executive officer; a $0.9 million severance accrual for our former chief operating officer; a net $0.4 million non-cash charge associated with modifying a warrant for 702,247 shares of common stock in connection with our settlement agreement with Interstate Battery (see Note 13 in the Consolidated Financial Statements for a more detailed description); a $0.8 million non-cash write-off of leasehold improvements at our former California location; as well as other increases in other professional fees. General and administrative expense during the year ended December 31, 2017 included a $0.6 million accrual for estimated costs to resolve a claim of breach of a negative covenant in our convertible loan agreement with Interstate Battery.

As described in Note 6 to the Consolidated Financial Statements, in April 2017, we acquired all of the capital shares of Ebonex IPR Limited for consideration of $2.5 million, consisting of cash, transaction costs and 123,776 shares of our common stock. The principal asset of Ebonex IPR Limited consisted of a patent portfolio with an independent fair value of $112,000. Included in the purchase were certain fixed assets that have been determined by management to have no immediate value and were not considered in the valuation of Ebonex IPR.

Due to the fair value of the patent portfolio being significantly less than total consideration, the early development stage of the technology acquired and the uncertainties inherent in research and development, we recorded a non-cash impairment charge of $2.4 million during the year ended December 31, 2017.

The following table summarizes our other income and interest expense for the year ended December 31, 2018 and 2017 together with the percentage change in those items (in thousands).

	Year ended December 31,
	2018	2017	Favorable (Unfavorable)	% Change
Other (expense) income

Interest expense	$(3,447)	$(1,761)	$(1,686)	96%
Interest and other income	$223	$41	$182	444%

Interest during the year ended December 31, 2018 and 2017 relates primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million notes payable, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Green Bank.

The note discount associated with the Interstate Battery convertible note is amortized using the effective interest method over the three-year term of the note, maturing on May 24, 2019. Using the effective interest method results in higher expense in later periods. Thus, non-cash interest expense associated with the note discount amortization was $0.4 million in 2017, $2.0 million in 2018 and will be $2.6 million in 2019.

Results of Operations for the Fiscal Year Ended December 31, 2017 Compared to the Fiscal Year Ended December 31, 2016

As mentioned above, we did not commence revenue producing operations until January 2017. During the second quarter of 2017, we began shipments of lead compounds and plastics to customers. Prior to that, our operations consisted of the development and limited testing of our AquaRefining process, the development of our business plan, the raise of our working capital and the development of our initial lead acid battery, or LAB, recycling facility near Reno, Nevada. The following table summarizes our results of operations with respect to the items set forth below for the years ended December 31, 2017 and 2016 together with the percentage change in those items (in thousands).

	Year Ended December 31,
	2017	2016	Favorable (Unfavorable)	% Change
Product sales	$2,088	$—	$2,088	—%
Cost of product sales	9,541	—	(9,541)	—%
Research and development cost	8,103	6,348	(1,755)	(28)%
General and administrative expense	6,891	6,610	(281)	(4)%
Impairment charge	2,411	—	(2,411)	—%
Total operating expense	$26,946	$12,958	$(13,988)	(108)%

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

Research and development cost included TRIC operating cost prior to the commencement of product sales, including cost incurred to prepare our TRIC plant for operations. During the year ended December 31, 2017, research and development costs increased by 28% over the comparable period in 2016. At December 31, 2016, we had 30 employees in the TRIC facility and we focused on building the plant (cost included in research and development expense). At December 31, 2017, we had 41 employees at the TRIC facility and were focused on recycling lead operations as well as continuing to commission various processes within the plant (cost included in research and development expense until product sales began, at which point forward they were included in cost of product sales). The increase in research and development cost during the year ended December 31, 2017 versus the prior period is due to increased level of operations and commissioning of our plant in TRIC.

General and administrative expense was relatively consistent during the years ended December 31, 2017 and December 31, 2016. The small increase is primarily due to our $0.6 million accrual for estimated costs to resolve a claim of breach of a negative covenant in our convertible loan agreement with Interstate Battery.

As described above and in Note 6 to the Consolidated Financial Statements, in April 2017, we recorded a non-cash impairment charge of $2.4 million on our Ebonex IPR Limited acquisition during the year ended December 31, 2017.

The following table summarizes our other income and interest expense for the year ended December 31, 2017 and 2016 together with the percentage change in those items (in thousands).

	Year Ended December 31,
	2017	2016	Favorable (Unfavorable)	% Change
Other (expense) income

Interest expense	$(1,761)	$(639)	$1,122	(175.59)%
Interest income	$41	$41	$—	—%

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

The note discount associated with the Interstate Battery convertible note is amortized using the effective interest method over the three-year term of the note, maturing on May 24, 2019. Using the effective interest method results in higher expense in later periods. Thus, non-cash interest expense associated with the note discount amortization was $0.4 million in 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had total assets of $71.4 million and working capital of $11.0 million, which gives no effect to a January 2019 public offering of our common shares from which we received approximately $9.1 million of net proceeds.

The following table summarizes our cash used in operating, investing and provided by financing activities (in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(26,318)	$(19,002)	$(11,121)
Net cash used in investing activities	$(3,929)	$(9,775)	$(29,606)
Net cash provided by financing activities	$28,346	$24,988	$35,501

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2018, 2017 and 2016 was $26.3 million, $19.0 million and $11.1 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation charges, warrant modification charges (2018), loss on disposal of leasehold improvements (2018) and non-cash charges related the impairment charge (2017), as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2018, 2017 and 2016 was $3.9 million, $9.8 million and $29.6 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build out of our TRIC recycling facility in Nevada, and, to a lesser extent, our corporate headquarters during 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2018 consisted of $26.6 million net proceeds from our June 2018 public offering and $2.1 million net proceeds from underwriters’ exercise, in January 2018, of their overallotment option related to our December 2017 public offering partially offset by lease and debt payments. Net cash provided by financing activities for the year ended December 31, 2017 primarily consisted of $13.8 million net proceeds from the issuance of common stock in our December 2017 public offering, $10.5 million net proceeds from the issuance of common stock to Johnson Controls and $1.1 million proceeds from the exercise of stock options partially offset by lease and debt payments.

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

As of the date of this report, and after giving effect to a January 2019 public offering of our common shares from which we received approximately $9.1 million of net proceeds, we believe that our working capital is sufficient to fund our current plan of operations at TRIC over the next twelve months. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond that planned for 16 modules, and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. We intend to seek additional funds through various financing sources, includin

g the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, Aqua Metals Reno, or AMR, was not in compliance with its the minimum debt service coverage ratio covenant on its loan from Green Bank as of the fiscal quarter ends between March 31, 2017 and December 31, 2018. AMR received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in the future years (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$2,156	$624	$1,305	$227	—
Capital lease obligations	39	16	12	11	—
Convertible debt	6,651	6,651	—	—	—
Notes payable	9,506	295	648	737	7,826
	$18,352	$7,586	$1,965	$975	$7,826

Operating lease obligations

We lease our Alameda, California and McCarran, Nevada spaces under non-cancelable operating leases, expiring in 2022 and 2021, respectively. On February 4, 2019, we entered into a sublease agreement effective as of February 1, 2019 for the Alameda, California facility. The term of the sublease commenced in February 2019, and ends on May 1, 2022. The above obligations do not include partially offsetting sublease income of approximately $1.5 million.

Capital lease obligations

We financed certain of our lab equipment purchases through the use of capital leases. The lease terms are between 24 and 36 months with an option to purchase the asset at the end of the lease term for $1.

Convertible debt

Our convertible debt bears interest at 11% per annum and both interest and principal are due at maturity on May 25, 2019. Interest is not convertible. See Note 10 in the accompanying notes to the consolidated financial statements for further description. In January 2019, this note was paid in full.

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

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and restricted cash balances as of December 31, 2018 consisted of cash and cash equivalents. Our primary exposure to market risk is interest expense related to our debt with Green Bank. The interest rate on this loan adjusts on the first day of each calendar quarter equal to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published by the Wall Street Journal. We experience market risk with respect to the volatility of lead commodity prices. The purchase price of our primary raw material used lead acid batteries (used LABs), and the sales price of our lead-based finished products are based on commodity pricing. Due to the relatively short turnaround between the purchase of used LABs and the sale of our finished goods, we believe the risk is minimized.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aqua Metals, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aqua Metals, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

We have served as the Company’s auditor since 2014.

/s/ Armanino LLP
San Ramon, CA
February 28, 2019

AQUA METALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

ASSETS
	December 31, 2018	December 31, 2017
Current assets
Cash and cash equivalents	$20,892	$22,793
Accounts receivable	725	882
Inventory	765	1,239
Prepaid expenses and other current assets	370	770
Total current assets	22,752	25,684

Non-current assets
Property and equipment, net	45,548	45,733
Intellectual property, net	1,271	1,461
Other assets	1,800	1,564
Total non-current assets	48,619	48,758

Total assets	$71,371	$74,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,088	$1,436
Accrued expenses	5,196	1,801
Deferred rent, current portion	8	192
Lease liability, current portion	121	—
Notes payable, current portion	311	405
Convertible note payable, current portion	4,075	—
Total current liabilities	11,799	3,834

Deferred rent, non-current portion	27	771
Lease liability, non-current portion	110	—
Asset retirement obligation	745	701
Notes payable, non-current portion	8,600	8,839
Convertible note payable, non-current portion	—	1,332
Total liabilities	21,281	15,477

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 50,000,000 shares authorized; 38,932,437 and 27,554,076 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	39	27
Additional paid-in capital	145,147	113,780
Accumulated deficit	(95,096)	(54,842)
Total stockholders’ equity	50,090	58,965

Total liabilities and stockholders’ equity	$71,371	$74,442

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year ended December 31,
	2018	2017	2016
Product sales	$4,449	$2,088	$—

Operating cost and expense
Cost of product sales	22,761	9,541	—
Research and development cost	4,502	8,103	6,348
General and administrative expense	14,214	6,891	6,610
Impairment charge	—	2,411	—
Total operating expense	41,477	26,946	12,958

Loss from operations	(37,028)	(24,858)	(12,958)

Other income and expense
Interest expense	(3,447)	(1,761)	(639)
Interest and other income	223	41	41

Total other expense, net	(3,224)	(1,720)	(598)

Loss before income tax expense	(40,252)	(26,578)	(13,556)

Income tax expense	(2)	(2)	(1)

Net loss	$(40,254)	$(26,580)	$(13,557)

Weighted average shares outstanding, basic and diluted	34,154,826	20,293,100	15,267,233

Basic and diluted net loss per share	$(1.18)	$(1.31)	$(0.89)

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

December 31, 2015	14,137,442	$14	$48,356	$(14,705)	$33,665

Stock-based compensation - stock options	—	—	1,060	—	1,060
Warrants issued for consulting services	—	—	138	—	138
Cashless exercise of warrant	15,203	—	—	—	—
Exercise of options to purchase common stock	4,500	—	19	—	19
Common stock issued in May 2016 Private Placement, net of $345 offering costs	719,333	1	4,777	—	4,778
Common stock issued for cash in May 2016 from Interstate Battery, net of $629 allocated transaction cost	702,247	1	4,369	—	4,370
Common stock issued in November 2016 public offering, net of $1,688 offering costs	2,300,000	2	21,540	—	21,542
Proceeds allocated to warrants issued and beneficial conversion feature in connection with Interstate Batteries Agreement	—	—	4,975	—	4,975
Net loss	—	—	—	(13,557)	(13,557)

December 31, 2016	17,878,725	$18	$85,234	$(28,262)	$56,990

Stock-based compensation	—	—	1,081	—	1,081
Cashless exercise of warrants	1,173,296	1	(1)	—	—
Exercise of warrants to purchase common stock	2,500	—	15	—	15
Exercise of options to purchase common stock	284,370	—	1,071	—	1,071
Common stock issued under Officers and Directors Purchase Plan	2,404	—	8	—	8
Common stock issued for cash in February 2017 from Johnson Controls, net of $167 transaction cost	939,005	1	10,471	—	10,472
Common stock issued for purchase of Ebonex IPR Limited	123,776	—	2,149	—	2,149
Common stock issued in December 2017 public offering, net of $1,256 transaction cost	7,150,000	7	13,752	—	13,759
Net loss	—	—	—	(26,580)	(26,580)

December 31, 2017	27,554,076	$27	$113,780	$(54,842)	$58,965

Stock-based compensation	—	—	1,201	—	1,201
Common stock issued under Officers and Directors Purchase Plan	2,034	—	4	—	4
Common stock issued upon RSU vesting	65,600	—	—	—	—
Common stock issued for consulting services	152,727	—	423	—	423
Common stock issued in overallotment related to December 2017 Public Offering, net of $10 transaction cost	1,072,500	2	2,101	—	2,103
Common stock issued for cash in June 2018 Public Offering, net of $2,096 transaction cost	10,085,500	10	26,636	—	26,646
Modification of Interstate Batteries warrant #1	—	—	1,002	—	1,002
Net loss	—	—	—	(40,254)	(40,254)

Balances, December 31, 2018	38,932,437	$39	$145,147	$(95,096)	$50,090

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(40,254)	$(26,580)	$(13,557)
Reconciliation of net loss to net cash used in operating activities
Depreciation	3,213	2,908	687
Amortization of intellectual property	190	163	128
Accretion of asset retirement obligation	—	—	—
Fair value of warrant modification, net	402	—	—
Fair value of warrants issued for consulting services	—	—	138
Fair value of common stock issued for consulting services	423	—	—
Stock-based compensation	1,201	1,081	1,060
Amortization of debt discount	2,006	360	54
Amortization of deferred financing costs	83	83	62
Non-cash convertible note interest expense	690	618	343
Lease liability, net of deferred rent write-off	(493)	—	—
Amortization of lease liability	(80)	—	—
Impairment of acquired intellectual property	—	2,411	—
Loss on sale of equipment	869	76	—
Inventory write down	179	456	—
Changes in operating assets and liabilities
Accounts receivable	157	(882)	—
Inventory	295	(1,636)	(59)
Prepaid expenses and other current assets	400	236	(394)
Accounts payable	472	926	(176)
Accrued expenses	4,009	924	564
Deferred rent	(124)	(177)	—
Net cash used in operating activities	(26,318)	(19,002)	(11,121)

Cash flows from investing activities:
Purchases of property and equipment	(3,693)	(8,819)	(29,156)
Proceeds from sale of equipment	—	4	—
Other assets	(236)	(345)	(250)
Intellectual property related expenditures	—	(615)	(200)
Net cash used in investing activities	(3,929)	(9,775)	(29,606)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	28,753	25,325	30,709
Payments on notes payable	(277)	(201)	(14)
Payments on capital leases	(130)	(136)	(52)
Proceeds from issuance of convertible notes payable, net of issuance costs	—	—	4,858
Net cash provided by financing activities	28,346	24,988	35,501

Net decrease in cash, cash equivalents and restricted cash	(1,901)	(3,789)	(5,226)
Cash, cash equivalents and restricted cash at beginning of period	22,793	26,582	31,808

Cash, cash equivalents and restricted cash at end of period	$20,892	$22,793	$26,582

(Continued)

AQUA METALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$668	$699	$330
Cash paid for income taxes	$2	$2	$1
Non-cash investing activities
Tenant improvement allowances	$—	$—	$78

Non-cash financing activities
Capital lease	$38	$—	$310
Fair value of consulting warrants	$—	$—	$138
Fair value of financing warrants	$—	$—	$229
Fair value of common stock issued to consultants	$423	$—	$—
Total non-cash financing activities	$461	$—	$677

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$180	$(1,062)	$1,200
Change in property and equipment resulting from change in accrued expenses	$(14)	$(1,098)	$1,330
Recognition of convertible debt discount	$—	$—	$4,975
Asset retirement obligation offset with asset retirement cost (property and equipment)	$—	$670	$—
Fair value of common stock issued for intellectual property	$—	$2,149	$—
Reduction in accrued liabilities upon modification of Interstate Battery warrant #1	$600	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.
Notes to Consolidated Financial Statements

1.	Organization and Operations

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

Liquidity and Management Plans

The Company completed the development of its first LAB recycling facility at the Tahoe Reno Industrial Center (“TRIC”) and commenced production during the first quarter of 2017. The TRIC facility produces recycled lead, consisting of lead compounds, ingoted hard lead and ingoted AquaRefined lead as well as plastic.

The Company generated revenues of $4.4 million and $2.1 million during 2018 and 2017, had no revenue in 2016, and had net losses of $40.3 million, $26.6 million and $13.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company’s cash balance was $20.9 million. The Company believes that its working capital as of the date of this report is sufficient to fund the commissioning and commencement of commercial operations of 16 AquaRefining modules and its commercial operations at TRIC through, at least, April 2020, assuming the successful commercial rollouts of the 16 AquaRefining modules.

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

In November 2016, the Financial Accounting Standards Board, FASB issued Accounting Standards Update ("ASU") No. 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows rather than reconciling and explaining the period-over-period change in total cash and cash equivalents (excluding restricted cash). The Company adopted this new ASU beginning January 1, 2018 using the required full retrospective approach. The adoption of this standard resulted in an increase in net cash used in investing activities of $1.1 million and $10.5 million in the consolidated statements of cash flows for the year ended December 31, 2017 and December 31, 2016, respectively. As there is no restricted cash at December 31, 2018 or 2017, there is no effect on the year ended December 31, 2018.

	December 31,
	2016	2015

Cash and cash equivalents	$25,458	$20,141
Restricted cash	1,124	11,667

Total cash, cash equivalents and restricted
cash shown in the statement of cash flows	$26,582	$31,808

Accounts receivable

The Company sells its products to large well-established companies and extends credit without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. In the event that payment of a customer’s account receivable is doubtful, the Company would reserve the receivable under an allowance for doubtful accounts. As of December 31, 2018, and 2017, the Company believes that all receivables have been or will be collected and, therefore, has not created any reserve for doubtful accounts.

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

Intangible and other long-lived assets

Intangible assets consist of a patent application contributed to the Company by five founding stockholders, patent applications for technology developed by the Company, trademark applications and a patent portfolio acquired during 2017. The useful life of this intellectual property has been determined to be ten years and the assets are being amortized straight-line over this period. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. The Company evaluates the need to record impairment during each reporting period. As further described in Note 6, the Company recorded an impairment of $2.4 million in the second quarter of 2017 on its patent portfolio. As of December 31, 2018, the Company determined that the estimated life of the Intellectual Property properly reflected the current remaining economic life of the asset.

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

Revenue Recognition

The Company records revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. ASC 606 provides a single comprehensive model for the recognition of revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It requires an entity to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) with the customer, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. ASC 606 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Revenue is generally recognized with the delivery of the Company’s products, primarily hard lead, lead compounds and plastics, to customers. Sales, value add, and other taxes, if any, that are collected concurrent with revenue-producing activities are excluded from revenue as they are subsequently remitted to governmental authorities. Incidental items that are immaterial in the context of the contract are recognized as expense. Freight and shipping costs related to the transfer of the Company’s products to customers are included in revenue and cost of product sales. Payment on invoices is generally due within 30 days of the invoice.

Arrangements with Multiple Performance Obligations

Contracts with customers may include multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company expects that many of our contracts will have a single performance obligation as the promise to transfer the individual goods or services will not be separately identifiable from other promises in the contracts and therefore, not distinct. For contracts with multiple performance obligations, revenue will be allocated to each performance obligation based on the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling prices is based on prices charged separately to customers or expected cost-plus margin. At present, the Company does not have any arrangements with multiple performance obligations.

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

Fair value measurements

The carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses, and deferred rent approximate fair value due to the short-term nature of these instruments. The carrying value of short and long-term debt, and lease liabilities also approximates fair value since these instruments bear market rates of interest or are calculated using market rates of interest. None of these instruments are held for trading purposes.

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

There are no assets or liabilities that are measured at fair value on a recurring basis at December 31, 2018 or 2017.

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

	Year Ended December 31,
Excluded potentially dilutive securities (1):	2018	2017	2016

Convertible note - principal	702,247	702,247	702,247
Consulting warrants to purchase common stock	—	—	486,364
Options to purchase common stock	1,694,068	578,813	915,572
Unvested restricted stock	96,623	180,951	—
Financing warrants to purchase common stock	2,340,828	2,340,828	3,316,208
Total potential dilutive securities	4,833,766	3,802,839	5,420,391

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

Concentration of Credit Risk

Revenues from the following customers each represented at least 10% of total revenue for the periods listed below. Johnson Controls Battery Group, Inc. also represented a significant portion of our accounts receivable as of December 31, 2018 and 2017.

				Accounts Receivable
	Revenue			As of December 31,
	2018	2017	2016	2018	2017

Johnson Controls Battery Group, Inc.	88%	96%	—%	95%	95%

Substantially all of the chemicals used in our refining process are provided by one supplier and supply of used lead acid batteries has, during 2018 and 2017, been provided by two vendors as indicated below.

	2018	2017

Supplier A	32%	56%
Supplier B	64%	44%

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-2 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC Topic 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has two longer term office leases and a few small equipment leases. At January 1, 2019, the Company will record a lease liability equal to the present value of future lease payments not yet paid on each of these leases and an asset for its right to use the underlying assets, net of any previously recorded impairment. The effect of the adoption of this standard is an increase in lease liabilities of $1.6 million offset by an increase in assets of the same amount.

There were no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2018 that are of significance or potential significance to the Company.

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

Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of our revenue during the years ended December 31, 2018 and 2017.

4.	Inventory, net

Inventory consisted of the following (in thousands):

	December 31,
	2018	2017

Finished goods	$43	$512
Work in process	164	182
Raw materials	558	545
	$765	$1,239

5.	Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life (Years)	December 31,
Asset Class		2018	2017

Operational equipment	3-10	$15,926	$15,457
Lab equipment	5	698	685
Computer equipment	3	201	174
Office furniture and equipment	3	336	326
Leasehold improvements	5-7	—	1,408
Land	—	1,047	1,047
Building	39	24,820	24,847
Asset retirement cost	20	670	670
Equipment under construction		7,892	4,552
		51,590	49,166
Less: accumulated depreciation		(6,042)	(3,433)

		$45,548	$45,733

Depreciation expense was $3.2 million, $2.9 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The building is a 136,750 square foot lead acid battery recycling plant being built in McCarran, Nevada. Equipment under construction is primarily AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.

Certain costs necessary to make the recycling facility ready for its intended use have been capitalized, including interest expense on notes payable. Capitalized interest totaled $0.5 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. Capitalization of interest ceased upon completion of the building in early November 2016.

The Company has financed certain of its lab equipment purchases through the use of capital leases. The lease terms are generally between 24 and 36 months with an option to purchase the asset at the end of the lease for $1. Total lab equipment included in the above table at December 31, 2018 subject to capital leases is $0.4 million less accumulated depreciation of $0.2 million resulting in net fixed assets under capital lease of $0.2 million. Total lab equipment included in the above table at December 31, 2017 subject to capital leases was $0.4 million less accumulated depreciation of $0.1 million resulted in net fixed assets under capital lease of $0.3 million. These assets are depreciated using the same useful lives as noted above and included in depreciation expense. See Note 12 – Notes Payable for minimum future payments related to these equipment leases.

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

The increase of $0.6 million (including the Ebonex transaction detailed above) and $0.2 million in 2017 and 2016, respectively, was due to fees associated with additional patent and trademark filings. There were no increases to intellectual property in 2018. The intellectual property balance is being amortized straight-line over a 10-year period.

Intellectual property, net, is comprised of the following (in thousands):

	2018	2017
Intellectual property	$1,906	$1,906
Accumulated amortization	(635)	(445)
Intellectual property, net	$1,271	$1,461

Aggregate amortization expense for the year ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.2 million and $0.1 million, respectively.

Estimated future amortization is as follows as of December 31, 2018 (in thousands):

2019	$191
2020	191
2021	191
2022	191
2023	191
Thereafter	316
Total estimated future amortization	$1,271

7.	Other Assets

Other assets consist of the following (in thousands).

	December 31,
	2018	2017

Alameda security deposit (1)	$55	$321
CD for Green Bank collateral security (2)	1,026	1,019
Nevada sales and use tax deposit	49	49
Facility Closure Trust deposit (3)	670	450
	1,800	1,839
Less: current portion (1)	—	(275)

Other assets, non-current	$1,800	$1,564

(1)
The lease deposit related to the Alameda headquarters was released over time: $275,000 was released in June 2018; the remainder will be released at the end of the lease term. The current portion in 2017 was included in prepaid expenses and other current assets in the consolidated balance sheet.

(2)
The $1.0 million certificate of deposit is held by Green Bank as collateral for the Green Bank note payable balance. The deposit with Green Bank will be released after TRIC has three consecutive months of positive cash flow from operations.

(3)
The Company has entered into a Facility Closure Trust Agreement for the benefit of the Nevada Division of Conservation and Natural Resources (NDEP). Funds deposited in the Trust are to be available when and if needed, for closure and/or post-closure care of the facility related to potential decontamination and hazardous material cleanup. The Trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. In addition, the Trustee shall refund to the Company such amounts as the NDEP specifies in writing. $100,000 was deposited upon establishment of the Trust Fund, on October 31, 2016; $350,000 was deposited on October 31, 2017; and $220,000 was deposited on October 31, 2018.

8.	Accrued liabilities

Accrued liabilities consist of the following (in thousands).

	December 31,
	2018	2017

Fixed asset related	$218	$232
Payroll related	2,115	470
Use tax accrual	2	75
Professional services	159	88
Key man penalty accrual	2,500	—
Estimated Interstate Battery settlement	—	600
Other	202	336
	$5,196	$1,801

9.	Asset Retirement Obligation

ASC Topic 410-20, “Asset Retirement and Environmental Obligations, Asset Retirement Obligations” requires the recording of a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the Company’s facility at TRIC upon closure. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs was $0.7 million and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that was capitalized. Accretion of the ARO for the year ended December 31, 2018 and 2017 was $44,000 and $31,000 respectively.

The Company entered into a facility closure trust agreement in October 2017 for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the trust are to be available, when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. The trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. Through December 31, 2018, $670,000 has been contributed to the trust fund.

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

Interest cost on the note for the years ended December 31, 2018, 2017 and 2016 totaled $0.7 million, $0.6 million and $0.3 million, respectively. Amortization of the note discount for the years ended December 31, 2018, 2017 and 2016 totaled $2.0 million, $0.4 million and $0.1 million, respectively. Amortization of the deferred financing costs, more fully described in Note 13, totaled $47,000, $48,000 and $27,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The convertible note payable is comprised of the following (in thousands):

	December 31,
	2018	2017

Convertible note payable	$5,000	$5,000
Accrued interest	1,651	961
Deferred financing costs, net	(20)	(67)
Note discount	(2,556)	(4,562)

Less current portion	$4,075	$—

Convertible note payable, non-current portion	$—	$1,332

As of December 31, 2018, the Interstate Battery convertible note’s “if-converted value” did not exceed its principal amount. As further described in Note 19 - Subsequent Events. This note was fully paid off in January 2019.

11.	Deferred Rent

On August 7, 2015, the Company signed a lease for 21,697 square feet of mixed office and manufacturing space in Alameda, CA. The term of the lease is 76 months plus 6 months pre-commencement date for tenant improvement construction. The total cost of the lease is $3.0 million which was being amortized over 82 months at approximately $37,000 per month. As of December 31, 2016, the landlord had paid for $0.9 million in tenant improvements. The tenant improvements cost has been included in owned assets and deferred rent and was being amortized over the life of the lease.

In July 2018, the Company signed a lease for 14,016 square feet of mixed office and warehouse space in McCarran, Nevada. The lease term is 42 months. The total cost of the lease is $0.4 million, which is being amortized over 42 months at approximately $9,000 per month.

Amortization of deferred rent expense for the years ended December 31, 2018 and 2017 was $0.1 million and $0.2 million, respectively. Net deferred rent expense for the year ended December 31, 2016 was $29,000.

In October 2018, the Company moved its corporate headquarters to its McCarran, Nevada facility and ceased to use its Alameda, California facility. In February 2019, the Company sublet the California facility. Upon vacating the property, the Company wrote off the remaining amount of deferred rent in the amount of $0.8 million, and recorded a liability for the present value of remaining lease payments less estimated sublease income in the amount of $0.3 million recorded in the balance sheet as lease liability. Additionally, the Company wrote off the net book value of its leasehold improvements of approximately $0.8 million during the fourth quarter of 2018.

12.	Notes Payable

AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. For the first twelve months only interest was payable; thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter equal to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all covenants as of and for the years ending December 31, 2016 and 2015. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for each of the calendar quarters in the period March 31, 2017 through December 31, 2018. AMR has received a waiver for the minimum debt service coverage ratio covenant for each period of non-compliance.

Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, accessions and a certificate of deposit in the amount of $1.0 million.

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

Notes payable is comprised of the following (in thousands):

	December 31,
	2018	2017

Notes payable, current portion
Capital equipment leases, current portion	$16	$128
Green Bank, net of issuance costs	295	277
	$311	$405

Notes payable, non-current portion
Capital equipment leases, non-current portion	$31	$11
Green Bank, net of issuance costs	8,569	8,828
	$8,600	$8,839

The capital equipment lease obligations relate to capital leases further discussed in Note 5 – Property and Equipment, net. The costs associated with obtaining the Green Bank loan of $0.8 million were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense over the twenty-one year life of the loan. Amortization of the deferred financing costs was $35,000, $35,000 and $35,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The principal payments detailed below are excluding the effect of the reduction in the carrying amount related to the deferred financing costs.

The future principal payments related to the Green Bank note and capital equipment lease obligations are as follows as of December 31, 2018 (in thousands):

2019	311
2020	319
2021	341
2022	363
2023	385
Thereafter	7,826
Total loan payments	9,545

13.	Stockholders’ Equity

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

Interstate Battery Agreements

Investment Agreement

The Company entered into a Credit Agreement dated May 18, 2016 with Interstate Battery pursuant to which Interstate Battery loaned the Company $5.0 million in consideration of the Company’s issuance of a secured convertible promissory note in the original principal amount of $5.0 million. The note bears interest at the rate of eleven percent (11%) per annum, compounding monthly, and all interest is payable upon the earlier of maturity or conversion of the principal amount. The loan matures on May 24, 2019. The outstanding principal is convertible into shares of the Company’s common stock at a conversion price of $7.12 per share. The Company’s obligations under the note and Credit Agreement are secured by a second priority lien on the real estate, fixtures and equipment at the Company’s recycling facility at McCarran, Nevada. The Credit Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional credit agreements. Interstate Battery had previously raised a claim that the Company was in technical breach of a negative covenant under loan. The claimed breach related to the Company’s failure to obtain Interstate Battery’s prior written consent to the Company’s acquisition of Ebonex IPR, Ltd. The Company estimated in 2017 that resolving the claim would result in a charge of $0.6 million. The Company recorded the $0.6 million in general and administrative expenses as of December 31, 2017 with the offset in accrued liabilities. The Company resolved this alleged breach in connection with a series of agreements with Interstate Battery in June 2018 as further described below and in Note 14.

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

The warrants contain cashless exercise and standard anti-dilution adjustment provisions. The first warrant issued above was modified in June 2018 to extend the expiration date to June 30, 2020 and reduce the exercise price to $3.33 peer share. See Note 14 for further details of this modification. If Interstate converts its convertible note and exercises both warrants in their entirety, it will own approximately 8.3% of the Company’s common stock at an average price per share of approximately $7.22.

The Company also entered into a Stock Purchase Agreement dated May 18, 2016 with Interstate Battery pursuant to which the Company issued and sold to Interstate Battery 702,247 shares of the Company’s common stock at $7.12 per share for gross proceeds of approximately $5.0 million. The Stock Purchase Agreement includes customary representations, warranties, and covenants by Interstate Battery and us, and an indemnity from us in favor of Interstate Battery.

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

	Warrant #1	Warrant #2
Warrant shares issued	702,247	1,605,131
Market price	11.39	11.39
Exercise price	7.12	$9.00
Term (years)	2 years	3 years
Risk-free interest rate	0.91%	1.05%
Volatility	65.70%	67.80%
Dividend rate	—%	—%
Per share FV of warrant	5.89	5.89
FV of warrant	$4,136	$9,450

Both warrants were issued on May 24, 2016, when the closing market price of the Company’s stock was $11.39.
The table below presents the allocation of the proceeds based on the relative fair values of the stock, warrants and note (in thousands).

	Fair value	Allocated value

Allocation of Proceeds
Convertible note	$4,879	$1,844
Warrants	13,586	5,134
Common stock	7,998	3,022

	$26,463	$10,000

The difference between the face value of the convertible note and the allocated amount (which considers both the allocated fair value of the issued stock and allocated fair value of the warrants) was recorded as an initial discount to the convertible note; common stock was recorded at its allocated fair value as a credit to par value and additional paid-in capital as appropriate, based on the number of shares issued, and the allocated fair value of the warrant was credited to additional paid-in capital. After taking into consideration the amortization of the note discount, the effective interest rate on the convertible note is 184.75% per annum.

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

Costs incurred in connection with the deal of $771,000 were allocated between additional paid-in capital and prepaid financing/ debt discount (“debt issuance costs”) in the same manner as the above allocation of proceeds. The allocated debt issuance costs of $142,000 were recorded as a reduction to the carrying amount of the convertible note and are being amortized as interest expense over the three-year life of the loan. The remaining $629,000 was recorded as a reduction to additional paid-in capital.

National Securities Placement

On May 18, 2016, the Company entered into a Stock Purchase Agreement and a Registration Rights Agreement with certain accredited investors pursuant to which the Company issued and sold to the investors 719,333 shares of its common stock at a price of $7.12 per share for the gross proceeds of approximately $5.1 million. The Stock Purchase Agreement includes customary representations, warranties, and covenants by the investors and the Company, and an indemnity from the Company in favor of the investors. The private placement closed on May 24, 2016. The Company included all of these shares in its S-3 Registration Statement filed with the Securities and Exchange Commission on August 1, 2016.

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

2016 Public Offering

On November 21, 2016, the Company completed a public offering of 2.3 million shares of its common stock at a public offering price of $10.00 per share. Net proceeds to the Company from the public offering were approximately $21.5 million after deducting underwriting discounts, commissions and offering expenses. In connection with the public offering, the underwriter received a fee of $1.4 million and a warrant to purchase 33,450 shares of the Company’s common stock at $10.00 per share that is exercisable commencing May 20, 2017 and expires on November 21, 2019. The fair value of the warrant, $229,000, was recorded as an increase to offering expenses and an increase to additional paid-in capital. The Company calculated the fair value of the warrant using a BlackScholes Merton model with the assumptions as follows: $12.66 closing market value on the date of grant; 3-year term; 72% volatility; 1.36% discount rate and 0% annual dividend rate.

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

2018 Public Offering

On June 18, 2018, the Company completed a public offering of 10,085,500 shares of its common stock, at the price of $2.85 per share, for gross proceeds of $28.7 million. After the payment of underwriter discounts and offering expenses, the Company received net proceeds of approximately $26.6 million.

Other shares issued

The Company issued 65,600 shares of common stock upon vesting of Restricted Stock Units during the year ended December 31, 2018. Additionally, the Company issued 2,034 shares of common stock pursuant to the Officers and Directors Purchase Plan during the year ended December 31, 2018 for proceeds of $4,000.

The Company issued 152,727 shares of common stock in conjunction with consulting agreements during the fourth quarter of 2018 with a fair value of $0.4 million. Fair value was determined using the intrinsic value method: total number of shares issued under the consulting contract multiplied by the closing market price of the date of issuance.

Warrants issued

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

	1/31/2016	4/30/2016	7/31/2016
Warrant shares issued	12,500	12,500	12,500
Market price	4.63	8.37	9.31
Exercise price	$6.00	$6.00	$6.00
Term (years)	1.25	2.25	2
Risk-free interest rate	0.97%	0.77%	0.72%
Volatility	80.00%	80.00%	80.00%
Dividend rate	—%	—%	—%
Per share FV of warrant	1.24	4.58	5.19
FV of warrant	$16	$57	$65

The fair value of each of the warrants was recorded as increase to business development and management costs and increase in additional paid in-capital.

As noted in the preceding section, warrants to purchase 2,307,378 and 33,450 shares of the Company’s common stock were also issued for the Interstate Battery deal and the November 2016 Public Offering, respectively, during 2016. Please refer to the above section for specific valuation assumptions for these warrants.

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

Date of Warrant Exercise	Average Closing Market Price Per Share	Exercise Price Per Share	Warrant Shares Exercised	Common Shares Issued

2/10/2017	$11.016	0.0034375	392,728	392,605
2/13/2017	$13.062	$3.00	25,119	19,349
2/13/2017	$13.062	$6.00	72,420	39,154
2/15/2017	$16.768	$6.00	65,177	41,856
2/16/2017	$16.768	$6.00	35,000	22,470
3/17/2017	$20.262	$6.00	2,500	2,500
3/20/2017	$20.304	$3.00	226,068	192,666
3/20/2017	$20.304	$6.00	586,596	413,253
4/3/2017	$19.148	0.0034375	43,636	43,628
4/11/2017	$17.920	$6.00	12,500	8,315

			1,461,744	1,175,796

Warrant modification

On June 24, 2018, the Company entered into a series of agreements (see Note 14 for details) with Interstate Battery, which modified the terms of a warrant to purchase 702,247 shares of our common stock by reducing the exercise price of the warrant from $7.12 per share to $3.33 per share and extended the expiration date of the warrant from June 24, 2018 to June 23, 2020. The expiration date had previously been extended from May 2018 to June 2018 as part of the overall negotiations. The incremental fair value resulting from this modification was calculated to be $1.0 million using the Black-Scholes-Merton Option Pricing Model with the assumptions as follows: $3.26 per share fair value on the date of modification; 2-year term; 80.2% volatility; 2.56% discount rate and 0% annual dividend rate.

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

Warrants outstanding

Warrants outstanding to purchase shares of the Company’s common stock at a weighted average exercise price of $7.31 per share are as follows.

Exercise Price per Share	Expiration Date	Shares Subject to purchase at December 31, 2018

$3.33	6/23/2020	702,247
$9.00	5/18/2019	1,605,131
$10.00	11/21/2019	33,450

		2,340,828

Stock-based compensation

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

Stock-based compensation expense recorded was allocated as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Cost of product sales	$154	$143	—
Research and development cost	215	456	256
General and administrative expense	832	482	804
Total	$1,201	$1,081	$1,060

The following assumptions were used in the Black-Scholes-Merton option pricing model to estimate the fair value of the awards granted during the year ended December 31, 2018, 2017 and 2016.

Year ended December 31,
	2018	2017	2016

Expected stock volatility	76.9% - 86.3	70.5% - 73.2	71%-80
Risk free interest rate	2.1% - 3.0	1.4% - 2.0	0.9%-1.8
Expected years until exercise	2.5-3.5	2.5-3.5	2.5-4.0
Dividend yield	—%	—%	—%

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

The following table summarizes the 2014 Plan activity and related information through December 31, 2018.

		Options Outstanding		RSU’s outstanding
	Number of Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Number of RSU’s	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2016	443,565	915,572	$4.96	—	$—
Authorized	750,000
Granted	(330,884)	134,933	11.19	195,951	7.28
Exercised	—	(284,370)	3.77	—	—
Forfeited	202,322	(187,322)	6.44	(15,000)	5.78
Balance at December 31, 2017	1,065,003	578,813	6.51	180,951	7.40
Granted	(640,275)	1,269,925	3.99	207,623	2.42
Exercised	—	—	—	(65,600)	5.78
Forfeited	381,021	(154,670)	7	(226,351)	4.74
Balance at December 31, 2018	805,749	1,694,068	$4.57	96,623	$4.01

The number of options granted during 2018 include 840,000 options subject to the terms and conditions of the Company’s Amended and Restated 2014 Stock Incentive Plan (“2014 Plan) but were not issued under the 2014 Plan in reliance on Nasdaq Rule 5635(c)(4) and therefore do not reduce the number of shares available under the 2014 Plan.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2018, 2017 and 2016 was $1.71, $5.55 and $4.47 per share, respectively. The intrinsic value of options exercised during the year ended December 31, 2017 and 2016 was $1.5 million and $22,000, respectively. There were no stock option exercises during the year ended December 31, 2018. The amount of cash received from exercise of stock options during the year ended December 31, 2017 was $1.1 million.

Additional information related to the status of options at December 31, 2018 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractural Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding	1,694,068	4.57	3.77	6
Vested and exercisable	678,264	5.21	2.86	—

The intrinsic value of options is the fair value of the Company’s stock at December 31, 2018 less the per share exercise price of the option multiplied by the number of shares.

As of December 31, 2018, there is approximately $1.7 million of total unrecognized compensation cost related to the unvested share-based (option and RSU) compensation arrangements granted under the 2014 Plan. The remaining unrecognized compensation cost will be recognized over a weighted-average period of 2.1 years.

The following table summarizes information about stock options outstanding as of December 31, 2018:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Quantity	Weighted- Average Remaining Contractural Life (Years)	Quantity	Weighted- Average Remaining Contractural Life (Years)

$1.60 -$2.93	212,750	4.77	—	0.00
$2.94 - $3.00	422,500	4.33	82,500	4.33
$3.01 - $3.95	395,220	2.98	305,458	2.58
$3.96 - $6.92	310,267	3.44	134,494	2.30
$6.93 - $19.20	353,331	3.70	155,812	3.13

	1,694,068	3.78	678,264	2.86

Stock option issuances

In connection with his appointment as President of the Company in May 2018, Stephen Cotton was awarded options to purchase up to 840,000 shares of the Company’s common stock. Options to purchase 420,000 common shares are exercisable over a five-year period at an exercise price of $3.00 per share. Options to purchase 210,000 common shares are exercisable over a five-year period at an exercise price of $5.00 per share and options to purchase 210,000 common shares are exercisable over a five-year period at an exercise price of $7.00 per share. The options vest in 1/36th increments during each of the first twelve months following the date of grant and thereafter the options vest in one-third increments on the second and third anniversary of the date of grant. The options issued are subject to the terms and conditions of the 2014 Plan but were not issued under the 2014 Plan in reliance on with Nasdaq Rule 5635(c)(4) and therefore do not reduce the number of shares available under the 2014 Plan.

Option modification

In connection with his termination, the stock options of the Company’s former CEO were modified to extend the exercise period upon termination from 90 days to 2 years. The expense related to the modification of these stock option awards was approximately $15,000 and was recorded during the second quarter of 2018.

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

In July 2017, the Company granted 49,751 restricted stock units (RSUs) with a grant date fair value per share of $11.68 to its then Chief Financial Officer, Mr. Weinswig, as part of his employment agreement. Mr. Weinswig resigned in March 2018 and all of the RSUs expired by their terms prior to vesting.

Total intrinsic value of RSUs vested and released during 2018 was $0.1 million. Intrinsic value of RSUs outstanding at December 31, 2018 was $0.2 million.

As of December 31, 2018, there is approximately $11,000 of total unrecognized compensation cost related to the unvested share-based (RSU) compensation arrangements granted under the 2014 Plan. The remaining unrecognized compensation cost will be recognized over a weighted-average period of 11 days.

Reserved shares

At December 31, 2018, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity Plan
Subject to outstanding options and restricted shares	1,790,691
Available for future grants	805,749
Convertible note-principal	702,247
Officer and Director Purchase Plan	245,562
Warrants	2,340,828
5,885,077

14.	Commitments and Contingencies

Executive resignations

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

On December 3, 2018, Sewlyn Mould resigned as chief operating officer. Mr. Mould’s resignation as an officer the Company was treated as a termination without cause under his employment agreement with the Company. Pursuant to his employment agreement, Mr. Mould was entitled to one-time severance benefits that includes severance and benefits continuation expense of approximately $0.9 million paid out over a 2-year period in consideration of his execution of a customary release and separation agreement. Pursuant to a Separation Agreement and Release between the Company and Mr. Mould, Mr. Mould has agreed to receive, in lieu of two years of salary, a cash severance payment of $100,000 payable in six equal installments in accordance with the Company's regular payroll practices, plus an award of restricted stock units that will entitle him to receive, for each of the 21 consecutive months commencing on March 1, 2019, $33,333 of the Company's common shares based on volume-weighted average price over the 20 trading days preceding the first business day of the respective month. The Company has reserved the right, at its option, to pay Mr. Mould $33,333 of cash in lieu of any of the 21 monthly share issuances. The Separation Agreement and Release includes customary indemnification, confidentiality, non-disparagement and non-solicitation covenants and agreements of the parties.

Lease commitments

As discussed in Note 11, On August 7, 2015, the Company signed a lease for 21,697 square feet of mixed office and manufacturing space in Alameda, CA. On October 10, 2014, the Company entered into an operating lease for its current Oakland facility which expired in April 2018. The Company entered into a sublease agreement dated as of February 4, 2019 for the Alameda facility. The term of the sublease commences in February 2019, and ends on May 1, 2022. Total base rent payable by the sublessee through the end of the term of the sublease is approximately $1.5 million.

In July 2018, the Company signed a lease for 14,016 square feet of mixed office and warehouse space in McCarran, Nevada.

The future minimum payments related to these leases are as follows as of December 31, 2018 (in thousands):

2019	624
2020	643
2021	662
2022	227
Total minimum lease payments	$2,156

During the years ended December 31, 2018, 2017 and 2016, the Company has incurred total rent expense of $0.5 million, $0.5 million and $0.3 million, respectively.

See Note 12 for lease commitments associated with capital leases for fixed assets.

Interstate Battery Agreement commitment

Pursuant to the 2016 Interstate Battery Investor Rights Agreement, the Company had agreed to compensate Interstate Battery should either Stephen Clarke, the Company’s former chief executive officer, or Selwyn Mould, the Company’s current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company had agreed to pay Interstate Battery $2.0 million, per occurrence, if either officer was subject to a key-man event during the two years following May 18, 2016. The Company also agreed to pay Interstate Battery $2.0 million if either or both officers were subject to a key-man event during the third year following May 18, 2016. Pursuant to the Interstate Battery Investor Rights Agreement, the key-man payments are payable, at the option of the Company, in cash or shares of the Company’s common stock. Pursuant to the agreement, if Interstate Battery, in its sole and absolute discretion, agrees with the Company on mutually acceptable replacements. for Messrs. Clarke and/or Mould, as the case may be, the key man penalties shall be deemed waived by Interstate Battery.

Interstate Battery had previously raised a claim that the Company was in technical breach of a negative covenant under the Credit Agreement dated May 18, 2016 between the Company and Interstate Battery. The claimed breach related to the Company’s failure to obtain Interstate Battery’s prior written consent to its acquisition of Ebonex IPR, Ltd.

On June 24, 2018, the Company entered into a series of agreements with Interstate Battery, including an amendment to the Investor Rights Agreement. Pursuant to the amendment to the Investor Rights Agreement, Interstate Battery agreed to waive all payments under the key-man provisions of the Investor Rights Agreement with respect to the resignation of the Company’s former chief executive officer, Stephen Clarke. In addition, the parties agreed that the Company, at its option, can elect to eliminate the key-man event and all related key-man payments associated with Mr. Mould by (i) paying Interstate Battery a one-time fee of $0.5 million, payable in cash and (ii) agreeing to pay Interstate Battery $2.0 million, payable at the Company’s election in cash or shares of its common stock, should the Company’s current president, Stephen Cotton no longer serve as president of the Company during the period ending May 18, 2019. On December 3, 2018, Mr. Mould resigned as chief operating officer. The Company agreed to to pay the one time fee of $0.5 million. Additionally:

•
With respect to a Credit Agreement dated May 18, 2016 between the Company and Interstate Battery, Interstate Battery waived the alleged breach of the Credit Agreement based on the Company’s acquisition of Ebonex IPR, Ltd.;

•
The Company adjusted the terms of a warrant to purchase 702,247 shares of its common stock issued to Interstate Battery in May 2016, pursuant to which the exercise price of the warrant was decreased from $7.12 per share to $3.33 per share and the expiration date of the warrant was extended to June 23, 2020; and

•
Interstate Battery agreed to provide the Company with more favorable pricing and payment terms under the Supply Agreement dated May 18, 2016 pursuant to which the Company buys used lead acid batteries from Interstate Battery.

Johnson Controls Agreement Commitment

Pursuant to the Johnson Controls Investor Rights Agreement, the Company has agreed to compensate Johnson Controls should either Stephen Clarke, the Company’s current chief executive officer, or Selwyn Mould, the Company’s current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Johnson Controls $1.0 million per occurrence, if either officer is subject to a key-man event during the 18 months following February 7, 2017. The Company also agreed to pay Johnson Controls $1.0 million if either or both key-man events occur after 18 months and prior to 30 months following February 7, 2017. Pursuant to the agreement, if Johnson Controls, in its sole and absolute discretion, agrees with the Company on mutually acceptable replacements. for Dr. Clarke and/or Mr. Mould, as the case may be, the key man penalties shall be deemed waived by Johnson Controls. In connection with the resignations by Dr. Clarke and Mr. Mould described above, Johnson Controls has submitted to the Company its claim for payment of the key-man penalties in the total amount of $2.0 million. The Company has accrued the $2.0 million at December 31, 2018 but believes, however, that Johnson Controls’ demand was premature as it had not considered the adequacy of the replacements for Dr. Clarke or Mr. Mould and that any such claim can be asserted after their replacements have been appointed and considered in good faith.

Legal proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company, Stephen Clarke, Thomas Murphy and Mark Weinswig.  On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-7142.  On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs.  On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased the Company’s securities between May 19, 2016 and November 9, 2017, against the Company, Stephen Clarke, Thomas Murphy and Selwyn Mould.  The Amended Complaint alleges the defendants made false and misleading statements concerning the Company’s lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder.  The Amended Complaint seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act.  The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning the Company’s lead recycling operations contained in, or incorporated by reference in, the Company’s Registration Statement on Form S-3 filed in connection with its November 2016 public offering.   That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement.  The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act.  The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety and the plaintiff subsequently filed its opposition to the motion.  In January 2019, the court notified the parties that it will rule on the motion to dismiss without a hearing. The Company denies that the claims in the Amended Complaint have any merit and it intends to vigorously defend the action.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against the Company and certain of its current and former executive officers and directors, Stephen R. Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson.  On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability.  The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs.  The parties have entered into a stipulation staying the action until 30 days after a decision on the Company’s motion to dismiss the Amended Complaint in the class action described above.  The individual defendants deny that the claims in the shareholder derivative action have any merit and it intends to vigorously defend the action.

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

Related party transactions comprised the following for the years ended December 31, 2018, 2017 and 2016:

•
a series of transactions with Interstate Battery and its affiliate, a greater than five percent owner of our common shares described at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General - Interstate Battery Partnership” in this Form 10-K; and

•
the payment of $116,000 of salary during the year ended December 31, 2017; $156,000 of salary, bonus and consulting fees during the year ended December 31, 2016 to a former employee who is the brother of the Company’s former chief executive officer.

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

16.	Income Taxes

Net loss before income tax expense consists of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
US	(40,252)	(26,578)	(13,556)
Foreign	—	—	—
Total	$(40,252)	$(26,578)	$(13,556)

The components of the provision for income tax expense consist of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Current
Federal	—	—	—
State	2	2	1

Deferred
Federal	—	—	—
State	—	—	—

Total provision for income taxes	2	2	1

Reconciliation of the statutory federal income tax rates consist of the following :

	Year ended December 31,
	2018	2017	2016
Tax at federal statutory rate	21.00%	34.00%	34.00%
State tax, net of federal benefit	0.22%	—%	(0.01)%
Change in rate	(0.04)%	(22.13)%	(1.30)%
Valuation allowance	(20.24)%	(15.78)%	(30.70)%
Impairment charge of acquired IP	—%	6.86%	—%
Excess benefits from equity compensation	—%	(3.08)%	—%
Other	(0.93)%	0.14%	(2.00)%
Provision for taxes	0.01%	0.01%	(0.01)%

The components of deferred tax assets (liabilities) included on the consolidated balance sheet are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets
Capitalized start-up costs	$4,103	$4,312
Credits	465	484
Net operating losses	13,134	5,350
Others	1,153	818
Total gross deferred tax assets	18,855	10,964
Valuation allowance	(18,299)	(10,370)
Total gross deferred tax assets (net of valuation allowance)	556	594

Deferred tax liabilities
Patents	(250)	(239)
Fixed assets	(108)	—
Beneficial conversion feature - debt discount	(198)	(355)
Total gross deferred tax liabilities	(556)	(594)
Net deferred tax assets	—	—

The Company’s effective tax rate for the period ended December 31, 2018 was lower than the statutory tax rate primarily because of the valuation allowance on its US deferred tax assets taxed at lower rates, partially offset by state taxes and tax credits. The income tax expense for the year ended December 31, 2018, 2017 and 2016 relate to state minimum income tax.

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

Based on the available objective evidence at this time, management believes that it is more likely than not that the net deferred tax assets of the Company will not be fully realized. Accordingly, management has applied a full valuation allowance against net deferred tax assets at both December 31, 2018 and December 31, 2017. The net valuation allowance increased by approximately $7.9 million during the year ended December 31, 2018. The increase in net valuation allowance primarily relates to net operating losses generated during 2018 partially offset by a decrease related to the lower U.S. corporate federal income tax rate effective January 1, 2018.

The Company has Federal and California net operating loss carry-forwards of approximately $61.3 million and $3.8 million, respectively, available to reduce future taxable income which will begin to expire in December 31, 2034 for Federal and California purposes.

At December 31, 2018, the Company had research and development credits carryforward of approximately $0.3 million and $0.5 million for Federal and California income tax purposes, respectively. If not utilized, the Federal research and development credits carryforward will begin to expire in December 31, 2034. The California credits can be carried forward indefinitely.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards prior to utilization.

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2018, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgement and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2018, the Company’s total amount of unrecognized tax benefit was approximately $0.2 million, none of which will affect the effective tax rate, if recognized. The Company does not expect its unrecognized benefits to change materially over the next twelve months.

The Company files income tax returns with the United States federal government and the State of California. The Company’s tax returns for all prior years from the Company's inception in 2014 remain open to audit for Federal and California purposes.

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

Effective as of January 1, 2017, the Company adopted a change in accounting policy in accordance with ASU 2016-9 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The change was applied on a modified retrospective basis; no prior periods were restated as a result of this change in accounting policy.

ASU 2016-9 also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. Approximately $0.2 million of capitalized start-up costs (none of which were included in the deferred tax assets recognized in the statement of financial position as of December 31, 2016) have been attributed to tax deduction for stock-based compensation in excess of the related book expense. Under ASU 2016-9, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2017, the start of the year in which the Company adopted ASU 2016-9. The capitalized start-up costs recognized as of January 1, 2017, as described above, have been offset by a valuation allowance. As a result, there was no tax-related cumulative-effect to retained earnings for US tax purpose.

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

Quarterly Results of Operations (Unaudited)

The following table presents the unaudited statements of operations data for each of the eight quarters in the period ended December 31, 2018. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Unaudited Quarterly Results of Operations
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total for year 2018

Revenue - sales	$1,726	$483	$1,169	$1,071	$4,449

Operating expenses
Cost of product sales	5,436	4,600	6,453	6,272	22,761
Research and development cost	1,475	1,203	967	857	4,502
General and administrative expense	1,775	3,913	2,174	6,352	14,214
Total operating expenses	8,686	9,716	9,594	13,481	41,477
Loss from operations	(6,960)	(9,233)	(8,425)	(12,410)	(37,028)
Other income and expense
Interest expense	(587)	(719)	(919)	(1,222)	(3,447)
Interest and other income	17	25	81	100	223
Total other expense, net	(570)	(694)	(838)	(1,122)	(3,224)

Loss before income tax expense	(7,530)	(9,927)	(9,263)	(13,532)	(40,252)
Income tax expense	(2)	—	—	—	(2)
Net loss	(7,532)	(9,927)	(9,263)	(13,532)	(40,254)
Weighted average shares outstanding, basic and diluted	27,768,008	30,134,995	38,779,710	38,905,282	34,154,826
Basic and diluted net loss per share	$(0.27)	$(0.33)	$(0.24)	$(0.35)	$(1.18)

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total for year 2017

Revenue - sales	—	603	589	896	2,088

Operating expenses
Cost of product sales	—	2,531	3,140	3,870	9,541
Research and development cost	2,987	2,184	1,367	1,565	8,103
General and administrative expense	1,528	1,444	1,925	1,994	6,891
Impairment charge		2,411	—	—	2,411
Total operating expenses	4,515	8,570	6,432	7,429	26,946
Loss from operations	(4,515)	(7,967)	(5,843)	(6,533)	(24,858)
Other income and expense
Interest expense	(388)	(408)	(454)	(511)	(1,761)
Interest and other income	11	10	7	13	41
Total other expense, net	(377)	(398)	(447)	(498)	(1,720)

Loss before income tax expense	(4,892)	(8,365)	(6,290)	(7,031)	(26,578)
Income tax expense	(2)	—	—	—	(2)
Net loss	(4,894)	(8,365)	(6,290)	(7,031)	(26,580)
Weighted average shares outstanding, basic and diluted	18,792,850	20,123,041	20,265,020	21,956,993	20,293,100
Basic and diluted net loss per share	(0.26)	(0.42)	(0.31)	(0.32)	(1.31)

19.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued.

2019 Public Offering

On January 21, 2019, the Company completed a public offering of 5,175,000 shares of its common stock, at the price of $1.90 per share, for gross proceeds of $9.8 million. After the payment of underwriter discounts and offering expenses, the Company received net proceeds of approximately $9.1 million.

Payment of outstanding convertible debt
On January 24, 2018, the Company repaid Interstate Batteries the outstanding principal and interest on the convertible debt in the amount of $6.7 million. In connection with the payoff, the Company amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense.

Alameda, California sublease agreement
The Company entered into a sublease agreement dated as of February 4, 2019 for the Alameda facility. The term of the sublease commences on February 1, 2019 and ends on May 1, 2022. Total base rent payable by the sublessee through the end of the term of the sublease is approximately $1.5 million.

Equity awards
In January 2019, the Company granted 748,531 options and RSUs to employees and directors primarily in connection the Company's 2018 short-term and long-term incentive programs.

Operations, Management and Maintenance contract
On February 27, 2019, the Company entered into an Operations, Maintenance and Management Agreement ("Agreement") with Veolia North America Regeneration Services, LLC ("Veolia") pursuant to which Veolia will provide operational, maintenance and managerial services in regard to the Company’s AquaRefining facility located at the Trans-Reno Industrial Complex outside of McCarran, Nevada ("TRIC").

The Agreement has a minimum term of two (2) years and upon the expiration of the initial term the Agreement automatically extends for an additional one-year period unless either party delivers its written notice of termination no later than 180 days’ prior the end of the then current term. Either party may terminate the Agreement on ten days’ prior written notice in the event of breach by the other party that goes uncorrected during the notice period. Veolia may terminate the Agreement for any reason during the first six months of the Agreement and may also terminate the Agreement in the event of the Company’s failure to provide certain funding and support to the AquaRefining facility at TRIC. The Agreement contains representations, warranties and indemnities that are customary to commercial agreements of this nature.

Pursuant to the Agreement, the Company and Veolia have agreed to enter into good faith negotiations for a longer-term version of the Agreement that will provide for Veolia’s management and operation of the TRIC facility for a ten-year term. The parties have agreed to commence negotiations no later than April 1, 2020 and to use their good faith commercial best-efforts to conclude negotiations by September 30, 2020.

In consideration of the services to be provided by Veolia under the Agreement, the Company has agreed to issue to Veolia a total of 2,350,000 shares of its common stock in eight quarterly installments of 293,750 shares. Each installment is subject to weighted average antidilution adjustments in the event of the Company’s sale of common shares for cash consideration during the preceding quarterly period at a price less than $2.41 per share. In addition, the number of shares to be issued in each installment shall be capped at the current market value of $1.25 million based on the volume weighted average price of the Company’s shares over the 20 trading days preceding the date for issuance of such installment. The Company has also agreed to issue to Veolia, on the one-year anniversary of the Agreement, warrants to purchase an additional 2,000,000 shares of its common stock at an exercise price of $5.00 per share and, on the second anniversary of the Agreement, warrants to purchase an additional 2,000,000 shares of its common stock at an exercise price $7.00 per share. The warrants will have a term of ten years from the date of issuance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were effective as of December 31, 2018 in ensuring all material information required to be filed has been made known in a timely manner.

(b)	Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Veolia Agreement

On February 28, 2019, the Company entered into an Operations, Maintenance and Management Agreement ("Agreement") with Veolia North America Regeneration Services, LLC ("Veolia") pursuant to which Veolia will provide operational, maintenance and managerial services in regard to the Company’s AquaRefining facility located at the Trans-Reno Industrial Complex outside of McCarran, Nevada ("TRIC").

Pursuant to the Agreement, we have agreed with Veolia on annual capital and operational budgets and commercialization plans, and that the Veolia general manager will manage the operations of our AquaRefining facility at TRIC in accordance with those budgets and plans.

Pursuant to the Agreement, we have granted Veolia the right of first refusal to manage any future AquaRefining facilities directly owned by us on terms substantially similarly to those in the Agreement. We have also agreed to include Veolia in the marketing of any potential licensing of our AquaRefining technology to third parties with the goal of assisting Veolia in obtaining an engagement by the licensee to serve as operations and management service provider for such facility.

Pursuant to the Agreement, we and Veolia have agreed to enter into good faith negotiations for a longer-term version of the Agreement that will provide for Veolia’s management and operation of the TRIC facility for a ten-year term. The parties have agreed to commence negotiations no later than April 1, 2020 and to use their good faith commercial best-efforts to conclude negotiations by September 30, 2020. We have also agreed to enter into good faith negotiations with Veolia for a long-term agreement concerning Veolia’s participation in the commercial licensing and management of future AquaRefining facilities developed by licensees of Aqua Metals. We have agreed to commence negotiations on the long-term licensing agreement no later than December 31, 2019 and to use our good faith commercial best-efforts to conclude negotiations by June 30, 2020.

The Agreement has a minimum term of two years and upon the expiration of the initial term the Agreement automatically extends for an additional one-year period unless either party delivers its written notice of termination no later than 180 days’ prior the end of the then current term. Either party may terminate the Agreement on ten days’ prior written notice in the event of breach by the other party that goes uncorrected during the notice period. Veolia may terminate the Agreement for any reason during the first six months of the Agreement and may also terminate the Agreement in the event of our failure to provide certain funding and support to the AquaRefining facility at TRIC. The Agreement contains representations, warranties and indemnities that are customary to commercial agreements of this nature.

In consideration of the services to be provided by Veolia under the Agreement, we have agreed to issue to Veolia a total of 2,350,000 shares of our common stock in eight quarterly installments of 293,750 shares. Each installment is subject to weighted average antidilution adjustments in the event of our sale of common shares for cash consideration during the preceding quarterly period at a price less than $2.41 per share. In addition, the number of shares to be issued in each installment shall be capped at the current market value of $1.25 million based on the volume weighted average price of our shares over the 20 trading days preceding the date for issuance of such installment. We have also agreed to issue to Veolia, on the one-year anniversary of the Agreement, warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price of $5.00 per share and, on the second anniversary of the Agreement, warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price $7.00 per share. The warrants will have a term of ten years from the date of issuance. The securities will be issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

Executive Compensation

Effective as of February 25, 2019, we amended the Employment Agreement of our Chief Executive Officer, Stephen Cotton, to increase Mr. Cotton’s salary to $450,000 per year, effective as of January 7, 2019. We also agreed to provide Mr. Cotton with a change-in-control payment equal to twice his then annual salary and target annual bonus amount in the event of his termination without cause or his resignation for good reason following a change-in-control of Aqua Metals. At the same time, we granted Mr. Cotton a non-incentive stock option to purchase up to 1,260,000 shares of our common stock, with 420,000 options vesting on a one-year anniversary and exercisable at $3.08 per share, 420,000 options vesting on a two-year anniversary and exercisable at $3.68 per share and 420,000 options vesting on a three-year anniversary and exercisable at $4.18 per share.

Effective as of February 25, 2019, we also agreed to amend the Employment Agreement of our Chief Financial Officer, Judd Merrill, to provide Mr. Merrill with a change-in-control payment equal to 150% of his then annual salary and target annual bonus amount in the event of his termination without cause or his resignation for good reason following a change-in-control of Aqua Metals.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2018 fiscal year pursuant to Regulation 14A for our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement, and the information to be included in the 2019 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2019 Proxy Statement and is hereby incorporated by reference.

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

Number	Exhibit Description	Method of Filing

1.1	Underwriting Agreement dated as of December 7, 2017 between the Registrant and Oppenheimer & Co. Inc. as underwriter	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2017.

1.2	Underwriting Agreement dated as of January 17, 2019 between the Registrant and National Securities Corporation as underwriter	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 17, 2019

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27, 2018.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.2	Warrant dated September 8, 2014 issued to Liquid Patent Consulting, LLC	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

4.3	Form of Senior Secured Convertible Promissory Note issued by the Registrant to investors in the offering completed on October 31, 2014	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

4.4	Warrant dated October 31, 2014 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

4.5	Form of Underwriters’ Warrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.6	Convertible Term Note issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016

4.7	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016 (Two Year)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016

4.8	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016 (Three Year)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016

4.9	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to National Securities Corporation dated November 21, 2016 (Three Year)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 2, 2017

4.10	Warrant dated January 22, 2019 issued to National Securities Corporation	Filed electronically herewith

10.1	Form of Indemnification Agreement entered into by the Registrant with its Officers and Directors	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.2*	Aqua Metals, Inc. Amended and Restated 2014 Stock Incentive Plan	Incorporated by reference from the Registrant’s Proxy Statement on Form DEF 14A filed on April 24, 2017.

10.3*	Executive Employment Agreement dated January 15, 2015 between Stephen R. Clarke and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.4*	Executive Employment Agreement dated January 15, 2015 between Thomas Murphy and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.5*	Executive Employment Agreement dated January 1, 2015 between Selwyn Mould and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.6*	Executive Employment Agreement dated January 15, 2015 between Stephen D. Cotton and the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.7	Lease Agreement dated August 7, 2015 between Registrant and with BSREP Marina Village Owner LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 27, 2015.

10.8	Loan Agreement dated November 3, 2015 between Aqua Metals Reno, Inc. and Green Bank. N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2015.

10.9	Deed of Trust, Security Agreement and Fixture Filing dated November 3, 2015 made by Aqua Metals Reno, Inc. in favor of Green Bank. N.A	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2015.

10.10	Investor Rights Agreement between Aqua Metals, Inc. and Interstate Emerging Investments, LLC dated May 18, 2016	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed on August 1, 2016.

10.11*	Amendment No. 1 dated August 8, 2016 to Executive Employment Agreement dated January 15, 2015 between Aqua Metals, Inc. and Stephen R. Clarke	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016.

10.12*	Amendment No. 1 dated August 8, 2016 to Executive Employment Agreement dated January 15, 2015 between Aqua Metals, Inc. and Thomas Murphy	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016.

10.13*	Amendment No. 1 dated August 8, 2016 to Executive Employment Agreement dated January 15, 2015 between Aqua Metals, Inc. and Selwyn Mould	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016.

10.14*	Amendment No. 1 dated August 8, 2016 to Executive Employment Agreement dated January 15, 2015 between Aqua Metals, Inc. and Steve Cotton	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016.

10.15+	Tolling/Lead Purchase Agreement dated February 7, 2017 between the Registrant and Johnson Controls Battery Group, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017.

10.16+	Equipment Supply Agreement dated February 7, 2017 between the Registrant and Johnson Controls Battery Group, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017.

10.17	Investor Rights Agreement dated February 7, 2017 between the Registrant and Tyco International Finance S.A.	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed on February 27, 2017

10.18	Agreement dated April 13, 2017 between Registrant and Ebonex Limited	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.

10.19*	Executive Employment Agreement dated July 14, 2017 between Mark Weinswig and the Registrant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.

10.20*	Aqua Metals, Inc. Officer and Director Share Purchase Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017.

10.21*	Executive Employment Agreement dated April 12, 2018 between Francis Knuettel II and Registrant	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on April 19, 2018.

10.22	Amendment to the Equipment Supply Agreement dated April 16, 2018 between the Registrant and Johnson Controls Battery Group, Inc.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2018.

10.23*	Separation Agreement and Release dated April 19, 2018 between the Registrant and Stephen Clarke	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on April 25, 2018.

10.24	Letter Agreement dated May 2, 2018 between David L. Kanen, Kanen Wealth Management LLC and the Registrant	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 2, 2018.

10.25*	Employment Agreement dated May 2, 2018 between the Registrant and Stephen Cotton	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 2, 2018.

10.26	Amendment No. 1 to Omnibus Amendment Agreement dated August 6, 2018 between the Registrant and Interstate Batteries Recycling, LLC	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2018.

10.27*	Employment Agreement dated November 4, 2018 between the Registrant and Judd Merrill	Filed electronically herewith

10.28*	Separation Agreement and Release dated December 3, 2018 between the Registrant and Selwyn Mould	Filed electronically herewith

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on June 9, 2015.

23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

AQUA METALS, INC.

Date: February 28, 2019	By:	/s/ Stephen Cotton
Stephen Cotton,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Cotton	President, Chief Executive Officer and Director	February 28, 2019
Stephen Cotton	(Principal Executive Officer)

/s/ Judd Merrill	Chief Financial Officer	February 28, 2019
Judd Merrill	(Principal Financial and Accounting Officer

/s/ S. Shariq Yosufzai	Director, Chairman of the Board	February 28, 2019
S. Shariq Yosufzai

/s/Vincent L. DiVito	Director	February 28, 2019
Vincent L. DiVito

/s/ Sushil Kapoor	Director	February 28, 2019
Sushil Kapoor

/s/ Gayle Gibson	Director	February 28, 2019
Gayle Gibson

/s/Mark Stevenson	Director	February 28, 2019
Mark Stevenson