Form 10-Q
period 2019-03-31
Aqua Metals, Inc.
filed 2019-05-09
CIK 1621832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-37515
Aqua Metals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-1169572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)
2500 Peru Dr.
McCarran, Nevada 89437
(Address of principal executive offices, including zip code)
(775) 525-1936
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b)of the Act:

Title of each class Common stock: Par value $.001	Trading Symbol(s) AQMS	Name of each exchange on which registered Nasdaq Capital Market
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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
As of May 6, 2019, there were 44,766,883 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AQUA METALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$15,336	$20,892
Accounts receivable	426	725
Inventory	1,216	765
Prepaid expenses and other current assets	1,157	370
Total current assets	18,135	22,752

Non-current assets
Property and equipment, net	46,589	45,548
Intellectual property, net	1,133	1,271
Other assets	3,332	1,800
Total non-current assets	51,054	48,619

Total assets	$69,189	$71,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,035	$2,088
Accrued expenses	4,449	5,196
Lease liability, current portion	505	121
Deferred rent, current portion	—	8
Notes payable, current portion	274	311
Convertible note payable, current portion	—	4,075
Total current liabilities	8,263	11,799

Deferred rent, non-current portion	—	27
Lease liability, non-current portion	1,282	110
Asset retirement obligation	756	745
Notes payable, non-current portion	8,610	8,600
Total liabilities	18,911	21,281

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 50,000,000 shares authorized; 44,727,697 and 38,932,437 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	45	39
Additional paid-in capital	157,037	145,147
Accumulated deficit	(106,804)	(95,096)
Total stockholders’ equity	50,278	50,090

Total liabilities and stockholders’ equity	$69,189	$71,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Product sales	$437	$1,726

Operating cost and expense
Cost of product sales	4,681	5,436
Research and development cost	620	1,475
General and administrative expense	4,016	1,775
Total operating expense	9,317	8,686

Loss from operations	(8,880)	(6,960)

Other income and expense
Interest expense	(2,889)	(587)
Interest and other income	63	17

Total other expense, net	(2,826)	(570)

Loss before income tax expense	(11,706)	(7,530)

Income tax expense	(2)	(2)

Net loss	$(11,708)	$(7,532)

Weighted average shares outstanding, basic and diluted	43,514,225	27,768,008

Basic and diluted net loss per share	$(0.27)	$(0.27)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Balances, December 31, 2018	38,932,437	$39	$145,147	$(95,096)	$50,090

Stock-based compensation	—	—	1,067	—	1,067
Warrants related to Veolia agreement	—	—	578	—	578
Common stock issued upon RSU vesting	317,818	—	—	—	—
Common stock issued for consulting services	302,442	—	1,187	—	1,187
Common stock issued in January 2019 public offering, net of $739 offering costs	5,175,000	5	9,058	—	9,063
Net loss	—	—	—	(11,708)	(11,708)

Balances, March 31, 2019	44,727,697	$45	$157,037	$(106,804)	$50,278

Balances, December 31, 2017	27,554,076	$27	$113,780	$(54,842)	$58,965

Stock-based compensation	—	—	144	—	144
Common stock issued under Officers and Directors Purchase Plan	2,034	—	4	—	4
Common stock issued upon RSU vesting	65,600	—	—	—	—
Common stock issued in overallotment related to December 2017 Public Offering, net of $10 transaction cost	1,072,500	2	2,101	—	2,103
Net loss	—	—	—	(7,532)	(7,532)

Balances, March 31, 2018	28,694,210	$29	$116,029	$(62,374)	$53,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,708)	$(7,532)
Reconciliation of net loss to net cash used in operating activities
Depreciation	843	778
Amortization of intellectual property	48	47
Accretion of asset retirement obligation	11	11
Fair value of common stock issued for consulting services	1,187	—
Stock-based compensation	1,067	144
Warrant expense	578	—
Amortization of debt discount	—	235
Amortization of deferred financing costs	29	21
Non-cash convertible note interest expense	2,556	163
Non-cash interest expense	101	—
Loss on disposal of Ebonex asset	90	—
Loss on disposal of equipment	79	—
Inventory adjustment	(119)	39
Changes in operating assets and liabilities
Accounts receivable	299	(444)
Inventory	(332)	267
Prepaid expenses and other current assets	(786)	132
Accounts payable	493	144
Accrued expenses	(684)	83
Deferred rent	(35)	(46)
Other assets and liabilities	(21)	—
Net cash used in operating activities	(6,304)	(5,958)

Cash flows from investing activities:
Purchases of property and equipment	(1,612)	(1,337)
Other assets	38	—
Net cash used in investing activities	(1,574)	(1,337)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	9,063	2,107
Payments on notes payable	(90)	(69)
Payments on finance leases	—	(39)
Payments on convertible note	(6,651)	—
Net cash provided by financing activities	2,322	1,999

Net decrease in cash and cash equivalents	(5,556)	(5,296)
Cash and cash equivalents at beginning of period	20,892	22,793

Cash and cash equivalents at end of period	$15,336	$17,497

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$2
Cash paid for interest	$188	$168

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$455	$504
Change in property and equipment resulting from change in accrued expenses	$(103)	$(213)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of lead recycling through its patented and patent-pending AquaRefining™ technology. Unlike smelting, AquaRefining is a room temperature, water-based process that emits less pollution than smelting, the traditional method of lead recycling. The Company has built its first recycling facility in Nevada’s Tahoe Regional Industrial Complex (“TRIC”) in McCarran, Nevada and intends to pursue the development of additional lead acid battery recycling facilities based on the Company’s AquaRefining technology, likely through licensing or joint development arrangements. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics, in April 2017, and through March 31, 2018, substantially all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process) blocks in addition to lead compounds and plastics and in June 2018, the Company began shipping high purity lead from its AquaRefining process. In March 2019, the Company started the process of scaling its AquaRefining plant.
2. Summary of Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or the SEC, on February 28, 2019. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2019 except for the implementation of Accounting Standards Update (“ASU”) No. 2016-02, Leases, (“ASC 842”), as described below.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and ASU of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2019 and March 31, 2018 and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and March 31, 2018, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2018, which are included on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.
The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ended December 31, 2019.
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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units, or RSUs, and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying outstanding convertible notes, stock options, RSUs and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the three months ended March 31, as indicated below.

	Three months ended March 31,
Excluded potentially dilutive securities (1):	2019	2018

Convertible note - principal	—	702,247
Options to purchase common stock	3,440,437	561,536
Unvested restricted stock units	244,785	63,600
Financing warrants to purchase common stock	2,444,328	2,340,828
Total potential dilutive securities	6,129,550	3,668,211

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
Concentration of credit risk
Revenues from the following customers each represented at least 10% of total revenue for the three months ended March 31, 2019 and 2018, respectively. They also represented a significant portion of our accounts receivable as of March 31, 2019 and December 31, 2018, respectively.

	Revenue		Accounts Receivable
	Three months ended March 31,		March 31, 2019	December 31, 2018
	2019	2018

Clarios (successor of Johnson Controls Battery Group, Inc.)	60%	79%	60%	95%
Ocean Partners USA, Inc.	—%	18%	—%	—%
P. Kay Metals	37%	—%	37%	—%

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently Adopted Accounting Guidance
In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard has been adopted as of January 1, 2019. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC Topic 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has two longer term office leases and one equipment finance lease. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $1.6 million, lease liabilities for operating leases of approximately $1.8 million and no material impact to the Consolidated Balance Sheets and Consolidated Statements of Operations. See Note 9 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.
Recent accounting pronouncements
There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2019 that are of significance or potential significance to the Company.
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

Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of our revenue during the three months ended March 31, 2019 and 2018.

4. Inventory
Inventory consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Finished goods	$135	$43
Work in process	270	164
Raw materials	811	558
Total inventory	$1,216	$765

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

Asset Class	Useful Life (Years)	March 31, 2019	December 31, 2018

Operational equipment	3-10	$18,708	$15,926
Lab equipment	5	580	698
Computer equipment	3	201	201
Office furniture and equipment	3	336	336
Land	-	1,047	1,047
Building	39	24,842	24,820
Asset retirement cost	20	670	670
Equipment under construction		7,024	7,892
		53,408	51,590
Less: accumulated depreciation		(6,819)	(6,042)

Total property and equipment, net		$46,589	$45,548
Depreciation expense was $0.8 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. Equipment under construction is primarily AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.
6. Asset Retirement Obligation
ASC Topic 410-20, “Asset Retirement and Environmental Obligations, Asset Retirement Obligations” requires the recording of a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $0.7 million and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three months ended March 31, 2019 and 2018 was $11,000 and $11,000, respectively.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has entered into a facility closure trust agreement for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the trust are to be available, when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. The trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. Through March 31, 2019, $670,000 has been contributed to the trust fund.
7. Convertible Note Payable
The convertible note payable at December 31, 2018 was with Interstate Battery Systems International, Inc. (Interstate Battery) and is comprised of the following (in thousands):

	March 31, 2019	December 31, 2018

Convertible note payable	$—	$5,000
Accrued interest	—	1,651
Deferred financing costs, net	—	(20)
Note discount	—	(2,556)

Less current portion	$—	4,075

Convertible note payable, non-current portion	$—	$—
The convertible note payable bore interest at 11% per annum and was due May 24, 2019. The original note discount was calculated as the allocated fair value of the warrants issued in connection with the transaction, which included the issuance of common stock, warrants and the convertible note, as well as the allocated fair value of the embedded conversion feature, subject to limitations on the absolute amount of discount attributable to the convertible notes and its allocated value. The discount was amortized using the effective interest method over the three-year term of the note, maturing on May 24, 2019.

On January 24, 2019, the Company repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. In connection with the payoff, the Company amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense.

8. Notes Payable
AMR entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for each of the calendar quarters in the period March 31, 2017 through March 31, 2019. AMR has received a waiver for the minimum debt service coverage ratio covenant for each of the aforementioned calendar quarters.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The net proceeds of the loan were used for the construction of the Company’s lead acid recycling operation in McCarran, Nevada. Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, accessions and a certificate of deposit in the amount of $1,000,000.
The loan is guaranteed by the United States Department of Agriculture Rural Development (“USDA”), in the amount of 90% of the principal amount of the loan. The Company paid a guarantee fee to the USDA in the amount of $270,000 at the time of closing and is required to pay to the USDA an annual fee in the amount of 0.50% of the guaranteed portion of the outstanding principal balance of the loan as of December 31 of each year.
The costs associated with obtaining the Green Bank loan were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense within the condensed consolidated statements of operations over the twenty-one year life of the loan.
Notes payable is comprised of the following (in thousands):

	March 31, 2019	December 31, 2018

Notes payable, current portion
Capital equipment leases	$—	$16
Green Bank, net of issuance costs	274	295
Total notes payable, current portion	$274	$311

Notes payable, non-current portion
Capital equipment leases	$—	$31
Green Bank, net of issuance costs	8,610	8,569
Total notes payable, non-current portion	$8,610	$8,600
Note: Capital equipment leases are now being accounted for as a finance lease liability.
9. Leases
The Company currently maintains one finance lease for equipment and two operating leases for real estate. Our finance lease is immaterial to our condensed consolidated financial statements. Our operating leases have terms of 76 and 42 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other non-current assets" on the Company's March 31, 2019 condensed consolidated balance sheet and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's March 31, 2019 condensed consolidated balance sheet.
Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company's total right-of-use assets were approximately $1.53 million and operating lease liabilities were approximately $1.75 million.
Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

Three months ended March 31, 2019
Cash paid for operating lease liabilities	$154
Right-of-use assets	$1,529
Weighted-average discount rate	9.66%

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Maturities of lease liabilities as of March 31,2019 were as follows (in thousands):

Three months ended March 31, 2019
Due in 12 month period ended March 31,
2020	$628
2021	$647
2022	$634
2023	$91
Thereafter	$—
$2,000
Less imputed interest	$(249)
Total lease liabilities	$1,751

Current operating lease liabilities	$499
Non-current operating lease liabilities	$1,252
$1,751
Note: Excludes a finance lease with current liability of $6 and a non-current liability of $30.

10. Stockholders’ Equity
Shares issued
On January 22, 2019, the Company completed a public offering of 5,175,000 shares of its common stock, at the price of $1.90 per share, for gross proceeds of $9.8 million. After the payment of underwriter discounts and offering expenses, the Company received net proceeds of approximately $9.1 million.
During the three months ended March 31, 2019, the Company issued 189,792 shares of common stock upon vesting of Restricted Stock Units granted by the Company.
During the three months ended March 31, 2019, the Company issued 115,731 shares of common stock upon vesting of Restricted Stock Units granted to Board members.
In March 2019, the Company issued 293,750 shares of common stock valued at $1.2 million to Veolia North America Regeneration Services, LLC pursuant to the Operations, Maintenance and Management Agreement dated February 27, 2019 between Veolia and the Company.
During the three months ended March 31, 2019, the Company issued 20,987 shares of common stock to prior Company executives to fulfill obligations related to separation agreements and other consulting services.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Warrant issued

In January 2019, the Company issued a warrant to purchase 103,500 shares of the Company's common stock to the underwriter of the Company's January 22, 2019 public offering, equal to 2% of the 5,175,000 shares sold. The warrant is exercisable at $1.90 per share (100% of the price of the common stock sold in the offering), commencing the later of six months after January 22, 2019 or such time as the Company amends its charter to increase its authorized shares of common stock. The warrant will expire on January 22, 2024.

Pursuant to the Operations, Maintenance and Management Agreement dated February 26, 2019, the Company has agreed to issue to Veolia, on the one-year anniversary of the Agreement, warrants to purchase 2,000,000 shares of its common stock at an exercise price of $5.00 per share and, on the second anniversary of the Agreement, warrants to purchase an additional 2,000,000 shares of its common stock at an exercise price $7.00 per share. The warrants will have a term of ten years from the date of issuance. The warrants were valued as of the agreement date using the Black-Scholes-Merton pricing model. The value of the warrants is being amortized over the applicable period until the warrants are issued.

Stock-based compensation
The stock-based compensation expense was allocated as follows:

	Three months ended March 31,
	2019	2018
Cost of product sales	$75	$50
Research and development cost	115	112
General and administrative expense	877	(18)
Total	$1,067	$144
The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of options granted during the periods presented:

	Three months ended March 31,
	2019	2018

Expected stock volatility	70.5%-86.3%	78.4%-79.9%
Risk free interest rate	0.92%-3.04%	2.06%-2.45%
Expected years until exercise	3.4	3.5
Dividend yield	0%	0%
There were no stock option exercises during the three months ended March 31, 2019 and 2018.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock option issuances
In January 2019, Stephen Cotton, President and CEO, was awarded options to purchase up to 232,461 shares of the Company's common stock. The options were vested immediately and are exercisable over a five-year period at an exercise price of $1.88 per share. The options were issued under the Company's Amended and Restated 2014 Stock Incentive Plan, or 2014 Plan.
In January 2019, Judd Merrill, CFO, was awarded options to purchase up to 56,698 shares of the Company's common stock. The options were vested immediately and are exercisable over a five-year period at an exercise price of $1.88 per share. The options were issued under the 2014 Plan.
In February 2019, Stephen Cotton, President and CEO, was awarded options to purchase up to 1.26 million shares of the Company’s common stock. Options to purchase 420,000 common shares are exercisable over a five-year period at an exercise price of $3.08 per share. Options to purchase 420,000 common shares are exercisable over a five-year period at an exercise price of $3.68 per share and options to purchase 420,000 common shares are exercisable over a five-year period at an exercise price of $4.18 per share. The options will vest over three years in three equal installments. The options were issued under the Company’s 2019 Stock Incentive Plan, or 2019 Plan, and the exercise of the options is subject to stockholder approval of the 2019 Plan and the amendment of the Company's charter to increase its authorized shares of common stock.
In March 2019, Judd Merrill, CFO, was awarded options to purchase up to 250,000 shares of the Company’s common stock. Options to purchase 125,000 common shares are exercisable over a five-year period at an exercise price of $3.79 per share. Options to purchase 62,500 common shares are exercisable over a five-year period at an exercise price of $4.39 per share and options to purchase 62,500 common shares are exercisable over a five-year period at an exercise price of $4.89 per share. The options will vest over three years in three equal installments. The options were issued under the 2019 Plan and the exercise of the options is subject to stockholder approval of the 2019 Plan and the amendment of the Company's charter to increase its authorized shares of common stock.
Restricted Stock Units
In January 2019, the Company granted 261,455 restricted stock units (RSUs), all of which were subject to vesting, with a grant fair value of $490,000 to the employees under the 2014 Plan. The shares vest in six equal semi-annual installments over a three year period.
11. Commitments and Contingencies
On April 19, 2018, Stephen Clarke resigned as president and chief executive officer and as a member of the Board. Dr. Clarke’s resignation as an officer of the Company was treated as a termination without cause under his employment agreement with the Company. Pursuant to his employment agreement, Dr. Clarke was entitled to one-time severance benefits that includes severance and benefits continuation expense of approximately $0.9 million paid out over a 2-year period in consideration of his execution of a customary release and separation agreement. Additionally, Dr. Clarke was granted an extension of the exercise period of his stock options upon termination from 90 days to 2 years. The expense related to the modification of these stock option awards was approximately $15,000.

On December 3, 2018, Sewlyn Mould resigned as chief operating officer. Mr. Mould’s resignation as an officer of the Company was treated as a termination without cause under his employment agreement with the Company. Pursuant to his employment agreement, Mr. Mould was entitled to one-time severance benefits that includes severance and benefits continuation expense of approximately $0.9 million paid out over a 2-year period in consideration of his execution of a customary release and separation agreement. Pursuant to a Separation Agreement and Release between the Company and Mr. Mould, Mr. Mould agreed to receive, in lieu of two years of salary, a cash severance payment of $100,000 payable in six equal installments in accordance with the Company's regular payroll practices, plus an award of restricted stock units that entitle him to receive, for each of the 21 consecutive months commencing on March 1, 2019, $33,333 of the Company's common shares based on volume-weighted average price over the 20 trading days preceding the first business day of the respective month. The Company has reserved the right, at its option, to pay Mr. Mould $33,333 of cash in lieu of any of the 21 monthly share issuances. The Separation Agreement and Release includes customary indemnification, confidentiality, non-disparagement and non-solicitation covenants and agreements of the parties.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Interstate Battery Agreement commitment
Pursuant to the 2016 Interstate Battery Investor Rights Agreement, the Company had agreed to compensate Interstate Battery should either Stephen Clarke, the Company’s then current chief executive officer, or Selwyn Mould, the Company’s then current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company had agreed to pay Interstate Battery $2.0 million, per occurrence, if either officer was subject to a key-man event during the two years following May 18, 2016. The Company also agreed to pay Interstate Battery $2.0 million if either or both officers are subject to a key-man event during the third year following May 18, 2016. Pursuant to the Interstate Battery Investor Rights Agreement, the key-man payments are payable, at the option of the Company, in cash or shares of the Company’s common stock. Pursuant to the agreement, if Interstate Battery, in its sole and absolute discretion, agrees with the Company on mutually acceptable replacements for Messrs. Clarke and/or Mould, as the case may be, the key-man penalties shall be deemed waived by Interstate Battery.
Interstate Battery had previously raised a claim that the Company was in technical breach of a negative covenant under the Credit Agreement dated May 18, 2016 between the Company and Interstate Battery. The claimed breach related to the Company’s failure to obtain Interstate Battery’s prior written consent to its acquisition of Ebonex IPR, Ltd.
On June 24, 2018, the Company entered into a series of agreements with Interstate Battery, including an amendment to the Investor Rights Agreement. Pursuant to the amendment to the Investor Rights Agreement, Interstate Battery agreed to waive all payments under the key-man provisions of the Investor Rights Agreement with respect to the resignation of the Company’s former chief executive officer, Stephen Clarke. In addition, the parties agreed that the Company, at its option, can elect to eliminate the key-man event and all related key-man payments associated with Mr. Mould by (i) paying Interstate Battery a one-time fee of $0.5 million, payable in cash and (ii) agreeing to pay Interstate Battery $2.0 million, payable at the Company’s election in cash or shares of its common stock, should the Company’s current president, Stephen Cotton, no longer serve as president of the Company during the period ending May 18, 2019. Additionally:

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

●	The Company paid Interstate Battery a one time fee of $0.5 million on February 20, 2019 related to the key-man provision associated with Mr. Mould's resignation.

Clarios (successor of Johnson Controls) Agreement Commitment

Pursuant to the Clarios Investor Rights Agreement, the Company has agreed to compensate Clarios should either Stephen Clarke, the Company’s then current chief executive officer, or Selwyn Mould, the Company’s then current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Clarios $1.0 million per occurrence, if either officer is subject to a key-man event during the 18 months following February 7, 2017. The Company also agreed to pay Clarios $1.0 million if either or both key-man events occur after 18 months and prior to 30 months following February 7, 2017. Pursuant to the agreement, if Clarios, in its sole and absolute discretion, agrees with the Company on mutually acceptable replacements for Dr. Clarke and/or Mr. Mould, as the case may be, the key-man penalties shall be deemed waived by Clarios. In connection with the resignations by Dr. Clarke and Mr. Mould described above, Clarios has submitted to the Company its claim for payment of the key-man penalties in the total amount of $2.0 million. We have agreed to settle the Clarios Key-man penalty claim through our issuance of 807,436 shares of our common stock, which we intend to issue during the week of May 13, 2019. The Company has accrued the $2.0 million at December 31, 2018.

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
Equity Award
On May 3, 2019, the Company granted to its non-executive directors options to purchase an aggregate of 173,000 shares of the Company’s common stock. The options are exercisable over a five-year period at exercise price of $2.48 per share.
Payment of Key-Man Penalty
On April 19, 2018, Stephen Clarke resigned as our president and chief executive officer and on December 3, 2018 Selwyn Mould resigned as our chief operating officer.  As a result of their resignations, Clarios claimed that we became obligated to pay up to $2 million to Clarios, payable, at our option, in cash or shares of our common stock. On May 6, 2019, we agreed to settle the Clarios key-man penalty claim through our issuance of 807,436 shares of our common stock, which we intend to issue during the week of May 13, 2019.
Increase of Authorized Shares
At a special meeting of stockholders held on May 9, 2019, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect an increase in the number of authorized shares of our common stock from 50,000,000 to 100,000,000. On May 9, 2019, we effected the increase in authorized common stock through our filing of the amendment with the Delaware Secretary of State.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, or our Annual Report.
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
General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of lead recycling through its novel, proprietary and patented AquaRefining™ technology. AquaRefining is a room temperature, water and organic acid-based process that greatly reduces environmental emissions. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the construction of our initial lead acid battery, or LAB, recycling facility at the Tahoe-Reno Industrial Center, or TRIC, located in McCarran, Nevada and commercializing the AquaRefining process.

We completed the development of our first LAB recycling facility at TRIC and commenced production of battery breaking and limited operations during the first quarter of 2017. The TRIC facility now produces varying products for commercial sale primarily consisting of ingoted AquaRefined lead, ingoted lead bullion, lead compounds, and plastics. In April 2017, we commenced the shipment of products for sale, consisting of metallic lead, lead compounds and plastics. In April 2018, we commenced the limited production of cast lead bullion, representing a mixture of lead purchased to prime our kettles and AquaRefined lead from our AquaRefining process. In June 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks, and in October 2018 we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios (the successor to Johnson Controls Battery Group, Inc.) for our AquaRefined lead and in December 2018 we commenced shipments directly to Clarios owned and partner battery manufacturing facilities.
As of the date of this report, we have installed 16 AquaRefining modules at TRIC.  Commencing in June 2018, we adopted an operational strategy of limiting the operation of the AquaRefining modules to one or a few at a time as we continued to adjust the AquaRefining modules to enhance their operation. Since we had been operating at a negative contribution margin, we believed this operational strategy would allow us to continue AquaRefined lead production for the Clarios certification process and control costs, while enabling the remaining components of the plant to be upgraded in support of planned increases in production at improved margins due to these upgrades. Between June 2018 and March 2019 we operated the first four of the 16 modules from time to time and made continuous improvements which have led to individual modules running in a steady state producing 100Kg/

hour for several days at a time. Between October and December 2018, we operated one or two AquaRefining Modules at a time on a 24x7 basis. During the first quarter of 2019 we ran one or two modules at a time 24-hours a day, four days a week to allow safe times for some of the key work to be completed for our contribution margin improvement projects. During the first quarter of 2019, we installed a new filter press and a new centrifuge to provide continuous production of the concentrate to the AquaRefining modules, which should also lower our cost of production.
As of the date of this report, we are operating up to four of our initial modules on a 24‑hour, seven days a week basis, and have begun the process to roll out modules five through eight to achieve up to 50% of total current plant capacity. This process will be repeated until full production is reached with all 16 modules. Our goal is to operate all 16 modules on a 24/7 continuous basis by the end of 2019. However, due to the delays and unforeseen issues in the completion of the AquaRefining production line we have experienced to date, there can be no assurance that we will not encounter additional delays and issues.
As we endeavor to bring the AquaRefining modules online, we continue our efforts to complete and commission infrastructure and operational improvements intended to improve the contribution margin for our AquaRefined lead production.  These infrastructure and operational improvements are expected to allow us to recover and recycle our chemical feedstock more efficiently, which should further improve our contribution margin. In March 2019, we announced that we completed Phase One of our two-phase capital improvement program. Electrolyte recovery is critical to achieving positive contribution margin and during the first quarter of 2019 we were conserving 67% of our target for electrolyte recovery. From the capital improvements made in phase one we expect to conserve 75% of our target for electrolyte recovery starting in second quarter of 2019 and conserve 100% of our target when we complete Phase Two sometime during the second half of 2019. We have already run a successful pilot program for the Phase Two solution of our capital improvement program, which, along with conserving additional electrolyte, should generate higher lead yields for our AquaRefining process, also improving contribution margin.

In February 2017, we entered into a series of agreements with Johnson Controls Battery Group, Inc. and commenced discussions and negotiations with Johnson Controls to develop an appropriate program blueprint, and enter into a definitive development program agreement reflecting that blueprint, pursuant to which we will provide to Johnson Controls and certain strategic partners of Johnson Controls certain licensing, sale and services of our AquaRefining technologies and equipment. In May 2019, the assets and operations of Johnson Controls Battery Group, Inc., including our agreements and collaboration with Johnson Controls, were sold to a Clarios, a newly-organized battery and power solutions company formed by Brookfield Business Partners LP. In this report, we refer to Clarios, as the successor to Johnson Controls Battery Group, Inc., when referring to agreements, actions or discussions between us and Johnson Controls Battery Group, Inc., whether prior to or following the latter’s transfer of assets to Clarios.

Since January 1, 2019, we have engaged in the following non-routine transactions:

In January 2019, we completed a public offering of 5,175,000 shares of our common stock, at the price of $1.90 per share, for gross proceeds of $9.8 million. After the payment of underwriter discounts and offering expenses, we received net proceeds of approximately $9.1 million.

On February 26, 2019, after engaging in extensive diligence and engineering evaluations, we signed a contract with Veolia North America Regeneration Services LLC (Veolia) to provide operations, maintenance and management services at Aqua Metals’ AquaRefining facility in McCarran, Nevada. Pursuant to the agreement, Veolia contributes operational and technological expertise and organizational capabilities in aqueous-based process chemistries and electrolysis along with assumption of responsibility for operations, supply chain, offtake and management of the plant. Veolia employees began working onsite starting March 4, 2019 at the McCarran facility. In addition to receiving expertise and support from Veolia overall, the agreement provides for Veolia to relocate up to six full-time employees with operations, process engineering and management expertise to join the Aqua Metals team at AquaRefinery in McCarran, Nevada. Veolia has assumed the primary responsibility for scaling the facility through the remainder of 2019 to the goal of operating 16 modules on a continuous basis. The agreement also provides for Veolia and Aqua Metals to work together to plan in 2019 and complete the expansion of the TRIC facility to 32 AquaRefining modules in 2020.

In consideration of the services to be provided by Veolia under the agreement, we agreed to issue to Veolia a total of 2,350,000 shares of our common stock in eight quarterly installments of 293,750 shares. Each installment is subject to weighted average antidilution adjustments in the event of our sale of common shares for cash consideration during the preceding quarterly period at a price less than $2.41 per share. In consideration of the antidilution adjustments, the number of shares to be issued in each installment shall be capped at the current market value of $1.25 million based on the volume weighted average price of our shares over the 20 trading days preceding the date for issuance of such installment. We also agreed to issue to Veolia, on the one-year anniversary of the agreement, warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price of $5.00 per share and, on the second anniversary of the agreement, warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price $7.00 per share. The warrants will have a term of ten years from the date of issuance.

Plan of Operations

Our plan of operations for the 12-month period following the date of this report is to complete the commercial roll-out of all 16 AquaRefining modules installed at TRIC and to ramp up the production of AquaRefined lead. We also intend to install an additional 16 AquaRefining modules at TRIC, subject to the receipt of additional capital and any design improvements that are recommended based on the operation of the first 16 modules.
Additionally, we plan to further improve the plant economics by processing a growing proportion of the metallic lead we recover from breaking batteries within the AquaRefinery and by utilizing the third of our six kettles in the refining area commissioned during the first quarter of 2019. We believe the continuation of this program will improve contribution margin by enabling us to finish a growing proportion of these materials in-house. We announced in March 2019, the first full production run of lead bullion from our newly commissioned third kettle.

In parallel with our efforts to commercialize our existing AquaRefining operations, our 12-month plan of operations also includes our proposal to license our technology and to provide planning, engineering, technical assistance, equipment and other services in support of the addition of an AquaRefining facility to a battery recycling facility owned by Clarios. Licensing could take the form of either a co-processing arrangement whereby we operate our technology in conjunction with an existing smelter or our licensee operates directly utilizing our technology. We are currently discussing with Clarios an appropriate program blue print, and we intend to enter into a definitive development program agreement reflecting that blue print, pursuant to which we will provide Clarios and certain strategic partners of Clarios certain licensing, sale and services of our AquaRefining technologies and equipment. However, there can be no assurance that we will be able to conclude a definitive development agreement with Clarios on terms that benefit us, if at all. See "Risk Factors - Risks Related to Our Business."

Our 12-month plan of operations also includes the pursuit and evaluation of additional strategic relationships, in addition to our recently announced relationship with Veolia, and the licensing of our technology and the provision of equipment and services to other potential strategic partners. However, there can be no assurance that we will be able to effect any of these additional partnerships in the future on commercially reasonable terms, or at all.

Results of Operations
During the first quarter of 2018 product sales consisted of lead compounds and plastics. Product sales during the first quarter of 2019 consisted of high purity lead from our AquaRefining process as well as lead bullion, lead compounds, and plastics. The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2019 and 2018 together with the percentage change in those items (in thousands).

	Three months ended March 31,
	2019	2018	Favorable (Unfavorable)	% Change

Product sales	$437	$1,726	$(1,289)	(74.7)%
Cost of product sales	4,681	5,436	755	(13.9)%
Research and development cost	620	1,475	855	(58.0)%
General and administrative expense	4,016	1,775	(2,241)	126.3%
Total operating expense	$9,317	$8,686	$(631)	7.3%
As mentioned previously, product sales consist of high purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Revenue for the three months ended March 31, 2019 decreased approximately 75% compared to the three months ended March 31, 2018 as a result of our strategic decision to limit the operations of our AquaRefining in order to focus resources on the implementation of plant improvements and enhancing process efficiencies.
Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales decreased approximately 14% during the first quarter of 2019 compared to the same period in 2018, in conjunction with the planned slowdown of plant operations. The decrease in cost of sales was not directly proportionate with the decline in product sales revenue as, currently, the majority of our cost during the quarter was fixed. The decrease in cost of product sales due to the planned slowdown in production was offset by the hiring of approximately 25 new production employees in preparation for ramping-up operations.
Research and development cost included expenditures related to the improvement of the AquaRefining technology. During the three months ended March 31, 2019, research and development costs decreased approximately 58% over the comparable period in 2018. The decline in research and development expense is primarily the result of management's focus on preparing the plant for ramping-up operations and a reduced emphasis on research and development activities due to the fact that the technology has matured and we are moving out of the research and development stage. As a result, there has been a reduction in research and development staffing by 25% subsequent to the first quarter of 2018.
General and administrative expense increased approximately 126%, or $2.2 million, for the three-month period ended March 31, 2019 compared to the three months ended March 31, 2018. The most significant drivers of this increase were non-cash expense items. We had $1 million of non-cash expense related to the Veolia agreement (as previously discussed). In addition, non-cash stock based compensation increased by approximately $0.9 million compared to the first quarter of 2018. We also incurred costs of approximately $0.2 million for professional serves fees associated with the sublease of the Alameda facility.

The following table summarizes our other income and interest expense for the three months ended March 31, 2019 and 2018 together with the percentage change in those items (in thousands).

	Three months ended March 31,
	2019	2018	Favorable (Unfavorable)	% Change
Other (expense) income

Interest expense	$(2,889)	$(587)	$(2,302)	(392.2)%
Interest and other income	$63	$17	$46	270.6%
Interest expense related primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million note payable to Green Bank, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Green Bank. On January 24, 2019, we repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. As a result of this debt repayment, we amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense. These non-cash items were the primary cause of the increase in overall interest expense for the first quarter of 2019.
Interest income increased for the three months ended March 31, 2019 compared to the same period in 2018 due to higher cash balances during the quarter.

Liquidity and Capital Resources
As of March 31, 2019, we had total assets of $69.2 million and working capital of $9.9 million.
The following table summarizes our cash used in operating, investing and financing activities (in thousands):

	Three months ended March 31,
	2019	2018

Net cash used in operating activities	$(6,304)	$(5,958)
Net cash used in investing activities	$(1,574)	$(1,337)
Net cash provided by financing activities	$2,322	$1,999
Net cash used in operating activities
Net cash used in operating activities for the three months ended March 31, 2019 and 2018 was $6.3 million and $6.0 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and impairment charge as well as net changes in working capital.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $1.6 million and $1.3 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the build-out of our TRIC recycling facility in Nevada. In March of 2019, we disposed of the capital shares of our UK subsidiary, Ebonex IPR, Ltd. The sale price was a nominal cash amount and did not contribute to net cash used in investing activities.
Net cash provided by financing activities
Net cash provided by financing activities for the three months ended March 31, 2019 consisted of $9.1 million net proceeds from our January 2019 public offering. This increase was offset by a $6.7 million payoff of the Interstate Battery convertible note. Net cash provided by financing activities for the three months ended March 31, 2018 consisted of $2.1 million net proceeds from the January 2018 exercise of the underwriter's overallotment option related to our December 2017 public offering.

As of the date of this report, we believe that our working capital is sufficient to fund our current level of operations at TRIC over the next twelve months. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond the planned 16 modules, and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Green Bank as of the fiscal quarter ends between March 31, 2017, and March 31, 2019. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan.
On April 23, 2019, we reached an agreement with our primary lender, Green Bank, to waive certain covenants and allow us to enter into capital and/or operating leases. Pursuant to the waiver, we are approved to enter into capital and/or operating leases in the total amount of up to $5.0 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into financial instruments for trading or speculative purpose. Our primary exposure to market risk is interest expense related to our debt with Green Bank. The interest rate on this loan adjusts on the first day of each calendar quarter equal to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published by the Wall Street Journal. We experience potential market risk with respect to the volatility of lead commodity prices since the purchase price of our primary raw material, used LABs and the sales price of our lead-based finished products are based on commodity pricing. However, due to the relatively short turnaround between the purchase of used LABs and the sale of our finished goods, we believe the risk is minimal.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-7142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased the Company’s securities between May 19, 2016 and November 9, 2017, against the Company, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleges the defendants made false and misleading statements concerning the Company’s lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. The Amended Complaint seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning the Company’s lead recycling operations contained in, or incorporated by reference in, the Company’s Registration Statement on Form S-3 filed in connection with its November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety and the plaintiff subsequently filed its opposition to the motion. In January 2019, the court notified the parties that it will rule on the motion to dismiss without a hearing. We deny that the claims in the Amended Complaint have any merit and intend to vigorously defend the action.
Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against the Company and certain of our current and former executive officers and directors, Stephen R. Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation staying the action until 30 days after a decision on the Company’s motion to dismiss the Amended Complaint in the class action described above. We deny that the claims in the shareholder derivative action have any merit and intend to vigorously defend the action.
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
Risks Related to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through March 31, 2019, we generated a total of $6.9 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and Aqua Refined lead. To date, our operations have primarily consisted of the development and testing of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we bring those LAB recycling operations online. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we continue to experience delays in ramping up our LAB recycling operations at TRIC;

•	our ability to bring modules online and ramp up production on a commercial scale;

•	our ability to profitably operate our AquaRefining process on a commercial scale;

•	our ability to realize the expected benefits of our strategic partnerships with Clarios and Veolia;

•	our ability to procure LABs in sufficient quantities at competitive prices; and

•	our ability to receive proper certification from and meet the requirements of our customers regarding the purity of our AquaRefined lead.
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
We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of March 31, 2019, we had total cash of $15.3 million and working capital of $9.9 million. As of the date of this report, we believe that we have working capital sufficient to fund our current level of operations at TRIC over the next twelve months. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond the planned 16 modules, to work with Clarios on equipment integration and licensing to third parties and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all.  There can also be no assurance we will be able to conclude the proposed development agreement with Clarios. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.
Veolia currently plays a substantial role in the operation and management of our TRIC facility and will potentially play a substantial role in any future facilities we may develop, and there can be no assurance that we will realize the intended benefits of our relationship with Veolia or, if we do, that we will not develop a dependency on Veolia. In February 2019, we entered into an Operations, Management and Maintenance Agreement with Veolia North America Regeneration Services, LLC, or Veolia. Pursuant to the Agreement, Veolia will provide operations, maintenance and management services at our AquaRefining facility at TRIC. We expect Veolia to contribute operational and technological expertise and organizational capabilities in aqueous based process chemistries and electrolysis along with taking on responsibility for operations, supply chain, offtake and management of the plant. While we believe the Agreement will allow us to leverage Veolia’s operations and process engineering expertise and supply chain, offtake and waste stream buying power and expertise, there can be no assurance that we will realize the expected benefits our agreement with Veolia. In addition, we have agreed to potentially grant Veolia the right of first refusal to operate and manage any future facilities developed or licensed by us. It is our expectation that Veolia will serve as our go-to-market execution partner to staff and manage AquaRefining facilities with mutually agreed performance metrics for Aqua Metals and our partners. In the event Veolia is successful in operating and managing the recycling facilities developed by us and our licensees, there is a risk that we will become dependent on Veolia for the operational and managerial expertise and labor. There can be no assurance that Veolia will be successful in managing our recycling facilities and those of our partners. There can also be no assurance that Veolia will continue to provide such services in the future, in which case the loss of Veolia as our service provider could cause a serious disruption in our operations.

There can be no assurance that we will be able to negotiate a long-term agreement with Veolia, in which case we may lose Veolia’s services at the end of the two-year term of our initial agreement. Our Operations, Management and Maintenance Agreement (the "Agreement") with Veolia is for a two-year term. Pursuant to the Agreement, we have agreed to enter into good faith negotiations for a longer-term version of the Agreement that will provide for Veolia’s management and operation of the TRIC facility for a ten-year term, including expanding our TRIC facility to 32 AquaRefining modules. We have agreed with Veolia to use our good faith commercial best-efforts to conclude negotiations for the long-term agreement by September 30, 2020. We have also agreed to enter into good faith negotiations with Veolia for a long-term agreement concerning Veolia’s participation in the commercial licensing and management of our future AquaRefining facilities developed by licensees of Aqua Metals. We have agreed with Veolia to use our good faith commercial best-efforts to conclude negotiations for the long-term licensing and future facilities agreement by June 30, 2020. There can be no assurance that we will be able to negotiate and conclude definitive long-term agreements with Veolia on commercially reasonable terms, or at all. If we are unable to conclude long-term agreements with Veolia by the designated dates, it is likely that we will lose Veolia as the operator and manager of our TRIC facility.

Additionally, pursuant to the Agreement, Veolia may elect to terminate the Agreement in the event that we fail to secure sufficient financing by September 30, 2019. The purpose of the financing is to implement the expansion of our TRIC facility to 32 AquaRefining modules. There can be no assurance that we will be able to secure sufficient financing by September 30, 2019. If we are unable to do so, we may not only lose Veolia as our partner to manage the TRIC facility, but we also may not be able to expand our TRIC facility to 32 AquaRefining modules by 2020.

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Green Bank for approximately $9.5 million, which is secured by liens on substantially all of our assets. The credit agreement governing such indebtedness contains covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Green Bank is secured by substantially all of our assets, a default under the credit facility could enable the debt holder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Green Bank as of the fiscal quarter ends between March 31, 2017, and March 31, 2019. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan.

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
Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead through a novel and unproven technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead in commercial quantities other than by way of smelting. In addition, our lead recycling production line at TRIC is the first-of-its-kind and neither we nor anyone else has ever successfully built a production line that commercially recycles LABs without smelting. While we have commenced limited lead recycling operations at our TRIC facility, through March 31, 2019 all of our revenues have been derived primarily from the sale of lead compounds and plastics and to a lesser extent, the sale of lead bullion and AquaRefined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018 we commenced the sale of AquaRefined lead in the form of two tonne blocks. In addition to the general risks associated with a novel and unproven technology, our business model is subject to a number of related risks, including:

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
Further, there can be no assurance that we will be able to produce AquaRefined lead in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin. The uniqueness of our AquaRefining process and our production line at TRIC presents potential risks associated with the development of a business model that is untried and unproven. As of the date of this report, we have begun to ramp up our existing AquaRefining modules into commercial operation, however we have experienced performance and production issues and there can be no assurance that we will be able to overcome these production and performance issues in a timely manner or that we will not encounter additional unforeseen complications that will cause further delays in our planned commercial roll-out of our AquaRefining modules and the ramp up the production of AquaRefined lead.
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
Even if we are successful in recycling lead using our processes, there can be no assurance that the AquaRefined lead will meet the certification and purity requirements of our potential customers. A key component of our business plan is to produce recycled lead through our AquaRefining process of the highest purity (at least 99.99% pure lead), which we refer to as AquaRefined lead. We believe that our AquaRefined lead will provide us with a revenue premium over the market price of lead on the London Metal Exchange, or LME, and, more importantly, our ability to produce AquaRefined lead will be vital to confirming the efficacy and relevancy of our proprietary technology. Our customers will require that our AquaRefined lead meet certain minimum purity standards and, in all likelihood, require independent assays to confirm the lead’s purity. As of the date of this report, we have produced limited quantities of AquaRefined lead and in November 2018 Clarios confirmed its approval of the purity of our AquaRefined lead by providing to us official vendor approval to receive finished lead at its manufacturing facilities. However, we have not produced AquaRefined lead in commercial quantities and there can be no assurance that we will be able to do so or, if we are able to produce AquaRefined lead in commercial quantities, that such lead will continue to meet the required purity standards of our customers.
While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees. As of the date of this report, our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs and, to a lesser extent, the sale of lead bullion and Aqua Refined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles) and AquaRefined lead from our AquaRefining process, and in June 2018 we commenced the sale of pure AquaRefined lead in the form of two tonne blocks. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. There can be no assurance that the commencement of commercial production of AquaRefined lead at our TRIC facility will not incur unexpected costs or setbacks that might restrict the desired scale of our intended operations or that we will be to produce AquaRefined lead in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin.
We have completed the construction of our initial LAB recycling facility at TRIC, however we have been delayed in the ramping up of our lead recycling operations at TRIC and we may encounter further delays. We completed the construction of our initial LAB recycling facility at TRIC in August 2016 and commenced the limited production of recycled lead in the first quarter of 2017. However, we only recently commenced the limited commercial production of AquaRefined lead. We have encountered production and performance issues that have impaired and delayed our ability to ramp up the production of AquaRefined lead. There can be no assurance that we will not encounter additional production and performance issues in the future or, if we do, be able to overcome them in a timely manner. In addition, since our lead recycling production line at TRIC is the first-of-its-kind, neither we nor anyone else has ever built a facility of this nature and there can be no assurance that we will not experience additional operational delays and issues, including significant downtime from time to time, as we progress into the commercial production of AquaRefined lead. There can be no assurance that the commencement of commercial AquaRefining operations at our TRIC facility will not incur unexpected costs or hurdles that might restrict the desired scale of our intended operations or negatively impact our projected gross profit margin.
We were able to successfully staff our operations 24/7 in April 2019, supporting continuous production of one to four AquaRefining modules at any given time. However, as we begin to roll out modules five through eight, we may face additional delays and incur more costs that could restrict our ability to maintain 24/7 capabilities. Such setbacks could also delay our ability to reach our target of having 16 AquaRefining modules in operation by the end of 2019.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this prospectus supplement, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, allowed 14/957026 and 15/527749), Canada (2930945), China (105981212, allowed 201680041675.8), Europe (3072180), Eurasia (allowed 201691047), South Africa (2016-04083), Korea (101739414, 101882932, 101926033), Japan (6173595), Mexico (357027), OAPI (17808), Ukraine (118037), and Australia (2014353227, 2015350562, allowed 2017213449).
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
Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business. We propose to commercially exploit our AquaRefining process, in part, by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs, including Clarios, among others. However, as of the date of this report, we have not entered into any such licensing, joint venture or strategic alliance agreements, apart from our equipment supply agreement with Clarios, and there can be no assurance that we will be able to do so on terms that benefit us, if at all. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.
There can be no assurance that we will be able to negotiate our key agreement with Clarios on commercially reasonable terms, or at all. In February 2017, we entered into a series of agreements with Clarios, including an equipment supply agreement pursuant to which, among other things, we agreed to work with Clarios on the development of a program for the conversion of Clarios and certain strategic partners of Clarios’ existing lead smelters throughout North and South America, China and Europe to a lead recycling process utilizing our AquaRefining technology and equipment, know-how and services. The equipment supply agreement discusses the development of the conversion program in general terms and contemplates that the parties will enter into a definitive development program agreement that is based on the general terms set forth in the equipment supply agreement and provides more detailed terms and conditions, including the economic obligations and rights of each party. We have agreed not to license our AquaRefining technology and equipment to third parties in the aforementioned regions until such time as we and Clarios have agreed on certain matters relating to the initial conversion of a Clarios facility. Clarios and we have agreed to use good faith, commercial best-efforts to conclude the discussion and negotiation of a development program agreement no later than April 30, 2019. Although we have passed the specified deadline, we are continuing to work with Clarios to conclude the discussion and negotiation of the development program agreement. The equipment supply agreement may be terminated by either party upon 60 days’ prior written notice if the parties have not entered into the development program agreement by June 30, 2019, however we are currently discussing with Clarios an appropriate extension to that deadline. There can be no assurance that we will be able to negotiate and conclude a definitive development program agreement with Clarios on commercially reasonable terms, or at all.

The division of Johnson Controls with which we interact was recently sold and there can be no assurance that the new owners of the division will maintain the same level of interest in and commitment to the proposed joint development of our AquaRefining technologies. On May 1, 2019, Johnson Controls International plc announced that it had completed the sale of its battery group assets, formerly held by Johnson Controls Battery Group, Inc., to Brookfield Business Partners L.P. The acquired battery group assets will operate under the name Clarios. Based on our conversations with Johnson Controls, it is our understanding that the agreements and proposed business projects between us and Johnson Controls Battery Group, Inc. are now under the control of Clarios, and that certain members of the former management of Johnson Controls Battery Group, Inc. will be employed in similar capacities by Clarios. We have also been advised that Clarios and Brookfield Business Partners L.P. have expressed their interest in continuing the collaboration initiated by us and Johnson Controls Battery Group, Inc. While we have no reason to believe that Clarios and Brookfield Business Partners L.P. do not have the same level of interest in our joint collaboration as that held by Johnson Controls Battery Group, Inc., there can be no assurance that Clarios currently has, and will maintain, the same level of interest in our joint collaboration, either due to their lack of interest in our technologies or the existence of competing priorities. In addition, the change of control of the battery group may cause disruptions and distractions that adversely affect its ability to further the collaboration initiated by us and Johnson Controls Battery Group, Inc. For these and other reasons, there can be no assurance that Johnson Controls’ sale of its battery group assets to Brookfield Business Partners L.P. will not have a material adverse effect on the collaboration initiated by us and Johnson Controls Battery Group, Inc.

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
Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate.  We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. A month later, the price per tonne increased back up to $1,801 per tonne; the price on March 31, 2019 was $2,034 per tonne.  Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead.  There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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
In August 2018, the Nevada Occupational Safety and Health Administration, or Nevada OSHA, delivered to us a citation and notification of penalty.  The citation listed a number of items related to our compliance with Nevada OSHA’s Lead Standard.  We reached a settlement agreement with Nevada OSHA on the amount of penalties associated with the citation.  We also agreed to engage a lead compliance expert to audit our facility at TRIC for compliance with all provision of the Lead Standard and to generate a written report with findings of any noncompliance, recommended corrective actions, and a timeframe to correct the findings of noncompliance.  We agreed with Nevada OSHA to correct all findings of noncompliance within the timeframe proposed by the lead compliance expert in their report.  The lead compliance expert has been engaged, has visited the facility at TRIC and is in the process of completing the written report.  We intend to correct any findings of noncompliance in a timely manner.

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
Risks Related to Owning Our Common Stock
A securities class action lawsuit and shareholder derivative lawsuit are pending against us and could have a material adverse effect on our business, results of operations and financial condition. A putative consolidated class action lawsuit and shareholder derivative lawsuit are pending against us and certain of our current and former directors and officers. These lawsuits may divert financial and management resources that would otherwise be used to benefit our operations. Although we deny the material allegations in the lawsuits and intend to defend ourselves vigorously, defending the lawsuits could result in substantial costs. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse effect on our results of operations and financial condition. In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action and shareholder derivative lawsuits. Such litigation could divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations and financial condition.

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
Shares eligible for future sale may adversely affect the market for our common stock. Of the 44,766,883 shares of our common stock outstanding as of the date of this report, approximately 40,861,114 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, in August 2016, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of 3,711,872 shares of restricted common stock sold to Interstate Battery in May 2016, including 3,009,625 shares of common stock issuable to Interstate Battery upon exercise of its warrants and conversion of its convertible note, and in February 2017, we filed with the SEC a Registration Statement on Form S-3 for purposes of registering the resale of the 939,005 shares of restricted common stock we sold to Clarios in February 2017. Both registration statements were declared effective by the SEC and the shares registered thereunder are eligible for sale without restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

Item 5.    Other Information
Clarios Key-Man Penalties

On April 19, 2018, Stephen Clarke resigned as our president and chief executive officer and on December 3, 2018 Selwyn Mould resigned as our chief operating officer.  As a result of their resignations, Clarios claimed that we became obligated to pay up to $2 million to Clarios, payable, at our option, in cash or shares of our common stock. On May 6, 2019, we agreed to settle the Clarios key-man penalty claim through our issuance of 807,436 shares of our common stock, which we intend to issue during the week of May 13, 2019. The shares will be issued pursuant to Section 4(a)(1) of the Securities Act of 1933. The Company has accrued $2.0 million at December 31, 2018 for this key-man penalty claim.

Special Meeting

On May 9, 2019, we held a special meeting of our stockholders to consider for approval an amendment to our Amended and Restated Certificate of Incorporation to effect an increase in the number of authorized shares of our common stock from 50,000,000 to 100,000,000. Our stockholders approved the amendment to our Amended and Restated Certificate of Incorporation, with shares voted as follows:

Shares voted for	34,460,540
Shares against	1,514,391
Shares abstaining	137,058

There were no broker non-votes in the approval of the amendment to our Amended and Restated Certificate of Incorporation.

On May 9, 2019, we effected the increase in our authorized common stock through our filing of the amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27. 2018.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Filed electronically herewith

10.1	Underwriting Agreement dated as of January 17, 2019 between the Registrant and National Securities Corporation, as underwriter	Incorporated by reference from the Registrant’s Quarterly Report on Form 8-K filed on January 17, 2019

10.2	Underwriter Warrant dated January 22, 2019	Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on February 28, 2019

10.3*	Aqua Metals 2019 Stock Incentive Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on March 4, 2019

10.4+	Operations, Maintenance and Management Agreement dated February 26, 2019 between Veolia North America Regeneration Services, LLC and the Registrant	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.
+ Certain portions of the exhibit have been omitted pursuant to pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	May 9, 2019	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 9, 2019	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)