Form 10-Q
period 2019-06-30
Aqua Metals, Inc.
filed 2019-07-31
CIK 1621832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act:

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
As of July 24, 2019, there were 56,963,354 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AQUA METALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$27,312	$20,892
Accounts receivable, net	1,013	725
Inventory, net	1,742	765
Prepaid expenses and other current assets	580	370
Total current assets	30,647	22,752

Non-current assets
Property and equipment, net	47,630	45,548
Intellectual property, net	1,089	1,271
Other assets	4,363	1,800
Total non-current assets	53,082	48,619

Total assets	$83,729	$71,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,447	$2,088
Accrued expenses	2,413	5,196
Lease liability, current portion	520	121
Deferred rent, current portion	—	8
Notes payable, current portion	272	311
Convertible note payable, current portion	—	4,075
Total current liabilities	8,652	11,799

Deferred rent, non-current portion	—	27
Lease liability, non-current portion	1,146	110
Asset retirement obligation	767	745
Notes payable, non-current portion	8,549	8,600
Total liabilities	19,114	21,281

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 56,889,876 and 38,932,437 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	57	39
Additional paid-in capital	181,863	145,147
Accumulated deficit	(117,305)	(95,096)
Total stockholders’ equity	64,615	50,090

Total liabilities and stockholders’ equity	$83,729	$71,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Product sales	$1,483	$483	$1,920	$2,209

Operating cost and expense
Cost of product sales	7,185	4,600	11,866	10,036
Research and development cost	338	1,203	958	2,678
General and administrative expense	4,335	3,913	8,351	5,688
Total operating expense	11,858	9,716	21,175	18,402

Loss from operations	(10,375)	(9,233)	(19,255)	(16,193)

Other income and (expense)
Interest expense	(203)	(719)	(3,092)	(1,306)
Interest and other income	77	25	140	42

Total other expense, net	(126)	(694)	(2,952)	(1,264)

Loss before income tax expense	(10,501)	(9,927)	(22,207)	(17,457)

Income tax expense	—	—	(2)	(2)

Net loss	$(10,501)	$(9,927)	$(22,209)	$(17,459)

Weighted average shares outstanding, basic and diluted	50,757,448	30,134,995	47,441,219	29,389,459

Basic and diluted net loss per share	$(0.21)	$(0.33)	$(0.47)	$(0.59)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Balances, March 31, 2019	44,727,697	$45	$157,037	$(106,804)	$50,278

Stock-based compensation	—	—	930	—	930
Warrants related to Veolia agreement	—	—	1,734	—	1,734
Common stock issued upon RSU vesting	39,350	—	—	—	—
Common stock issued for consulting services	1,122,829	1	1,856	—	1,857
Common stock issued in May 2019 public offering, net of $1,683 offering costs	11,000,000	11	20,306	—	$20,317
Net loss	—	—	—	(10,501)	(10,501)

Balances, June 30, 2019	56,889,876	$57	$181,863	$(117,305)	$64,615

Balances, December 31, 2018	38,932,437	$39	$145,147	$(95,096)	$50,090

Stock-based compensation	—	—	1,998	—	1,998
Warrants related to Veolia agreement	—	—	2,312	—	2,312
Common stock issued upon RSU vesting	357,168	—	—	—	—
Common stock issued for consulting services	1,425,271	2	3,042	—	3,044
Common stock issued in January 2019 public offering, net of $739 offering costs	5,175,000	5	9,058	—	9,063
Common stock issued in May 2019 public offering, net of $1,683 offering costs	11,000,000	11	20,306	—	$20,317
Net loss	—	—	—	(22,209)	(22,209)

Balances, June 30, 2019	56,889,876	$57	$181,863	$(117,305)	$64,615

Balances, March 31, 2018	28,694,210	$29	$116,029	$(62,374)	$53,684

Stock-based compensation	—	—	348	—	348
Common stock issued in June 2018 public offering, net of $2,096 offering costs	10,085,500	10	26,637	—	26,647
Modification of Interstate Battery warrant #1	—	—	1,002	—	1,002
Net loss	—	—	—	(9,927)	(9,927)

Balances, June 30, 2018	38,779,710	$39	$144,016	$(72,301)	$71,754

Balances, December 31, 2017	27,554,076	$27	$113,780	$(54,842)	$58,965

Stock-based compensation	—	—		492		—		492
Common stock issued under Officers and Directors Purchase Plan	2,034	—		4		—		4
Common stock issued upon RSU vesting	65,600	—		—		—		—
Common stock issued in overallotment related to December 2017 public offering, net of $10 transaction cost	1,072,500	2		2,101		—		2,103
Common stock issued in June 2018 public offering, net of $2,096 offering costs	10,085,500	10		26,637		—		26,647
Modification of Interstate Battery warrant #1	—	—		1,002		—		1,002
Net loss	—	—		—		(17,459)		(17,459)

Balances, June 30, 2018	38,779,710	$39	—	$144,016	—	$(72,301)	—	$71,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,209)	$(17,459)
Reconciliation of net loss to net cash used in operating activities
Depreciation	1,937	1,566
Amortization of intellectual property	92	95
Accretion of asset retirement obligation	23	21
Fair value of warrant modification, net	—	402
Fair value of common stock issued for consulting services	3,044	—
Stock-based compensation	1,998	492
Warrant expense	2,312	—
Amortization of debt discount	—	597
Amortization of deferred financing costs	38	42
Non-cash convertible note interest expense	2,556	333
Non-cash interest expense	118	—
Loss on disposal of Ebonex asset	90	—
Loss on disposal of equipment	79	—
Inventory adjustment	—	130
Changes in operating assets and liabilities
Accounts receivable	(288)	522
Inventory	(977)	(138)
Prepaid expenses and other current assets	(210)	552
Accounts payable	2,453	111
Accrued expenses	(2,605)	645
Deferred rent	(35)	(93)
Other assets and liabilities	(247)	—
Net cash used in operating activities	(11,831)	(12,182)

Cash flows from investing activities:
Purchases of property and equipment	(3,198)	(2,391)
Equipment deposits and other assets	(1,101)	—
Net cash used in investing activities	(4,299)	(2,391)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	29,380	28,754
Payments on notes payable	(179)	(137)
Payments on finance leases	—	(78)
Payments on convertible note	(6,651)	—
Net cash provided by financing activities	22,550	28,539

Net decrease in cash and cash equivalents	6,420	13,966
Cash and cash equivalents at beginning of period	20,892	22,793

Cash and cash equivalents at end of period	$27,312	$36,759

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$2
Cash paid for interest	$372	$310

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$(904)	$146
Change in property and equipment resulting from change in accrued expenses	$218	$(212)
Change in equity resulting from change in accrued expenses	$1,300	$600
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of lead recycling through its patented and patent-pending AquaRefining™ technology. Unlike smelting, AquaRefining is a room temperature, water-based process that emits less pollution than smelting, the traditional method of lead recycling. The Company built its first recycling facility in Nevada’s Tahoe Regional Industrial Complex (“TRIC”) in McCarran, Nevada and intends to pursue the development of additional lead acid battery recycling facilities based on the Company’s AquaRefining technology, likely through licensing or joint development arrangements. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics, in April 2017, and through March 31, 2018, substantially all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process) blocks in addition to lead compounds and plastics and in June 2018, the Company began shipping high-purity lead from its AquaRefining process. In early 2019, the Company started the process of scaling its AquaRefining plant which includes the installation of equipment and the commissioning of AquaRefining modules.
2. Summary of Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or the SEC, on February 28, 2019. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2019 except for the implementation of Accounting Standards Update (“ASU”) No. 2016-02, Leases, (“ASC 842”), as described below.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and ASU of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and June 30, 2018, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2019 and June 30, 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and June 30, 2018, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2018, which are included on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.
The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ended December 31, 2019.
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
Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units (RSUs) and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying outstanding convertible notes, stock options, RSUs and warrants to purchase common stock were antidilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive securities computation for the six months ended June 30, as indicated below.

	June 30,
Excluded potentially dilutive securities (1):	2019	2018

Convertible note - principal	—	702,247
Options to purchase common stock	3,604,001	1,583,354
Unvested restricted stock units	242,023	212,100
Financing warrants to purchase common stock	4,839,197	2,340,828
Total potential dilutive securities	8,685,221	4,838,529

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
Concentration of credit risk
Revenues from the following customers each represented at least 10% of total revenue for the three and six months ended June 30, 2019 and 2018, respectively. They also represented a significant portion of our accounts receivable as of June 30, 2019 and December 31, 2018, respectively.

	Revenue		Revenue		Accounts Receivable
	Three months ended June 30,		Six months ended June 30,		June 30, 2019	December 31, 2018
	2019	2018	2019	2018

Clarios (successor of Johnson Controls Battery Group, Inc.)	59%	91%	59%	81%	71%	95%
Ocean Partners USA, Inc.	—%	5%	—%	15%	—%	—%
P. Kay Metals	38%	—%	38%	—%	27%	—%

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
Recent accounting pronouncements
There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2019 that are of significance or potential significance to the Company.
3. Revenue Recognition

The Company generates revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers. Primary components of the recycling process include sales of recycled lead consisting of lead compounds, ingoted hard lead and ingoted AquaRefined lead as well as plastics. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics, in April 2017, and through March 31, 2018, all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping lead bullion in addition to lead compounds and plastics. In June 2018, the Company began shipping high-purity lead from its AquaRefining process.

Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of our revenue during the three and six months ended June 30, 2019 and 2018.

4. Inventory
Inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Finished goods	$326	$43
Work in process	604	164
Raw materials	812	558
Total inventory	$1,742	$765

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

Asset Class	Useful Life (Years)	June 30, 2019	December 31, 2018

Operational equipment	3-10	$18,690	$15,926
Lab equipment	5	580	698
Computer equipment	3	212	201
Office furniture and equipment	3	336	336
Land	-	1,047	1,047
Building	39	24,842	24,820
Asset retirement cost	20	670	670
Equipment under construction		8,951	7,892
		55,328	51,590
Less: accumulated depreciation		(7,698)	(6,042)

Total property and equipment, net		$47,630	$45,548
Depreciation expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2019, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively. Equipment under construction is primarily AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.
6. Asset Retirement Obligation
The Company records a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $0.7 million and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three and six months ended June 30, 2019 was approximately $11,000 and $23,000, respectively. Accretion of the ARO for the three and six months ended June 30, 2018 was approximately $11,000 and $21,000, respectively.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has entered into a facility closure trust agreement for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the trust are to be available, when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. The trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. Through June 30, 2019, $670,000 has been contributed to the trust fund.
7. Convertible Note Payable
The convertible note payable at December 31, 2018 was with Interstate Battery Systems International, Inc. (Interstate Battery) and was comprised of the following (in thousands):

	June 30, 2019	December 31, 2018

Convertible note payable	$—	$5,000
Accrued interest	—	1,651
Deferred financing costs, net	—	(20)
Note discount	—	(2,556)

Less current portion	$—	4,075

Convertible note payable, non-current portion	$—	$—
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

8. Notes Payable
Aqua Metals Reno, Inc. (“AMR”), a subsidiary of Aqua Metals Inc., entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for each of the calendar quarters in the period March 31, 2017 through June 30, 2019. AMR has received a waiver for the minimum debt service coverage ratio covenant for each of the aforementioned calendar quarters.

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
Notes payable is comprised of the following (in thousands):

	June 30, 2019	December 31, 2018

Notes payable, current portion
Capital equipment leases	$—	$16
Green Bank, net of issuance costs	272	295
Total notes payable, current portion	$272	$311

Notes payable, non-current portion
Capital equipment leases	$—	$31
Green Bank, net of issuance costs	8,549	8,569
Total notes payable, non-current portion	$8,549	$8,600
Note: Capital equipment leases are now being accounted for as a finance lease liability.
9. Leases
The Company currently maintains one finance lease for equipment and two operating leases for real estate. Our finance lease is immaterial to our condensed consolidated financial statements. Our operating leases have terms of 76 and 42 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's June 30, 2019 condensed consolidated balance sheet and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's June 30, 2019 condensed consolidated balance sheet. The Company recognized sublease income of $105,000 and $149,000 for the three and six months ended June 30, 2019, respectively.
Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of June 30, 2019, total right-of-use assets were approximately $1.42 million and operating lease liabilities were approximately $1.63 million.
Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for operating lease liabilities	$155	$309
Operating Lease Cost	$144	$289

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2019
Weighted-average remaining lease term	2.7 Years
Weighted-average discount rate	9.66%
Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Due in 12-month period ended June 30,
2020	$633
2021	$652
2022	$560
$1,845
Less imputed interest	$(213)
Total lease liabilities	$1,632

Current operating lease liabilities	$514
Non-current operating lease liabilities	$1,118
$1,632
Note: Excludes a finance lease with current liability of $6 and a non-current liability of $28.

10. Stockholders’ Equity
Shares issued
On January 22, 2019, the Company completed a public offering of 5,175,000 shares of its common stock, at the price of $1.90 per share, for gross proceeds of $9.8 million. After the payment of underwriter discounts and offering expenses, the Company received net proceeds of approximately $9.1 million.
On May 14, 2019, the Company completed a public offering of 11,000,000 shares of its common stock, at the price of $2.00 per share, for gross proceeds of $22 million. After the payment of underwriter discounts and offering expenses, the Company received net proceeds of approximately $20.3 million.
During the six months ended June 30, 2019, the Company issued 201,526 shares of common stock upon vesting of Restricted Stock Units granted by the Company.
During the six months ended June 30, 2019, the Company issued 115,731 shares of common stock upon vesting of Restricted Stock Units granted to Board members.
During the six months ended June 30, 2019, the Company issued 597,485 shares of common stock valued at $1.7 million to Veolia North America Regeneration Services, LLC pursuant to the Operations, Maintenance and Management Agreement dated February 27, 2019 between Veolia and the Company.
During the six months ended June 30, 2019, the Company issued 60,261 shares of common stock to prior Company executives to fulfill obligations related to separation agreements and other consulting services.
During the six months ended June 30, 2019, the Company issued 807,436 shares of common stock valued at $1.3 million to Clarios (successor of Johnson Controls) pursuant to the Clarios Investor Rights Agreement dated February 7, 2017 between Clarios and the Company.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Stock-based compensation
The stock-based compensation expense was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of product sales	$17	$47	$92	$97
Research and development cost	19	77	134	189
General and administrative expense	894	224	1,772	206
Total	$930	$348	$1,998	$492
The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of options granted during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Expected stock volatility	86.3% - 87.5%	79.5% - 86.3%	82.3% - 87.5%	78.4% - 86.3%
Risk free interest rate	2.2% - 2.3%	2.4% - 2.8%	2.2% - 2.5%	2.1% - 2.8%
Expected years until exercise	2.8 - 3.4	2.5 - 3.5	2.2 - 2.5	2.5 - 3.5
Dividend yield	0%	0%	0%	0%
There were no stock option exercises during the six months ended June 30, 2019 and 2018.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock option issuances
In January 2019, Stephen Cotton, President and CEO, was awarded options to purchase up to 232,461 shares of the Company's common stock. The options were vested immediately and are exercisable over a five-year period at an exercise price of $1.88 per share. The options were issued under the Company's Amended and Restated 2014 Stock Incentive Plan, or "2014 Plan".
In January 2019, Judd Merrill, CFO, was awarded options to purchase up to 56,698 shares of the Company's common stock. The options were vested immediately and are exercisable over a five-year period at an exercise price of $1.88 per share. The options were issued under the 2014 Plan.
In February 2019, Stephen Cotton, President and CEO, was awarded options to purchase up to 1.26 million shares of the Company’s common stock. Options to purchase 420,000 common shares are exercisable over a five-year period at an exercise price of $3.08 per share. Options to purchase 420,000 common shares are exercisable over a five-year period at an exercise price of $3.68 per share and options to purchase 420,000 common shares are exercisable over a five-year period at an exercise price of $4.18 per share. The options will vest over three years in three equal installments. The options were issued under the Company’s 2019 Stock Incentive Plan, or "2019 Plan".
In March 2019, Judd Merrill, CFO, was awarded options to purchase up to 250,000 shares of the Company’s common stock. Options to purchase 125,000 common shares are exercisable over a five-year period at an exercise price of $3.79 per share. Options to purchase 62,500 common shares are exercisable over a five-year period at an exercise price of $4.39 per share and options to purchase 62,500 common shares are exercisable over a five-year period at an exercise price of $4.89 per share. The options will vest over three years in three equal installments. The options were issued under the 2019 Plan.
During the six months ended June 30, 2019, the Company awarded options to purchase up to 25,000 shares of the Company's common stock. The options vest equally over three years and are exercisable over a five-year period at an exercise price of $1.95 per share. The options were issued under the 2019 Plan.
During the six months ended June 30, 2019, the Company awarded options to the Directors to purchase up to 172,915 shares of the Company's common stock. The options vest equally over 12 months and are exercisable over a five-year period at an exercise price of $2.48 per share. The options were issued under the 2019 Plan.
Restricted stock units
In January 2019, the Company granted 261,455 restricted stock units (RSUs), all of which were subject to vesting, with a grant fair value of $490,000 to the employees under the 2014 Plan. The shares vest in six equal semi-annual installments over a three-year period.
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

On December 3, 2018, Selwyn Mould resigned as chief operating officer. Mr. Mould’s resignation as an officer of the Company was treated as a termination without cause under his employment agreement with the Company. Pursuant to his employment agreement, Mr. Mould was entitled to one-time severance benefits that includes severance and benefits continuation expense of approximately $0.9 million paid out over a 2-year period in consideration of his execution of a customary release and separation agreement. Pursuant to a Separation Agreement and Release between the Company and Mr. Mould, Mr. Mould agreed to receive, in lieu of two years of salary, a cash severance payment of $100,000 payable in six equal installments in accordance with the Company's regular payroll practices, plus an award of restricted stock units that entitle him to receive, for each of the 21 consecutive months commencing on March 1, 2019, $33,333 of the Company's common shares based on volume-weighted average price over the 20 trading days preceding the first business

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

day of the respective month. The Company has reserved the right, at its option, to pay Mr. Mould $33,333 of cash in lieu of any of the 21 monthly share issuances. The Separation Agreement and Release includes customary indemnification, confidentiality, non-disparagement and non-solicitation covenants and agreements of the parties.

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

The Company paid Interstate Battery a one-time fee of $0.5 million on February 20, 2019 related to the key-man provision associated with Mr. Mould's resignation.

Clarios (successor of Johnson Controls) Agreement Commitment

Pursuant to the Clarios Investor Rights Agreement, the Company has agreed to compensate Clarios should either Stephen Clarke, the Company’s then current chief executive officer, or Selwyn Mould, the Company’s then current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Clarios $1.0 million per occurrence, if either officer is subject to a key-man event during the 18 months following February 7, 2017. The Company also agreed to pay Clarios $1.0 million if either or both key-man events occur after 18 months and prior to 30 months following February 7, 2017. Pursuant to the agreement, if Clarios, in its sole and absolute discretion, agrees with the Company on mutually acceptable replacements for Dr. Clarke and/or Mr. Mould, as the case may be, the key-man penalties shall be deemed waived by Clarios. In connection with the resignations by Dr. Clarke and Mr. Mould described above, Clarios has submitted to the Company its claim for payment of the key-man penalties in the total amount of $2.0 million. We agreed to settle the Clarios Key-man penalty claim through our issuance of 807,436 shares of our common stock, which we issued in June 2019.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Legal proceedings
Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company and certain of our former executive officers, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-7142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased the Company’s securities between May 19, 2016 and November 9, 2017, against the Company, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleges the defendants made false and misleading statements concerning the Company’s lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. The Amended Complaint seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning the Company’s lead recycling operations contained in, or incorporated by reference in, the Company’s Registration Statement on Form S-3 filed in connection with its November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety and the plaintiff subsequently filed its opposition to the motion. In January 2019, the court notified the parties that it will rule on the motion to dismiss without a hearing. The Company denies that the claims in the Amended Complaint have any merit and it intends to vigorously defend the action.
Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against the Company and certain of its current and former executive officers and directors, Stephen Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation staying the action until 30 days after a decision on the Company’s motion to dismiss the Amended Complaint in the class action described above. The Company denies that the claims in the shareholder derivative action have any merit and it intends to vigorously defend the action.

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
General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of lead recycling through its novel, proprietary and patented AquaRefining™ technology. AquaRefining is a room temperature, water and organic acid-based process that greatly reduces environmental emissions. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high-purity lead. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the construction of our initial lead acid battery, or LAB, recycling facility at the Tahoe-Reno Industrial Center, or TRIC, located in McCarran, Nevada and commercializing the AquaRefining process.

We completed the development of our first LAB recycling facility at TRIC and commenced production of battery breaking and limited operations during the first quarter of 2017. The TRIC facility now produces varying products for commercial sale primarily consisting of ingoted AquaRefined lead, ingoted lead bullion, lead compounds, and plastics. In April 2017, we commenced the shipment of products for sale, consisting of metallic lead, lead compounds and plastics. In April 2018, we commenced the limited production of cast lead bullion, representing a mixture of lead purchased to prime our kettles and AquaRefined lead from our AquaRefining process. In June 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks, and in October 2018 we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios (the successor to Johnson Controls Battery Group, Inc., as further described below) for our AquaRefined lead and in December 2018 we commenced shipments directly to Clarios owned and partner battery manufacturing facilities.
Commencing in June 2018, we adopted a strategy of limiting the operation of the AquaRefining modules to one or a few at a time as we continued to adjust the AquaRefining modules to enhance their operation. Since we had been operating at a negative contribution margin, we believed this strategy would allow us to continue making AquaRefined lead for the Clarios certification process while controlling costs and providing downtime during which we could upgrade the remaining components of the plant. These plant upgrades, which are expected to increase our contribution margin for planned production increases, include installing a new filter press and upgrading other areas of our concentrate production area to enable continuous production of the concentrate for the AquaRefining modules. Between June 2018 and June 2019, we operated the first four of the 16 modules from time to time while making continuous improvements that have led to individual modules running in a steady state producing 100Kg/hour for up to a month at a time. Between October and December 2018, we operated one or two AquaRefining modules at a time on a 24-hour, seven days a week (24x7) basis. During the first quarter of 2019, we operated one or two modules at a time 24-hours a day, four days a week to allow safe times for some of the key work to be completed on some of our contribution margin improvement projects discussed above.
As of the date of this report, we are operating up to four of our initial modules (modules 1 through 4) on a 24x7 basis. We are also in the process of rolling out 8 additional modules (modules 9 through 16) in order to utilize up to 50% of the plant's total current capacity. We plan to repeat this process to roll out the remaining 4 uncommissioned modules, (modules 5 through 8) as well as update the already commissioned modules 1 through 4. We seek to operate all 16 modules on a 24x7, continuous basis by the end of 2019. Because we have experienced delays and unforeseen issues in the completion of the AquaRefining production line to date, it is possible that we may encounter additional delays and issues that will prevent us from achieving continuous, 24x7 production with 16 modules by year-end.
As we endeavor to bring the AquaRefining modules online, we continue our efforts to complete and commission infrastructure and operational improvements intended to improve the contribution margin for our AquaRefined lead production.  These infrastructure and operational improvements are expected to allow us to recover and recycle our chemical feedstock more efficiently, which should further improve our contribution margin. In March 2019, we announced that we completed Phase One of our two-phase capital improvement program. Electrolyte recovery is critical to achieving positive contribution margin and during the first quarter of 2019 we were conserving 67% of our target for electrolyte recovery. From the capital improvements made in phase one we have demonstrated the ability to conserve 75% of our target for electrolyte recovery during the second quarter of 2019. We expect to conserve 100% of our target when we complete Phase Two sometime during the second half of 2019. We have already run a successful pilot program for the Phase Two solution of our capital improvement program, which, along with conserving additional electrolyte, should generate higher lead yields for our AquaRefining process, also improving contribution margin.

In February 2017, we entered into a series of agreements with Johnson Controls Battery Group, Inc. and commenced discussions and negotiations with Johnson Controls to develop an appropriate program blueprint, and enter into a definitive development program agreement reflecting that blueprint, pursuant to which we will provide to Johnson Controls and certain strategic partners of Johnson Controls certain licensing, sale and services of our AquaRefining technologies and equipment. In May 2019, the assets and operations of Johnson Controls Battery Group, Inc., including our agreements and collaboration with Johnson Controls, were sold to Clarios, a newly-organized battery and power solutions company formed by Brookfield Business Partners LP. In this report, we refer to Clarios, as the successor to Johnson Controls Battery Group, Inc., when referring to agreements, actions or discussions between us and Johnson Controls Battery Group, Inc., whether prior to or following the latter’s transfer of assets to Clarios.

Since January 1, 2019, we have engaged in the following non-routine transactions:

In January 2019, we completed a public offering of 5,175,000 shares of our common stock, at the price of $1.90 per share, for gross proceeds of $9.8 million. After the payment of underwriter discounts and offering expenses, we received net proceeds of approximately $9.1 million.

On February 26, 2019, after engaging in extensive diligence and engineering evaluations, we signed a contract with Veolia North America Regeneration Services LLC (Veolia) to provide operations, maintenance and management services at Aqua Metals’ AquaRefining facility in McCarran, Nevada. Pursuant to the agreement, Veolia contributes operational and technological expertise and organizational capabilities in aqueous-based process chemistries and electrolysis along with assumption of responsibility for operations, supply chain, offtake and management of the plant. Veolia employees began working onsite starting March 4, 2019 at the McCarran facility. In addition to receiving expertise and support from Veolia overall, the agreement provides for Veolia to relocate up to six full-time employees with operations, process engineering and management expertise to join the Aqua Metals team at AquaRefinery in McCarran, Nevada. Veolia has assumed the primary responsibility for scaling the facility through the remainder of 2019 to the goal of operating 16 modules on a continuous basis. The agreement also provides for Veolia and Aqua Metals to work together to plan in 2019 and complete the expansion of the McCarran, Nevada facility to 32 AquaRefining modules in 2020.

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

In May 2019, we completed a public offering of 11,000,000 shares of our common stock, at the price of $2.00 per share, for gross proceeds of $22.0 million. After the payment of underwriter discounts and offering expenses, we received net proceeds of approximately $20.3 million.

Plan of Operations

Our plan of operations for the 12-month period following the date of this report is to complete the commercial roll-out of all 16 AquaRefining modules installed at TRIC and to ramp up the production of AquaRefined lead. Thereafter, we intend to install an additional 16 AquaRefining modules at TRIC incorporating any recommended design improvements based on the operation of the first 16 modules and subject to having or being able to raise the requisite capital on terms acceptable to the Company for such expansion.
Additionally, we plan to further improve the plant economics by processing a growing proportion of the metallic lead we recover from breaking batteries within the AquaRefinery and by utilizing the third of our six kettles in the refining area commissioned during the first quarter of 2019. We believe the continuation of this program will improve contribution margin by enabling us to finish a growing proportion of these materials in-house. We announced in March 2019, the first full production run of lead bullion from our newly commissioned third kettle. In June 2019, we announced the sequential increase in production of AquaRefined lead as well as sequential increases in lead metal bullion during the second quarter of 2019.

In parallel with our efforts to commercialize our existing AquaRefining operations, our 12-month plan of operations also includes our proposal to license our technology and to provide planning, engineering, technical assistance, equipment and other services in support of the addition of an AquaRefining facility to a battery recycling facility owned by Clarios. Licensing could take the form of either a co-processing arrangement whereby we operate our technology in conjunction with an existing smelter or our licensee operates directly utilizing our technology. We are currently discussing with Clarios an appropriate program blue print, and we intend to enter into a definitive development program agreement reflecting that blue print, pursuant to which we will provide Clarios and certain strategic partners of Clarios certain licensing, sale and services of our AquaRefining technologies and equipment. In June 2019, we signed an agreement with Clarios setting parameters for finalizing a definitive development program. However, there can be no assurance that we will be able to conclude a definitive development agreement with Clarios on terms that benefit us, if at all. See "Risk Factors - Risks Related to Our Business."

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

Results of Operations
During the second quarter of 2018 product sales consisted of lead bullion, lead compounds and plastics. Product sales during the second quarter of 2019 consisted of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds, and plastics. The following table summarizes our results of operations with respect to the items set forth below for the three and six months ended June 30, 2019 and 2018 together with the percentage change in those items (in thousands).

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Favorable (Unfavorable)	% Change	2019	2018	Favorable (Unfavorable)	% Change

Product sales	$1,483	$483	$1,000	207.0%	$1,920	$2,209	$(289)	(13.1)%
Cost of product sales	7,185	4,600	(2,585)	56.2%	11,866	10,036	(1,830)	18.2%
Research and development cost	338	1,203	865	(71.9)%	958	2,678	1,720	(64.2)%
General and administrative expense	4,335	3,913	(422)	10.8%	8,351	5,688	(2,663)	46.8%
Total operating expense	$11,858	$9,716	$(2,142)	22.0%	$21,175	$18,402	$(2,773)	15.1%
As mentioned previously, product sales consist of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Revenue for the three months ended June 30, 2019 increased approximately 207% compared to the three months ended June 30, 2018 as a result of the ramping of production during the second quarter of 2019 and as a result of our strategic decision, starting in the second quarter of 2018, to limit the operations of our AquaRefining in order to focus resources on the implementation of plant improvements and enhancing process efficiencies. During the second quarter of 2019 the Company began to ramp up production. During the six months ended June 30, 2019, revenue decreased approximately 13% as a result of limited operations in the first quarter of 2019.
Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales increased approximately 56% and 18% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. Cost of product sales were lower in 2018 due to the planned slowdown of plant operations. Cost increases in 2019 were also affected by the hiring, in the first quarter of 2019, of approximately 25 new production employees in preparation for ramping-up operations.
Research and development cost included expenditures related to the improvement of the AquaRefining technology. During the three and six months ended June 30, 2019, research and development costs decreased approximately 72% and 64%, respectively, over the comparable period in 2018. The decline in research and development cost is primarily the result of management's focus on preparing the plant for ramping-up operations and a reduced emphasis on research and development activities due to the fact that the AquaRefining for lead technology has matured and we are moving out of the research and development stage and into ramped production at the AquaRefinery. As a result, there has been a reduction in research and development staffing by 25% subsequent to the comparable periods in 2018.
General and administrative expense increased approximately 11% and 47% for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The most significant drivers of these increases were non-cash expense items. For the six months ended June 30, 2019, we had $3.7 million of non-cash expense related to the Veolia agreement (as previously discussed). In addition, non-cash stock-based compensation increased by approximately $1.6 million compared to the six months ended June 30, 2018. We also incurred costs of approximately $0.2 million for professional serves fees associated with the sublease of the Alameda facility. The six months ended June 30, 2018 included $0.9 million severance for our former chief executive officer, as well as a net $0.4 million noncash charge associated with warrant modification related to Interstate Battery and increased legal fees associated with proxy and solicitation fees related to efforts to address activist investors.

The following table summarizes our other income and interest expense for the three and six months ended June 30, 2019 and 2018 together with the percentage change in those items (in thousands).

	Three months ended June 30,				Six months ended June 30,
	2019	2018	Favorable (Unfavorable)	% Change	2019	2018	Favorable (Unfavorable)	% Change
Other income and (expense)

Interest expense	$(203)	$(719)	$516	71.8%	$(3,092)	$(1,306)	$(1,786)	(136.8)%
Interest and other income	$77	$25	$52	208.0%	$140	$42	$98	233.3%
Interest expense related primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million note payable to Green Bank, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Green Bank. On January 24, 2019, we repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. As a result of this debt repayment, we amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense. These non-cash items were the primary cause of the increase in overall interest expense for the six months ended June 30, 2019. Interest expense decreased for the three months ended June 30, 2019 as compared to the same period in 2018 as the result of the payoff of the Interstate Battery convertible note.
Interest income increased for the three months ended June 30, 2019 compared to the same period in 2018 due to higher cash balances during the quarter.

Liquidity and Capital Resources
As of June 30, 2019, we had total assets of $83.7 million and working capital of $22.0 million.
The following table summarizes our cash used in operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2019	2018

Net cash used in operating activities	$(11,831)	$(12,182)
Net cash used in investing activities	$(4,299)	$(2,391)
Net cash provided by financing activities	$22,550	$28,539
Net cash used in operating activities
Net cash used in operating activities for the six months ended June 30, 2019 and 2018 was $11.8 million and $12.2 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and impairment charge as well as net changes in working capital. Cash used for general and administrative expenses decreased approximately $0.5 million during the six months ended June 30, 2019 as compared to the same period last year.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $4.3 million and $2.4 million, respectively. Net cash used in investing activities during each of these periods consisted primarily of purchases of fixed assets related to the build-out of our TRIC recycling facility in Nevada. In March of 2019, we disposed of the capital shares of our UK subsidiary, Ebonex IPR, Ltd. The sale price was a nominal cash amount and did not contribute to net cash used in investing activities.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2019 consisted of $9.1 million net proceeds from our January 2019 public offering and $20.3 million net proceeds from our May 2019 public offering. This increase was offset by a $6.7 million payoff of the Interstate Battery convertible note. Net cash provided by financing activities for the six months ended June 30, 2018 consisted of $26.6 million net proceeds from our June 2018 public offering and $2.1 million net proceeds from the January 2018 exercise of the underwriter's overallotment option related to our December 2017 public offering.

As of the date of this report, we believe that our working capital is sufficient to fund our current level of operations at TRIC over the next twelve months. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond the planned 16 modules, and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Green Bank as of the fiscal quarter ends between March 31, 2017, and June 30, 2019. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan.
On April 23, 2019, we reached an agreement with our primary lender, Green Bank, to waive certain covenants and allow us to enter into new capital and/or operating leases. Pursuant to the waiver, we are approved to enter into new capital and/or operating leases in the total amount of up to $5.0 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company and certain of our former executive officers, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-7142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased the Company’s securities between May 19, 2016 and November 9, 2017, against the Company, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleges the defendants made false and misleading statements concerning the Company’s lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. The Amended Complaint seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning the Company’s lead recycling operations contained in, or incorporated by reference in, the Company’s Registration Statement on Form S-3 filed in connection with its November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety and the plaintiff subsequently filed its opposition to the motion. In January 2019, the court notified the parties that it will rule on the motion to dismiss without a hearing. We deny that the claims in the Amended Complaint have any merit and intend to vigorously defend the action.
Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against the Company and certain of our current and former executive officers and directors, Stephen Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company by violating the federal securities laws and exposing the Company to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation staying the action until 30 days after a decision on the Company’s motion to dismiss the Amended Complaint in the class action described above. We deny that the claims in the shareholder derivative action have any merit and intend to vigorously defend the action.
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
Risks Related to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through June 30, 2019, we generated a total of $8.5 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and Aqua Refined lead. To date, our operations have primarily consisted of the development and testing of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we bring those LAB recycling operations online. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

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
We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of June 30, 2019, we had total cash of $27.3 million and working capital of $22.0 million. As of the date of this report, we believe that we have working capital sufficient to fund our current level of operations at TRIC over the next twelve months. However, we will require additional capital in order to increase production of AquaRefined lead at TRIC beyond the planned 16 modules, to work with Clarios on equipment integration and licensing to third parties and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all.  There can also be no assurance we will be able to conclude the proposed development agreement with Clarios. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.
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

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Green Bank for approximately $9.4 million, which is secured by liens on substantially all of our assets. The credit agreement governing such indebtedness contains covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Green Bank is secured by substantially all of our assets, a default under the credit facility could enable the debt holder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Green Bank as of the fiscal quarter ends between March 31, 2017, and June 30, 2019. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan.

In the event of the acceleration of the Green Bank loan, we will need additional financing to satisfy our obligations under the loan, which additional financing may not be available on reasonable terms or at all. As noted above, as of the date of this report, we are indebted to Green Bank for approximately $9.4 million. The credit agreement governing such indebtedness contain various affirmative and negative covenants and if we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have sufficient funds to make the accelerated payments, in which case we would be required to seek additional funds through various financing sources, most likely through the sale of our equity or debt securities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Further, any sale of our equity or equity-linked securities will result in additional dilution to our stockholders.

Our outstanding debt may make it difficult for us obtain additional financing using our future operating cash flow. We currently owe approximately $9.4 million to Green Bank as of the date of this report. Such indebtedness could limit our ability to borrow additional funds to fund operations or expansion or increase the cost of any such borrowing, or both. Our inability to conduct additional debt financing could:

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
Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead through a novel and unproven technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead in commercial quantities other than by way of smelting. In addition, our lead recycling production line at TRIC is the first-of-its-kind and neither we nor anyone else has ever successfully built a production line that commercially recycles LABs without smelting. While we have commenced limited lead recycling operations at our TRIC facility, through June 30, 2019 all of our revenues have been derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018 we commenced the sale of AquaRefined lead in the form of two tonne blocks. In the second quarter of 2019 we began to scale our operations. In addition to the general risks associated with a novel and unproven technology, our business model is subject to a number of related risks, including:

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
While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees. As of the date of this report, our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs and, to a lesser extent, the sale of lead bullion and Aqua Refined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018 we commenced the sale of pure AquaRefined lead in the form of two tonne blocks. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. There can be no assurance that the commencement of commercial production of AquaRefined lead at our TRIC facility will not incur unexpected costs or setbacks that might restrict the desired scale of our intended operations or that we will be to produce AquaRefined lead in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin.
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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10340561, 10316420), Canada (2930945), China (105981212, allowed 201680041675.8), Europe (3072180), Eurasia (32371), South Africa (2016-04083), Korea (101739414, 101882932, 101926033), Japan (6173595), Mexico (357027), OAPI (17808), Ukraine (118037, allowed 2017 05914), Vietnam (allowed 1-2016-02246) and Australia (2014353227, 2015350562, 2017213449).
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
Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business. We propose to commercially exploit our AquaRefining process primarily by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs, including Clarios, among others. Although we are currently seeking to negotiate such an agreement with Clarios as further discussed in the following paragraph, as of the date of this report, we have not entered into any such licensing, joint venture or strategic alliance agreements, apart from our equipment supply agreement with Clarios, and there can be no assurance that we will be able to do so on terms that benefit us, if at all. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, potential additional challenges in protecting our intellectual property, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.
There can be no assurance that we will be able to negotiate our key agreement with Clarios on commercially reasonable terms, or at all. In February 2017, we entered into a series of agreements with Clarios, including an equipment supply agreement pursuant to which, among other things, we agreed to work with Clarios on the development of a program for the conversion of Clarios and certain strategic partners of Clarios’ existing lead smelters throughout North and South America, China and Europe to a lead recycling process utilizing our AquaRefining technology and equipment, know-how and services. The equipment supply agreement discusses the development of the conversion program in general terms and contemplates that the parties will enter into a definitive development program agreement that is based on the general terms set forth in the equipment supply agreement and provides more detailed terms and conditions, including the economic obligations and rights of each party. We have agreed not to license our AquaRefining technology and equipment to third parties in the aforementioned regions until such time as we and Clarios have agreed on certain matters relating to the initial conversion of a Clarios facility. In June 2019, Clarios and we entered into an amendment to the equipment supply agreement pursuant to which we have agreed to use good faith, commercial best-efforts to conclude the discussion and negotiation of, and enter into, a development program agreement no later than the 90th day following our satisfaction of certain performance criteria agreed upon by Clarios and us. The equipment supply agreement may be terminated by either party upon 60 days’ prior written notice if the parties have not entered into the development program agreement by June 30, 2021 There can be no assurance that we will be able to negotiate and conclude a definitive development program agreement with Clarios on commercially reasonable terms, or at all.

The division of Johnson Controls with which we interact was recently sold and there can be no assurance that the new owners of the division will maintain the same level of interest in and commitment to the proposed joint development of our AquaRefining technologies. On May 1, 2019, Johnson Controls International plc announced that it had completed the sale of its battery group assets, formerly held by Johnson Controls Battery Group, Inc., to Brookfield Business Partners L.P. The acquired battery group assets will operate under the name Clarios. Based on our conversations with Johnson Controls, it is our understanding that the agreements and proposed business projects between us and Johnson Controls Battery Group, Inc. (collectively, the "Aqua Metals Collaboration") are now under the control of Clarios, and that certain members of the former management of Johnson Controls Battery Group, Inc. will be employed in similar capacities by Clarios. We have also been advised that Clarios and Brookfield Business Partners L.P. have expressed their interest in continuing the Aqua Metals Collaboration initiated by us and Johnson Controls Battery Group, Inc. Although there can be no assurance that Clarios currently has, and/or will maintain, the same level of interest in our joint collaboration as its predecessor, as Clarios could, for example, no longer have an interest in our technologies or have competing priorities, we currently have no reason to believe that Clarios and Brookfield Business Partners L.P. have lost interest. In addition, the change of control of the battery group may cause disruptions and distractions that adversely affect its ability to further the Aqua Metals Collaboration. For these and other reasons, Johnson Controls’ sale of its battery group assets to Brookfield Business Partners L.P. could possibly have a material adverse effect on the Aqua Metals Collaboration.

We are dependent on a limited number of suppliers of certain materials used in our AquaRefining process and our inability to obtain these materials as and when needed could cause a material disruption in our operations. Our AquaRefining process involves a significant number of elements, chemicals, solvents and other materials, in addition to used LABs. There are a limited number of suppliers of certain materials used in our AquaRefining process and, other than our Supply Agreement with Interstate Battery Recycling, LLC, we have no agreements in place for our supply of such materials. Our ability to conduct our AquaRefining process on a commercial scale will depend significantly on obtaining timely and adequate supply of these materials on competitive terms. Our inability to source these materials on a timely and cost-efficient manner could interrupt our operations, significantly limit our revenue sales and increase our costs. This factor could also impair our ability to meet our commitments to supply our customers. Our inability to obtain these materials as and when needed could cause a material disruption in our operations.

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
Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate.  We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. A month later, the price per tonne increased back up to $1,801 per tonne; the price on June 30, 2019 was $1,933 per tonne.  Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic down turn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead.  There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.
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

•	increased cost of enforcing our intellectual property rights;

•	diminished ability to protect our intellectual property rights;

•	heightened price sensitivities from customers in emerging markets;

•	our ability to establish or contract for local manufacturing, support and service functions;

•	localization of our LABs and components, including translation into foreign languages and the associated expenses;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	compliance with the Federal Corrupt Practices Act and other anti-corruption laws;

•	foreign currency fluctuations;

•	laws favoring local competitors;

•	weaker legal protections of contract terms, enforcement on collection of receivables and intellectual property rights and mechanisms for enforcing those rights;

•	market disruptions created by public health crises in regions outside the United States;

•	difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions;

•	issues related to differences in cultures and practices; and

•	changing regional economic, political and regulatory conditions.
U.S. Government regulation and environmental, health and safety concerns may adversely affect our business. Our operations in the United States will be subject to the federal, state and local environmental, health and safety laws applicable to the reclamation of lead acid batteries including the Occupational Safety and Health Act ("OSHA") of 1970 and comparable state statutes. Our facilities will have to obtain environmental permits or approvals to operate, including those associated with air emissions, water discharges, and waste management and storage. We may face opposition from local residents or public interest groups to the installation and operation of our facilities. In addition to permitting requirements, our operations are subject to environmental health, safety and transportation laws and regulations that govern the management of and exposure to hazardous materials such as the lead and acids involved in battery reclamation. These include hazard communication and other occupational safety requirements for employees, which may mandate industrial hygiene monitoring of employees for potential exposure to lead.
We are also subject to inspection from time to time by various federal, state and local environmental, health and safety regulatory agencies and, as a result of these inspections, we may be cited for certain items of non-compliance. For example, in August 2018, the Nevada Occupational Safety and Health Administration, or Nevada OSHA, delivered to us a citation and notification of penalty.  The citation listed a number of items related to our compliance with Nevada OSHA’s Lead Standard.  We reached a settlement agreement with Nevada OSHA on the amount of penalties associated with the citation.  We also agreed to engage a lead compliance expert to audit our facility at TRIC for compliance with all provision of the Lead Standard and to generate a written report with findings of any noncompliance, recommended corrective actions, and a timeframe to correct the findings of noncompliance.  We agreed with Nevada OSHA to correct all findings of noncompliance within the timeframe proposed by the lead compliance expert in their report.  The lead compliance expert has been engaged, has visited the facility at TRIC and is in the process of completing the written report.  We intend to correct any findings of noncompliance in a timely manner.

Failure to comply with the requirements of federal, state and local environmental, health and safety laws could subject our business to significant penalties (civil or criminal) and other sanctions that could adversely affect our business. In addition, in the event we are unable to present and operate our AquaRefining process and operations as safe and environmentally responsible, we may face opposition from local governments, residents or public interest groups to the installation and operation of our facilities.

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
We will remain an “emerging growth company" until 2020, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1.07 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.
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
Shares eligible for future sale may adversely affect the market for our common stock. Of the 56,963,354 shares of our common stock outstanding as of the date of this report, approximately 49,848,674 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144.
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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27. 2018.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10Q filed on May 9, 2019

10.1	Underwriting Agreement dated as of May 10, 2019 between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters thereto	Incorporated by reference from the Registrant’s Quarterly Report on Form 8-K filed on May 10, 2019

10.2+	Second Amendment dated June 27, 2019 to Equipment Supply Agreement dated April 16, 2018 between the Registrant and Clarios	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

+ Certain portions of the exhibit have been omitted pursuant to pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	July 31, 2019	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 31, 2019	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)