Form 10-Q
period 2019-09-30
Aqua Metals, Inc.
filed 2019-11-12
CIK 1621832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
As of November 11, 2019, there were 57,386,622 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AQUA METALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$15,541	$20,892
Accounts receivable, net	1,714	725
Inventory, net	1,823	765
Prepaid expenses and other current assets	876	370
Total current assets	19,954	22,752

Non-current assets
Property and equipment, net	51,649	45,548
Intellectual property, net	1,044	1,271
Other assets	4,273	1,800
Total non-current assets	56,966	48,619

Total assets	$76,920	$71,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,288	$2,088
Accrued expenses	3,582	5,196
Lease liability, current portion	536	121
Deferred rent, current portion	—	8
Notes payable, current portion	277	311
Convertible note payable, current portion	—	4,075
Total current liabilities	9,683	11,799

Deferred rent, non-current portion	—	27
Lease liability, non-current portion	1,005	110
Asset retirement obligation	779	745
Notes payable, non-current portion	8,488	8,600
Total liabilities	19,955	21,281

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 57,292,874 and 38,932,437 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively,	57	39
Additional paid-in capital	185,529	145,147
Accumulated deficit	(128,621)	(95,096)
Total stockholders’ equity	56,965	50,090

Total liabilities and stockholders’ equity	$76,920	$71,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Product sales	$2,361	$1,169	$4,281	$3,378

Operating cost and expense
Cost of product sales	8,231	6,453	20,097	16,489
Research and development cost	282	967	1,240	3,645
General and administrative expense	5,107	2,174	13,458	7,862
Total operating expense	13,620	9,594	34,795	27,996

Loss from operations	(11,259)	(8,425)	(30,514)	(24,618)

Other income and (expense)
Interest expense	(142)	(919)	(3,234)	(2,225)
Interest and other income	85	81	225	123

Total other expense, net	(57)	(838)	(3,009)	(2,102)

Loss before income tax expense	(11,316)	(9,263)	(33,523)	(26,720)

Income tax expense	—	—	(2)	(2)

Net loss	$(11,316)	$(9,263)	$(33,525)	$(26,722)

Weighted average shares outstanding, basic and diluted	57,053,982	38,779,710	50,491,786	32,553,939

Basic and diluted net loss per share	$(0.20)	$(0.24)	$(0.66)	$(0.82)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Balances, June 30, 2019	56,889,876	$57	$181,863	$(117,305)	$64,615

Stock-based compensation	—	—	901	—	901
Warrants related to Veolia agreement	—	—	1,734	—	1,734
Common stock issued upon RSU vesting	91,319	—	—	—	—
Common stock issued for consulting services	311,679	—	1,031	—	1,031
Net loss	—	—	—	(11,316)	(11,316)

Balances, September 30, 2019	57,292,874	$57	$185,529	$(128,621)	$56,965

Balances, December 31, 2018	38,932,437	$39	$145,147	$(95,096)	$50,090

Stock-based compensation	—	—	2,899	—	2,899
Warrants related to Veolia agreement	—	—	4,046	—	4,046
Common stock issued upon RSU vesting	448,487	—	—	—	—
Common stock issued for consulting services	1,736,950	2	4,073	—	4,075
Common stock issued in January 2019 public offering, net of $739 offering costs	5,175,000	5	9,058	—	9,063
Common stock issued in May 2019 public offering, net of $1,683 offering costs	11,000,000	11	20,306	—	20,317
Net loss	—	—	—	(33,525)	(33,525)

Balances, September 30, 2019	57,292,874	$57	$185,529	$(128,621)	$56,965

Balances, June 30, 2018	38,779,710	$39	$144,016	$(72,301)	$71,754

Stock-based compensation	—	—	361	—	361
Net loss	—	—	—	(9,263)	(9,263)

Balances, September 30, 2018	38,779,710	$39	$144,377	$(81,564)	$62,852

Balances, December 31, 2017	27,554,076	$27	$113,780	$(54,842)	$58,965

Stock-based compensation	—	—	853	—	853
Common stock issued under Officers and Directors Purchase Plan	2,034	—	4	—	4
Common stock issued upon RSU vesting	65,600	—	—	—	—

Common stock issued in overallotment related to December 2017 public offering, net of $10 transaction cost	1,072,500	2	2,101	—	2,103
Common stock issued in June 2018 public offering, net of $2,096 offering costs	10,085,500	10	26,637	—	26,647
Modification of Interstate Battery warrant #1	—	—	1,002	—	1,002
Net loss	—	—	—	(26,722)	(26,722)

Balances, September 30, 2018	38,779,710	$39	$144,377	$(81,564)	$62,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(33,525)	$(26,722)
Reconciliation of net loss to net cash used in operating activities
Depreciation	2,987	2,354
Amortization of intellectual property	137	143
Accretion of asset retirement obligation	34	32
Fair value of warrant modification, net	—	402
Fair value of common stock issued for consulting services	4,075	—
Stock-based compensation	2,899	853
Warrant expense	4,046	—
Amortization of debt discount	—	1,152
Amortization of deferred financing costs	47	64
Non-cash convertible note interest expense	2,556	509
Non-cash interest expense	95	—
Loss on disposal of Ebonex asset	90	—
Loss on disposal of equipment	79	10
Inventory adjustment	—	179
Changes in operating assets and liabilities
Accounts receivable	(988)	21
Inventory	(1,058)	(29)
Prepaid expenses and other current assets	(507)	448
Accounts payable	2,763	483
Accrued expenses	(1,914)	827
Deferred rent	(35)	(116)
Other assets and liabilities	(372)	—
Net cash used in operating activities	(18,591)	(19,390)

Cash flows from investing activities:
Purchases of property and equipment	(8,146)	(3,057)
Equipment deposits and other assets	(1,122)	(10)
Net cash used in investing activities	(9,268)	(3,067)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	29,380	28,754
Payments on notes payable	(221)	(206)
Payments on finance leases	—	(112)
Payments on convertible note	(6,651)	—
Net cash provided by financing activities	22,508	28,436

Net decrease in cash and cash equivalents	(5,351)	5,979
Cash and cash equivalents at beginning of period	20,892	22,793

Cash and cash equivalents at end of period	$15,541	$28,772

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$2
Cash paid for interest	$454	$465

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$(437)	$(45)
Change in property and equipment resulting from change in accrued expenses	$(259)	$(8)
Change in equity resulting from change in accrued expenses	$1,300	$600
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
2. Summary of Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or the SEC, on February 28, 2019. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2019 except for the implementation of Accounting Standards Update (“ASU”) No. 2016-02, Leases, (“ASC 842”), as described below.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and ASU of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheets as of September 30, 2019, the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and September 30, 2018, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2019 and September 30, 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and September 30, 2018, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2018, which are included on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.
The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ended December 31, 2019.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Subsidiaries, both of which are wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.
Use of estimates

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	September 30,
Excluded potentially dilutive securities (1):	2019	2018

Convertible note - principal	—	702,247
Options to purchase common stock	3,623,138	1,632,483
Unvested restricted stock units	403,154	107,723
Financing warrants to purchase common stock	4,839,197	2,340,828
Total potential dilutive securities	8,865,489	4,783,281

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
Concentration of credit risk
Revenues from the following customers each represented at least 10% of total revenue for the three and nine months ended September 30, 2019 and 2018, respectively. They also represented a significant portion of our accounts receivable as of September 30, 2019 and December 31, 2018, respectively.

	Revenue		Revenue		Accounts Receivable
	Three months ended September 30,		Nine months ended September 30,		September 30, 2019	December 31, 2018
	2019	2018	2019	2018

Clarios (successor of Johnson Controls Battery Group, Inc.)	80%	95%	71%	86%	76%	95%
Ocean Partners USA, Inc.	—%	—%	—%	10%	—%	—%
P. Kay Metals	17%	—%	26%	—%	24%	—%

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
Recent accounting pronouncements
There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2019 that are of significance or potential significance to the Company.
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

Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of our revenue during the three and nine months ended September 30, 2019 and 2018.

4. Inventory
Inventory consisted of the following (in thousands):

	September 30, 2019	December 31, 2018

Finished goods	$297	$43
Work in process	465	164
Raw materials	1,061	558
Total inventory	$1,823	$765

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

Asset Class	Useful Life (Years)	September 30, 2019	December 31, 2018

Operational equipment	3-10	$21,461	$15,926
Lab equipment	5	580	698
Computer equipment	3	221	201
Office furniture and equipment	3	353	336
Land	-	1,047	1,047
Building	39	24,867	24,820
Asset retirement cost	20	670	670
Equipment under construction		11,087	7,892
		60,286	51,590
Less: accumulated depreciation		(8,637)	(6,042)

Total property and equipment, net		$51,649	$45,548
Depreciation expense was $0.9 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2018, respectively. Equipment under construction is primarily AquaRefining modules manufactured by the Company to be used in the McCarran, Nevada recycling plant.
6. Asset Retirement Obligation
The Company records a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $0.7 million and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three and nine months ended September 30, 2019 was approximately $12,000 and $34,000, respectively. Accretion of the ARO for the three and nine months ended September 30, 2018 was approximately $11,000 and $32,000, respectively.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has entered into a facility closure trust agreement for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the trust are to be available, when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. The trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. Through September 30, 2019, $670,000 has been contributed to the trust fund and is reported in "Other Assets" in the condensed consolidated balance sheet.
7. Convertible Note Payable
The convertible note payable at December 31, 2018 was with Interstate Battery Systems International, Inc. (Interstate Battery) and was comprised of the following (in thousands):

December 31, 2018

Convertible note payable	$5,000
Accrued interest	1,651
Deferred financing costs, net	(20)
Note discount	(2,556)

Less current portion	4,075

Convertible note payable, non-current portion	$—
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

8. Notes Payable
Aqua Metals Reno, Inc. (“AMR”), a subsidiary of Aqua Metals Inc., entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for each of the calendar quarters in the period March 31, 2017 through September 30, 2019. AMR has received a waiver for the minimum debt service coverage ratio covenant for each of the aforementioned calendar quarters.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The net proceeds of the loan were used for the construction of the Company’s lead acid recycling operation in McCarran, Nevada. Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, accessions and a certificate of deposit in the amount of $1,000,000. The certificate of deposit is is reported in "Other Assets" in the condensed consolidated balance sheet.
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
Notes payable is comprised of the following (in thousands):

	September 30, 2019	December 31, 2018

Notes payable, current portion
Capital equipment leases	$—	$16
Green Bank, net of issuance costs	277	295
Total notes payable, current portion	$277	$311

Notes payable, non-current portion
Capital equipment leases	$—	$31
Green Bank, net of issuance costs	8,488	8,569
Total notes payable, non-current portion	$8,488	$8,600
Note: Capital equipment leases are now being accounted for as a finance lease liability.
9. Leases
The Company currently maintains one finance lease for equipment and two operating leases for real estate. Our finance lease is immaterial to our condensed consolidated financial statements. Our operating leases have terms of 76 and 42 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's September 30, 2019 condensed consolidated balance sheet and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's September 30, 2019 condensed consolidated balance sheet. The Company recognized sublease income of $105,000 and $253,750 for the three and nine months ended September 30, 2019, respectively.
Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of September 30, 2019, total right-of-use assets were approximately $1.31 million and operating lease liabilities were approximately $1.51 million. The right-of-use assets are reported in "Other Assets" in the condensed consolidated balance sheet.
Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for operating lease liabilities	$157	$466
Operating lease cost	$144	$433

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2019
Weighted-average remaining lease term	2.5 Years
Weighted-average discount rate	9.66%
Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Due in 12-month period ended September 30,
2020	$638
2021	$656
2022	$393
$1,687
Less imputed interest	$(179)
Total lease liabilities	$1,508

Current operating lease liabilities	$530
Non-current operating lease liabilities	$978
$1,508
Note: Excludes a finance lease with current liability of $6 and a non-current liability of $27.

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
During the nine months ended September 30, 2019, the Company issued 233,646 shares of common stock upon vesting of Restricted Stock Units granted by the Company.
During the nine months ended September 30, 2019, the Company issued 142,345 shares of common stock upon vesting of Restricted Stock Units granted to Board members.
During the nine months ended September 30, 2019, the Company issued 891,235 shares of common stock valued at $2.7 million to Veolia North America Regeneration Services, LLC pursuant to the Operations, Maintenance and Management Agreement dated February 27, 2019 between Veolia and the Company.
During the nine months ended September 30, 2019, the Company issued 110,775 shares of common stock to prior Company executives to fulfill obligations related to separation agreements and other consulting services.
During the nine months ended September 30, 2019, the Company issued 807,436 shares of common stock valued at $1.3 million to Clarios (successor of Johnson Controls) pursuant to the Clarios Investor Rights Agreement dated February 7, 2017 between Clarios and the Company.

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

Stock-based compensation
The stock-based compensation expense was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of product sales	$32	$35	$124	$132
Research and development cost	34	26	168	215
General and administrative expense	835	300	2,607	506
Total	$901	$361	$2,899	$853
The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of options granted during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Expected stock volatility	86.2% - 86.5%	78.0% - 79.3%	82.3% - 87.5%	78.0% - 86.3%
Risk free interest rate	1.7% - 1.8%	2.6% - 2.9%	1.7% - 2.6%	2.1% - 2.9%
Expected years until exercise	3.5	3.5	1.0 - 4.0	2.5 - 3.5
Dividend yield	0%	0%	0%	0%
There were no stock option exercises during the nine months ended September 30, 2019 and 2018.

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
In May 2019, the Company awarded options to the Directors to purchase up to 172,915 shares of the Company's common stock. The options vest equally over 12 months and are exercisable over a five-year period at an exercise price of $2.48 per share. The options were issued under the 2019 Plan.
In July 2019, the Company awarded options to purchase up to 150,000 shares of the Company's common stock. The options vest equally over three years and are exercisable over a five-year period at an exercise price of $1.65 per share. The options were issued under the 2019 Plan.
In July 2019, the Company awarded options to purchase up to 50,000 shares of the Company's common stock. The options vest equally over three years and are exercisable over a five-year period at an exercise price of $1.87 per share. The options were issued under the 2019 Plan.
Restricted stock units
In January 2019, the Company granted 261,455 restricted stock units (RSUs), all of which were subject to vesting, with a grant fair value of $490,000 to the employees under the 2014 Plan. The shares vest in six equal semi-annual installments over a three-year period.
In July 2019, the board of directors were granted 60,560 RSUs, all of which were subject to vesting, with a grant fair value of $97,500 under the 2019 Plan. The shares fully vest on September 30, 2019
In August 2019, the Company granted 134,419 RSUs, all of which were subject to vesting, with a grant fair value of $231,000 to the employees under the 2019 Plan. The shares vest in three equal installments over a twelve-month period.
In September 2019, Stephen Cotton, President and CEO, was granted 59,414 RSUs, all of which were subject to vesting, with a grant fair value of $109,000 under the 2019 Plan. The shares fully vest on March 20, 2020.

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Legal proceedings
Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company and certain of our former executive officers. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-7142. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased the Company’s securities between May 19, 2016 and November 9, 2017, against the Company, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleged the defendants made false and misleading statements concerning the Company’s lead recycling operations and engaged in a plan to mislead analysts and investors who attended site visits in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. The Amended Complaint sought to hold the individual defendants liable as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleged a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning the Company’s lead recycling operations contained in, or incorporated by reference in, the Company’s Registration Statement on Form S-3 filed in connection with its November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint sought to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. In an Order dated August 14, 2019, the Court granted in part and denied in part defendants’ motion to dismiss. The Court granted the motion to dismiss the Securities Act Section 11 claim and the Exchange Act Section 10(b) and Rule 10b-5 claim based on alleged false and misleading statements and gave plaintiffs leave to amend to address the deficiencies. The Court denied the motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims regarding site visits. On September 20, 2019, plaintiffs filed a Second Amended Complaint that dropped the Securities Act Section 11 claim but otherwise alleges the same claims as were alleged previously. The Second Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On November 1, 2019, the defendants filed a motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims in the Second Amended Complaint based on alleged false and misleading statements, but not the claims regarding site visits. The Company denies that the claims in the Amended Complaint have any merit and it intends to vigorously defend the action.
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
In February 2017, we entered into a series of agreements with Johnson Controls Battery Group, Inc. and commenced discussions and negotiations with Johnson Controls to develop an appropriate program blueprint, and enter into a definitive development program agreement reflecting that blueprint, pursuant to which we will provide to Johnson Controls and certain strategic partners of Johnson Controls certain licensing, sale and services of our AquaRefining technologies and equipment. In May 2019, the assets and operations of Johnson Controls Battery Group, Inc., including our agreements and collaboration with Johnson Controls, were sold to Clarios, a newly organized battery and power solutions company formed by Brookfield Business Partners LP. In this report, we refer to Clarios, as the successor to Johnson Controls Battery Group, Inc., when referring to agreements, actions or discussions between us and Johnson Controls Battery Group, Inc., whether prior to or following the latter’s transfer of assets to Clarios.

General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of lead recycling through its novel, proprietary and patented AquaRefining™ technology. AquaRefining is a room temperature, water and organic acid-based process that greatly reduces environmental emissions. We believe our suite of patented and patent-pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high-purity lead. We were formed as a Delaware corporation on June 20, 2014 and since our formation we have focused our efforts on the development and testing of our AquaRefining process, the construction of our initial lead acid battery, or LAB, recycling facility at the Tahoe-Reno Industrial Center, or TRIC, located in McCarran, Nevada and commercializing the AquaRefining process.

We completed the development of our first LAB recycling facility at TRIC and commenced production of battery breaking and limited operations during the first quarter of 2017. The TRIC facility now produces varying products for commercial sale primarily consisting of ingoted AquaRefined lead, ingoted lead bullion, lead compounds, and plastics. In April 2017, we commenced the shipment of products for sale, consisting of metallic lead, lead compounds and plastics. In April 2018, we commenced the limited production of cast lead bullion, representing a mixture of lead purchased to prime our kettles and AquaRefined lead from our AquaRefining process. In June 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks, and in October 2018 we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and in December 2018 we commenced shipments directly to Clarios owned and partner battery manufacturing facilities.
Commencing in June 2018, we adopted a strategy of limiting the operation of the AquaRefining modules to one or a few at a time as we continued to adjust the AquaRefining modules to enhance their operation. Since we had been operating at a negative contribution margin, we believed this strategy would allow us to continue making AquaRefined lead for the Clarios certification process while controlling costs and providing downtime during which we could upgrade the remaining components of the plant. These plant upgrades, which are expected to increase our contribution margin for planned production increases, include installing a new filter press and upgrading other areas of our concentrate production area to enable continuous production of the concentrate for the AquaRefining modules. Between June 2018 and September 2019, we operated the first four of the 16 modules from time to time while making continuous improvements that have led to individual modules running in a steady state producing 100Kg/hour for up to a month at a time.
During the first quarter of 2019, we operated one or two modules at a time 24-hours a day, four days a week to allow safe times for key work to be completed on some of our contribution margin improvement projects discussed above. During the second and third quarters of 2019 we operated up to four of our initial modules (modules 1 through 4) on a 24x7 basis. Starting in the fourth quarter, we began implementing final common configuration for all 16 modules. As of the date of this report, we are focused on completing the installation of our Phase Two capital upgrades, including the commissioning of the remaining 12 modules. To complete installation safely, certain current production areas are paused from time to time during the fourth quarter in order to conduct full-scale run rate unit tests in critical process areas such as battery breaking, digestion and concentrate production.
We seek to commission all 16 modules by the end of 2019. Because we have experienced delays and unforeseen issues in the completion of the AquaRefining production line to date, it is possible that we may encounter additional delays and issues that will prevent us from achieving the commissioning and operation of all 16 modules by the end of the year.
As we endeavor to bring the AquaRefining modules online, we continue our efforts to complete and commission infrastructure and operational improvements intended to improve the contribution margin for our AquaRefined lead production.  These infrastructure and operational improvements are expected to allow us to recover and recycle our chemical feedstock more efficiently, which should further improve our contribution margin. In March 2019, we announced that we completed Phase One of our two-phase capital improvement program. Electrolyte recovery is critical to achieving positive contribution margin and during the first quarter of 2019 we were conserving 67% of our target for electrolyte recovery. From the capital improvements made in Phase One, we have demonstrated the ability to conserve 75% of our target for electrolyte recovery during the second quarter of 2019. We expect to conserve 100% of our target when we complete Phase Two.. We have already run a successful pilot program for the Phase Two solution of our capital improvement program, which, along with conserving additional electrolyte, should generate higher lead yields for our AquaRefining process, also improving contribution margin.

Since January 1, 2019, we have engaged in the following non-routine transactions:

In January 2019, we completed a public offering of 5,175,000 shares of our common stock, at the price of $1.90 per share, for gross proceeds of $9.8 million. After the payment of underwriter discounts and offering expenses, we received net proceeds of approximately $9.1 million.

On February 26, 2019, after engaging in extensive diligence and engineering evaluations, we signed a contract with Veolia North America Regeneration Services LLC (Veolia) to provide operations, maintenance and management services at Aqua Metals’ AquaRefining facility in McCarran, Nevada. Pursuant to the agreement, Veolia contributes operational and technological expertise and organizational capabilities in aqueous-based process chemistries and electrolysis along with assumption of responsibility for operations, supply chain, offtake and management of the plant. Veolia employees began working onsite starting March 4, 2019 at the McCarran facility. In addition to receiving expertise and support from Veolia overall, the agreement provides for Veolia to relocate up to six full-time employees with operations, process engineering and management expertise to join the Aqua Metals team at AquaRefinery in McCarran, Nevada. Veolia has assumed the primary responsibility for scaling the facility through the remainder of 2019 to the goal of operating 16 modules on a continuous basis. The agreement also provides for Veolia and Aqua Metals to work together to plan the expansion of the McCarran, Nevada facility to 32 AquaRefining modules.

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

Plan of Operations

Our plan of operations for the 12-month period following the date of this report is to complete the commercial roll-out of all 16 AquaRefining modules installed at TRIC and to ramp up the production of AquaRefined lead. Thereafter, we intend to install an additional 16 AquaRefining modules at TRIC incorporating any recommended design improvements based on the operation of the first 16 modules and subject to having or being able to raise the requisite capital on terms acceptable to us for such expansion.
Additionally, we plan to further improve the plant economics by processing a growing proportion of the metallic lead we recover from breaking batteries within the AquaRefinery and by utilizing the third of our six kettles in the refining area commissioned during the first quarter of 2019. We believe the continuation of this program will improve contribution margin by enabling us to finish a growing proportion of these materials in-house. We announced in March 2019, the first full production run of lead bullion from our newly commissioned third kettle. In June 2019, we announced the sequential increase in production of AquaRefined lead as well as sequential increases in lead metal bullion during the second and third quarters of 2019.

In parallel with our efforts to commercialize our existing AquaRefining operations, our 12-month plan of operations also includes our proposal to license our technology and to provide planning, engineering, technical assistance, equipment and other services in support of the addition of an AquaRefining facility to a battery recycling facility owned by Clarios. Licensing could take the form of either a co-processing arrangement whereby we operate our technology in conjunction with an existing smelter or our licensee operates directly utilizing our technology. We are currently discussing with Clarios an appropriate program blue print, and we intend to enter into a definitive development program agreement reflecting that blueprint, pursuant to which we will provide Clarios and certain strategic partners of Clarios certain licensing, sale and services of our AquaRefining technologies and equipment. In June 2019, we signed an agreement with Clarios setting parameters for finalizing a definitive development program. However, there can be no assurance that we will be able to conclude a definitive development agreement with Clarios on terms that benefit us, if at all. See "Risk Factors - Risks Related to Our Business."

Our 12-month plan of operations also includes the pursuit and evaluation of additional strategic relationships, in addition to our relationship with Veolia, and the licensing of our technology and the provision of equipment and services to other potential strategic partners in addition to Clarios. However, there can be no assurance that we will be able to affect any of these additional partnerships in the future on commercially reasonable terms, or at all.

Results of Operations
During the third quarter of 2018, product sales consisted of lead bullion, lead compounds and plastics. Product sales during the third quarter of 2019 consisted of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds, and plastics. The following table summarizes our results of operations with respect to the items set forth below for the three and nine months ended September 30, 2019 and 2018 together with the percentage change in those items (in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Favorable (Unfavorable)	% Change	2019	2018	Favorable (Unfavorable)	% Change

Product sales	$2,361	$1,169	$1,192	102.0%	$4,281	$3,378	$903	26.7%
Cost of product sales	8,231	6,453	(1,778)	27.6%	20,097	16,489	(3,608)	21.9%
Research and development cost	282	967	685	(70.8)%	1,240	3,645	2,405	(66.0)%
General and administrative expense	5,107	2,174	(2,933)	134.9%	13,458	7,862	(5,596)	71.2%
Total operating expense	$13,620	$9,594	$(4,026)	42.0%	$34,795	$27,996	$(6,799)	24.3%
As mentioned previously, product sales consist of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Revenue for the three months ended September 30, 2019 increased approximately 102% compared to the three months ended September 30, 2018 as a result of increased production during the third quarter of 2019 and as a result of our strategic decision, starting in the second quarter of 2018, to limit the operations of our AquaRefining in order to focus resources on the implementation of plant improvements and enhancing process efficiencies. During the second quarter of 2019 and throughout the third quarter, we began to increase production by the addition of modules and increased efficiencies. During the nine months ended September 30, 2019, revenue increased approximately 27% as a result increased production during the second and third quarters of 2019.
Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales increased approximately 28% and 22% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018. Cost of product sales were lower in 2018 due to the planned slowdown of plant operations. Cost increases in 2019 were also affected by the hiring, in the first quarter of 2019, of approximately 25 new production employees in preparation for ramping-up operations.
Research and development cost included expenditures related to the improvement of the AquaRefining technology. During the three and nine months ended September 30, 2019, research and development costs decreased approximately 71% and 66%, respectively, over the comparable periods in 2018. The decline in research and development cost is primarily the result of management's focus on preparing the plant for the scaling of commercial operations and a reduced emphasis on research and development activities due to the fact that the AquaRefining for lead technology has matured and we are moving out of the research and development stage and into commercial production at the AquaRefinery. As a result, there has been a reduction in research and development staffing by 25% subsequent to the comparable periods in 2018.
General and administrative expense increased approximately 135% and 71% for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The most significant drivers of these increases were non-cash expense items. For the three and nine months ended September 30, 2019, we had $2.2 million and $5.8 million, respectively, of non-cash expense related to the Veolia agreement (as previously discussed). In addition, non-cash stock-based compensation to our employees and directors increased by approximately $0.5 million and $2.1 million compared to the three and nine months ended September 30, 2018, respectively. We also incurred costs of approximately $0.2 million for professional serves fees associated with the sublease of the Alameda facility. The nine months ended September 30, 2018 included $0.9 million severance for our former chief executive officer, as well as a net $0.4 million noncash charge associated with a warrant modification related to Interstate Battery and $0.4 million in increased legal fees associated with proxy and solicitation fees related to efforts to address activist investors.

The following table summarizes our other income and interest expense for the three and nine months ended September 30, 2019 and 2018 together with the percentage change in those items (in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2019	2018	Favorable (Unfavorable)	% Change	2019	2018	Favorable (Unfavorable)	% Change
Other income and (expense)

Interest expense	$(142)	$(919)	$777	84.5%	$(3,234)	$(2,225)	$(1,009)	(45.3)%
Interest and other income	$85	$81	$4	4.9%	$225	$123	$102	82.9%
Interest expense related primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million note payable to Green Bank, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Green Bank. On January 24, 2019, we repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. As a result of this debt repayment, we amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense. These non-cash items were the primary cause of the increase in overall interest expense for the nine months ended September 30, 2019. Interest expense decreased for the three months ended September 30, 2019 as compared to the same period in 2018 as the result of the payoff of the Interstate Battery convertible note.
Interest income increased for the nine months ended September 30, 2019 compared to the same period in 2018 due to higher cash balances during the year.

Liquidity and Capital Resources
As of September 30, 2019, we had total assets of $76.9 million and working capital of $10.3 million.
The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(18,591)	$(19,390)
Net cash used in investing activities	$(9,268)	$(3,067)
Net cash provided by financing activities	$22,508	$28,436
Net cash used in operating activities
Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 was $18.6 million and $19.4 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and impairment charge as well as net changes in working capital. Cash used for general and administrative expenses decreased approximately $0.8 million during the nine months ended September 30, 2019 as compared to the same period last year.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $9.3 million and $3.1 million, respectively. Net cash used in investing activities during each of these periods consisted primarily of purchases of fixed assets related to the build-out of our TRIC recycling facility in Nevada. Net cash used in investing activities for the three months ended September 30, 2019 were primarily related to Phase Two fixed assets being installed to complete the installation of the 16 modules. In March of 2019, we disposed of the capital shares of our UK subsidiary, Ebonex IPR, Ltd. The sale price was a nominal cash amount and did not contribute to net cash used in investing activities.
Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of $9.1 million net proceeds from our January 2019 public offering and $20.3 million net proceeds from our May 2019 public offering. This increase to cash flows was offset by a $6.7 million payoff of the Interstate Battery convertible note. Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of $26.6 million net proceeds from our June 2018 public offering and $2.1 million net proceeds from the January 2018 exercise of the underwriter's overallotment option related to our December 2017 public offering.

As of September 30, 2019, we had total cash of $15.5 million and working capital of $10.3 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of operations at TRIC over the next twelve months and increase production of AquaRefined lead at TRIC beyond the planned 16 modules, to work with Clarios on equipment integration and licensing to third parties and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations.We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, pre-sale of our Aqua Refined lead, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities, with a preference towards acquiring the additional capital by way of a pre-sale, technology license, joint venture or similar business transaction. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Green Bank as of the fiscal quarter ends between March 31, 2017, and September 30, 2019. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company and certain of our former executive officers. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-7142. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased the Company’s securities between May 19, 2016 and November 9, 2017, against the Company, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleged the defendants made false and misleading statements concerning the Company’s lead recycling operations and engaged in a plan to mislead analysts and investors who attended site visits in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. The Amended Complaint sought to hold the individual defendants liable as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleged a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning the Company’s lead recycling operations contained in, or incorporated by reference in, the Company’s Registration Statement on Form S-3 filed in connection with its November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint sought to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. In an Order dated August 14, 2019, the Court granted in part and denied in part defendants’ motion to dismiss. The Court granted the motion to dismiss the Securities Act Section 11 claim and the Exchange Act Section 10(b) and Rule 10b-5 claim based on alleged false and misleading statements and gave plaintiffs leave to amend to address the deficiencies. The Court denied the motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims regarding site visits. On September 20, 2019, plaintiffs filed a Second Amended Complaint that dropped the Securities Act Section 11 claim but otherwise alleges the same claims as were alleged previously. The Second Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On November 1, 2019. the defendants filed a motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims in the Second Amended Complaint based on alleged false and misleading statements, but not the claims regarding site visits. The Company denies that the claims in the Amended Complaint have any merit and it intends to vigorously defend the action.
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
Risks Related to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through September 30, 2019, we generated a total of $10.8 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and Aqua Refined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we bring those LAB recycling operations online and ramp to full production capacity. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we continue to experience delays in ramping up our LAB recycling operations at TRIC;

•	our ability to bring modules online and ramp-up production on a commercial scale;

•	our ability to profitably operate our AquaRefining process on a commercial scale;

•	our ability to realize the expected benefits of our strategic partnerships with Clarios and Veolia; and

•	our ability to procure LABs in sufficient quantities at competitive prices.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.
Our business is dependent upon our successful implementation of novel and unproven technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in our lead recycling operations are widely used and proven, the AquaRefining component of our lead recycling operations is largely novel and unproven. While we have shown that our proprietary technology can produce AquaRefined lead on a small scale, we have only recently completed, and put into limited operation, the processes that we believe will support the production of AquaRefined lead on a commercial scale. Further, as we complete our AquaRefining production line, we continue to encounter unforeseen complications that have delayed the ramping up of our AquaRefining modules and the integration of our AquaRefining process with the traditional lead recycling operations. There can be no assurance that we will be able to overcome these production and performance issues in a timely manner or that we will not encounter additional unforeseen complications that will cause further delays in our planned commercial roll-out of all 16 AquaRefining modules installed at TRIC and to ramp-up the production of AquaRefined lead.
We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of September 30, 2019, we had total cash of $15.5 million and working capital of $10.3 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of operations at TRIC over the next twelve months and increase production of AquaRefined lead at TRIC beyond the planned 16 modules, to work with Clarios on equipment integration and licensing to third parties and to fund our continued losses from operations until such time as we are able to achieve positive cash flow from operations. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all.  There can also be no assurance we will be able to conclude the proposed development agreement with Clarios. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, pre-sale of our Aqua Refined lead, licensing fees for our technology, joint ventures with capital partners and/or project financing of our recycling facilities, with a preference towards acquiring the additional capital by way of a pre-sale, technology license, joint venture or similar business transaction. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.
Veolia currently plays a substantial role in the development of operations, start-up of new equipment, operation and management of our TRIC facility and will potentially play a substantial role in any future facilities we may develop, and there can be no assurance that we will realize the intended benefits of our relationship with Veolia or, if we do, that we will not develop a dependency on Veolia. In February 2019, we entered into an Operations, Management and Maintenance Agreement with Veolia North America Regeneration Services, LLC, or Veolia. Pursuant to the Agreement, Veolia will provide development of operations programs, start-up of new equipment and operations, maintenance and management services at our AquaRefining facility at TRIC. We expect Veolia to contribute operational and technological expertise and organizational capabilities in aqueous based process chemistries and electrolysis along with taking on responsibility for operations, supply chain, offtake and management of the plant. While we believe the Agreement will allow us to leverage Veolia’s operations and process engineering expertise and supply chain, offtake and waste stream buying power and expertise, there can be no assurance that we will realize the expected benefits from our agreement with Veolia. In addition, we have agreed to potentially grant Veolia the right of first refusal to operate and manage any future facilities developed or licensed by us. It is our expectation that Veolia will serve as our go-to-market execution partner to staff and manage AquaRefining facilities with mutually agreed performance metrics for Aqua Metals and our partners. In the event Veolia is successful in operating and managing the recycling facilities developed by us and our licensees, there is a risk that we will become dependent on Veolia for the operational and managerial expertise and labor. There can be no assurance that Veolia will be successful in managing our recycling facilities and those of our partners. There can also be no assurance that Veolia will continue to provide such services in the future, in which case the loss of Veolia as our service provider could cause a serious disruption in our operations.

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

Additionally, pursuant to the Agreement, Veolia may elect to terminate the Agreement in the event that we fail to secure sufficient financing by March 31, 2020. The purpose of the financing is to implement the expansion of our TRIC facility to 32 AquaRefining modules. There can be no assurance that we will be able to secure sufficient financing by March 31, 2020. If we are unable to do so, we may not only lose Veolia as our partner to manage the TRIC facility, but we also may not be able to expand our TRIC facility to 32 AquaRefining modules in a reasonable amount of time.

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Green Bank for approximately $9.4 million ($8.7 million net of issuance costs), which is secured by liens on substantially all of our assets. The credit agreement governing such indebtedness contains covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Green Bank is secured by substantially all of our assets, a default under the credit facility could enable the debt holder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Green Bank as of the fiscal quarter ends between March 31, 2017, and September 30, 2019. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan.

In the event of the acceleration of the Green Bank loan, we will need additional financing to satisfy our obligations under the loan, which additional financing may not be available on reasonable terms or at all. As noted above, as of the date of this report, we are indebted to Green Bank for approximately $9.4 million ($8.7 million net of issuance costs). The credit agreement governing such indebtedness contain various affirmative and negative covenants and if we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have sufficient funds to make the accelerated payments, in which case we would be required to seek additional funds through various financing sources, most likely through the sale of our equity or debt securities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Further, any sale of our equity or equity-linked securities will result in additional dilution to our stockholders.

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
Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead through a novel and unproven technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead in commercial quantities other than by way of smelting. In addition, our lead recycling production line at TRIC is the first-of-its-kind and neither we nor anyone else has ever successfully built a production line that commercially recycles LABs without smelting. While we have commenced limited lead recycling operations at our TRIC facility, through September 30, 2019 all of our revenues have been derived primarily from the sale of lead compounds and plastics and the sale of lead bullion and AquaRefined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018 we commenced the sale of AquaRefined lead in the form of two tonne blocks. In addition to the general risks associated with a novel and unproven technology, our business model is subject to a number of related risks, including:

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
Further, there can be no assurance that we will be able to produce AquaRefined lead in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin. The uniqueness of our AquaRefining process and our production line at TRIC presents potential risks associated with the development of a business model that is untried and unproven. As of the date of this report, we are in the process of completing the commercial roll-out of all 16 AquaRefining modules at TRIC which should lead to the ramp-up of the commercial production of AquaRefined lead, however we have experienced performance and production issues and there can be no assurance that we will be able to overcome these production and performance issues in a timely manner or that we will not encounter additional unforeseen complications that will cause further delays in our planned commercial roll-out of our AquaRefining modules and the ramp-up the production of AquaRefined lead.
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
While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees. As of the date of this report, our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs, and more recently, the sale of lead bullion and Aqua Refined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018 we commenced the sale of pure AquaRefined lead in the form of two tonne blocks. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. There can be no assurance that the commencement of commercial production of AquaRefined lead at our TRIC facility will not incur unexpected costs or setbacks that might restrict the desired scale of our intended operations or that we will be to produce AquaRefined lead in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin.
We have completed the construction of our initial LAB recycling facility at TRIC, however we have been delayed in the ramping up of our lead recycling operations at TRIC and we may encounter further delays. We completed the construction of our initial LAB recycling facility at TRIC in August 2016 and commenced the limited production of recycled lead in the first quarter of 2017. However, we only recently commenced the limited commercial production of AquaRefined lead. We have encountered production and performance issues that have impaired and delayed our ability to ramp-up the production of AquaRefined lead. There can be no assurance that we will not encounter additional production and performance issues in the future or, if we do, be able to overcome them in a timely manner. In addition, since our lead recycling production line at TRIC is the first-of-its-kind, neither we nor anyone else has ever built a facility of this nature and there can be no assurance that we will not experience additional operational delays and issues, including significant downtime from time to time, as we progress into the commercial production of AquaRefined lead. There can be no assurance that the commencement of commercial AquaRefining operations at our TRIC facility will not incur unexpected costs or hurdles that might restrict the desired scale of our intended operations or negatively impact our projected gross profit margin.
We were able to successfully complete engineering and process design of the capital upgrades needed to commission the remaining 12 modules. However, as we complete the installation of equipment and begin to commission modules five through 16, we may face additional delays and incur more costs that could restrict our ability to complete the installation. Such setbacks could also delay our ability to reach our target of having 16 AquaRefining modules in operation by the end of 2019.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10340561, 10316420, allowed 20180069276),  Canada (2930945), China (105981212, 107849634 allowed 201680041675.8), Europe (3072180), Eurasia (32371), South Africa (2016-04083, 2017/08455, 2017/04123), Korea (101739414, 101882932, 101926033), India (318321), Indonesia (allowed P00201604020), Japan (6173595), Mexico (357027), OAPI (17808, 18736), Ukraine (118037, 119580 allowed 2017 05914), Vietnam (allowed 1-2016-02246) and Australia (2014353227, 2015350562, 2017213449).
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
There can be no assurance that we will be able to negotiate our key agreement with Clarios on commercially reasonable terms, or at all. In February 2017, we entered into a series of agreements with Clarios, including an equipment supply agreement pursuant to which, among other things, we agreed to work with Clarios on the development of a program for the conversion of Clarios and certain strategic partners of Clarios’ existing lead smelters throughout North and South America, China and Europe to a lead recycling process utilizing our AquaRefining technology and equipment, know-how and services. The equipment supply agreement discusses the development of the conversion program in general terms and contemplates that the parties will enter into a definitive development program agreement that is based on the general terms set forth in the equipment supply agreement and provides more detailed terms and conditions, including the economic obligations and rights of each party. We have agreed not to license our AquaRefining technology and equipment to third parties in the aforementioned regions until such time as we and Clarios have agreed on certain matters relating to the initial conversion of a Clarios facility. In June 2019, we entered into an agreement with Clarios to amend the equipment supply agreement pursuant to which we have agreed to use good faith, commercial best-efforts to conclude the discussion and negotiation of, and enter into, a development program agreement no later than the 90th day following our satisfaction of certain performance criteria agreed upon by Clarios and us. The equipment supply agreement may be terminated by either party upon 60 days’ prior written notice if the parties have not entered into the development program agreement by June 30, 2021 There can be no assurance that we will be able to negotiate and conclude a definitive development program agreement with Clarios on commercially reasonable terms, or at all.
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
Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate.  We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. A month later, the price per tonne increased back up to $1,801 per tonne; the price on September 30, 2019 was $2,117 per tonne.  Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead.  There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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
U.S. Government regulation and environmental, health and safety concerns may adversely affect our business. Our operations in the United States will be subject to the federal, state and local environmental, health and safety laws applicable to the reclamation of lead acid batteries including the Occupational Safety and Health Act ("OSHA") of 1970 and comparable state statutes. Our facilities will have to obtain environmental permits or approvals to expand, including those associated with air emissions, water discharges, and waste management and storage. We may face opposition from local residents or public interest groups to the installation and operation of our facilities. In addition to permitting requirements, our operations are subject to environmental health, safety and transportation laws and regulations that govern the management of and exposure to hazardous materials such as the lead and acids involved in battery reclamation. These include hazard communication and other occupational safety requirements for employees, which may mandate industrial hygiene monitoring of employees for potential exposure to lead.
We are also subject to inspection from time to time by various federal, state and local environmental, health and safety regulatory agencies and, as a result of these inspections, we may be cited for certain items of non-compliance. For example, in August 2018, the Nevada Occupational Safety and Health Administration, or Nevada OSHA, delivered to us a citation and notification of penalty.  The citation listed a number of items related to our compliance with Nevada OSHA’s Lead Standard.  We reached a settlement agreement with Nevada OSHA on the amount of penalties associated with the citation.  We also agreed to engage a lead compliance expert to audit our facility at TRIC for compliance with all provision of the Lead Standard and to generate a written report with findings of any noncompliance, recommended corrective actions, and a time frame to correct the findings of noncompliance.  We agreed with Nevada OSHA to correct all findings of noncompliance within the time frame proposed by the lead compliance expert in their report.  The lead compliance expert has been engaged, has visited the facility at TRIC and is in the process of completing the written report.  We intend to correct any findings of noncompliance in a timely manner.

Failure to comply with the requirements of federal, state and local environmental, health and safety laws could subject our business to significant penalties (civil or criminal) and other sanctions that could adversely affect our business. In addition, in the event we are unable to operate and expand our AquaRefining process and operations as safe and environmentally responsible, we may face opposition from local governments, residents or public interest groups to the installation and operation of our facilities.

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
We have not paid dividends in the past and have no plans to pay dividends. We plan to reinvest all of our earnings, to the extent we have earnings, in order to pursue our business plan and cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on our common stock.
Shares eligible for future sale may adversely affect the market for our common stock. Of the 57,386,622 shares of our common stock outstanding as of the date of this report, approximately 50,096,881 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144.
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

AQUA METALS, INC.

Date:	November 12, 2019	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)