Form 10-K
period 2019-12-31
Aqua Metals, Inc.
filed 2020-03-11
CIK 1621832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

(775) 525-1936
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class of stock:	Trading symbol	Name of each exchange on which registered:

Common Stock	AQMS	The Nasdaq Capital Market

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $83,247,290.

The number of shares of the registrant’s common stock outstanding as of March 10, 2020 was 59,767,720.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2019 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things,

•our ability to collect insurance proceeds in amounts sufficient to fund our capital requirements;
•our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
•the ability to maximize selling value from the broken lead-acid batteries, or LABs;
•the timing and success of our plan of commercialization;
•our ability to operate our AquaRefining process on a commercial scale;
•our ability to realize the expected benefits of our strategic partnership with Clarios;
•our ability to procure LABs in sufficient quantities at competitive prices;
•the effects of the putative class action and shareholder derivative lawsuits filed against us;
•the effects of market conditions on our stock price and operating results;
•our ability to maintain our competitive technological advantages against competitors in our industry;
•our ability to have our technology solutions gain market acceptance;
•our ability to maintain, protect and enhance our intellectual property;
•the effects of increased competition in our market and our ability to compete effectively;
•costs associated with defending intellectual property infringement and other claims;
•our expectations concerning our relationships with suppliers, partners and other third parties; and
•our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and environmental regulations.

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

Background

We were formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling lead through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the development of our business plan, the raise of our present working capital and the development of our initial lead acid battery, or LAB, recycling facility in the Tahoe Reno Industrial Center, McCarran, Nevada (“TRIC”).

We completed the development of our first LAB recycling facility at TRIC and commenced production of battery breaking and limited operations during the first quarter of 2017. The TRIC facility was designed to produce varying products for commercial sales primarily consisting of ingoted AquaRefined lead, ingoted lead bullion, lead compounds, and plastics. In April 2017, we commenced the shipment of products for sale, consisting of metallic lead, lead compounds and plastics. In April 2018, we commenced the limited production of cast lead bullion, representing a mixture of lead purchased to prime our kettles and AquaRefined lead from our AquaRefining process. In June 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks, and in October 2018, we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and in December 2018, we commenced shipments directly to Clarios owned and partnered battery manufacturing facilities.

During the second and third quarters of 2019 we operated up to four modules from time to time (modules 1 through 4) on a 24x7 basis. Throughout these quarters, we made significant progress related to our goals of ramping up the recycling facility at TRIC to full production. Some of the milestones reached were related to production and revenue records while at the same time reducing general and administrative expense.

During the fourth quarter of 2019, the Company focused its efforts on completing the Phase 2 capital upgrades, including work done to commission the remaining 12 modules. On whole, completion of the Phase 2 capital work was expected to improve the plant's contribution margin. These projects included concentrate production improvements, electrolyte chilling improvements, improvements in briquetting our spongy AquaRefined lead to prepare for melting and ingot casting, water recovery and management systems, upgrades to all the AquaRefining modules and finally, the paste drying system to increase our yields and throughput.

On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the recycling facility at TRIC. The fire and related intense heat and smoke caused significant damage to a material amount of equipment in the AquaRefinery area, including all 16 AquaRefining modules, electrical and tank infrastructure, steel superstructure, control wiring and other supporting infrastructure. The floor to ceiling firewall between the AquaRefining area and the rest of the plant isolated the worst of the damage to the AquaRefining area. The firewall also appears to have spared material damage to much of the key front-end process equipment, such as the battery breaker/separation system, concentrate production area, kettles and ingot casting, water treatment and recovery and other important areas of the plant. The administrative office area also remained intact and is now occupied by the remaining employees.

Based on preliminary estimates, as of the date of this report, we believe that the replacement value of the AquaRefining equipment and portions of the plant lost or damaged in the fire is approximately $37 million excluding any business interruption cost recovery. Assets on our balance sheet as of December 31, 2019 that were not affected by the fire total approximately $38 million, including the battery breaker, melting kettles, kiln, filter presses, mixing and storage tanks, water recovery system and the building infrastructure plus the land. The Company has $50 million dollars in combined property, equipment and business interruption insurance. Initial estimates for property, plant and business interruption claims may reach total limits. However, this number could change pending detailed analysis and review. We expect that our insurers will continue to make payments under our policies with the initial $15 to $20 million of payments under our policies coming in over the next three to six months.

The Company has engaged a public adjuster in business for over 50 years who is supporting the Company’s legal and finance team and providing forensic accounting, construction expertise and direct interface with the insurers to assist the Company in quickly and properly documenting the loss and seeking to maximize the speed and amount of the Company’s insurance recovery.

As a result of the fire we have suspended all commercial operations and the date on which we can resume revenue producing operations is currently undetermined. Following the fire, an investigation of the fire was commenced by the Storey County Fire Marshal and we were denied access to the fire damaged portion of the facility until late December 2019, at which time we were given access to the fire damaged area. As of the date of this report, the insurance carriers paid an initial amount of $10.0 million on account of damages suffered as a result of the fire.

As of the date of this report, we are developing and analyzing a proposed capital light business strategy designed to optimize shareholder value that focuses on licensing opportunities, which have always been a core part of our business plans. We believe this path has the potential to maximize shareholder value in that it could be far less capital intensive than a rebuild and could be funded solely or primarily from a combination of cash on hand, insurance proceeds and asset dispositions. The capital light strategy is consistent with our long-held business strategy and objectives. The approach of this strategy is to pursue licensing opportunities within the lead battery recycling marketplace while securing our cash position by first, working on the successful collection of insurance proceeds with the assistance of our retained public adjuster and special counsel to facilitate the collection for property and business interruption losses; second, conducting the disposal of certain assets not essential to the capital light licensing strategy; and, third, restructuring the remaining balance on the USDA-backed loan with Green Bank that was initially set up to provide capital for a running facility and would be impractical with a shift to capital light technology licensing business. The go forward capital light business strategy would require less space and less equipment and focus on the needs of our future licensees. We are working on demonstrating improved electrolyzers that would be specified for future licensees.

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

Overview

Aqua Metals is seeking to reinvent lead recycling with its patented and patent pending AquaRefining™ technology. Unlike smelting, AquaRefining is a room temperature, water-based process. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. Lead acid batteries (LABs) are the primary consumer use of all lead produced in the world. Because the chemical and metallurgical properties of lead allow it to be recycled and reused indefinitely, LABs are also the dominant feed source for lead production across the world. As such, LABs are almost 100% recycled for purposes of capturing the lead contained therein for re-use. We believe that our proprietary and patented AquaRefining process will provide for the existing LAB recycling facility to leverage our capabilities for expanded production of a much higher purity lead with fewer environmental and regulatory issues than is possible with the current conventional methods of lead production.

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

AquaRefining uses a bio-degradable aqueous solvent and a novel ambient temperature electro-chemical process to produce lead suitable for use in LAB production. Our AquaRefining process produces lead with a purity of 99.996+%, making it the purest lead ever made from a recycling technique that is in fact more pure than lead made from mining processes. We believe that AquaRefining can provide a more efficient production process as compared with alternative methods of producing equivalent grades of lead. For example, licensing the technology to facilities closest to the source of used LABs is more efficient due to minimization of transport costs and supply chain bottlenecks. On this basis, we believe that AquaRefining reduces environmental plant emissions, health concerns and permitting needs compared with lead smelting. We believe that the combined advantages offered by AquaRefining represent a potential step change in lead recycling technology that includes improved product quality, advantages in footprint and logistics as well as reduced environmental impact.

The modular nature of AquaRefining makes it possible both to start LAB recycling at a smaller scale than is possible with a typical smelter setup and to add AquaRefining to existing battery recycling operations to expand production capacity or to reduce smelting processes. Our plan is to pursue the licensing of our AquaRefining technology. This strategy is designed to supply AquaRefining and supporting equipment to battery recyclers to improve emissions, throughput and product quality from their battery recycling operations.

Our Markets

The Lead Market

Lead is a globally traded metal commodity and is the essential component of over 80% of the world’s rechargeable batteries. Lead is globally traded primarily on the London Metals Exchange (LME), although the smaller Shanghai Metals Exchange (SHME) in China also trades the element. Conventionally in the industry, there are two separate groupings of lead: i) primary lead which refers to lead produced at primary smelters that use mined lead concentrates (generally lead sulfide) as their major feedstock, and ii) secondary lead which refers to lead smelters utilizing LABs as their main feed source.

Originally, the majority of the lead used in batteries was sourced from primary smelters but in recent decades, secondary lead has grown to become the dominate product used. Industry data shows that six million metric tons of lead was produced in 1995, of which approximately 45% was from primary and 55% was from secondary sources. Twenty years later, by 2015, global lead production had increased to approximately 11 million metric tons, of which more than 65% was secondary. Importantly, primary lead production had increased only marginally during this period. This marginal increase is partially due to lead-zinc mine deposits being depleted across the globe in existing mines. As such, an increasing quantity of primary lead is now the predominate byproduct of zinc mining.

In 2005, secondary lead traded on the LME in a range of $1,000 to $1,200 per metric ton. During 2019, secondary lead traded in a range of approximately $1,785 to $2,270 per metric ton.

As noted above, although lead is traded as a commodity on the LME/SHME, the major sales are directly between producers/ traders and users (whom are typically battery manufacturers). The LME daily price is used as the benchmark in forming the basis of physical trades, forward contracts and hedge strategies for both primary and secondary lead. Based on market and product knowledge with buyers of lead in the U.S. and Global lead markets, different grades (termed alloys) of lead are traded at a premium to the base LME price. Lead alloys, which are generally specifically designed for the customer, are also sold at a premium above the base LME, whereas byproducts (generally lead compounds or scrap) are traded at a discount to the LME as they are based on the lead content and its form.

Lead Smelting

Currently, smelters produce virtually all the world’s mined and recycled lead. Smelting is an energy-intensive and, in some poorly managed plants, a highly polluting process. At its core, smelting is a relatively high temperature (excess of 900°C) metallurgical reduction process in which lead compounds are heated and reacted with various reducing agents to remove the oxygen, sulfur, and other impurities. The process leaves behind bullion lead and waste slag. In smelting, depending upon the operation, 0.5% to 5% of the lead can be lost to the “slag”, with the resultant lead bullion containing both wanted and unwanted impurities.

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

According to Grand View Research, annual lead acid battery sales are expected to nearly double to $84 billion by 2025, driving demand for lead. Similar prospects for healthy growth in the lead industry continue to be published and support continued growth in demand for lead for at least the next 20 years. We believe that grid storage and other energy storage applications linked to renewable energy (solar and wind) will also generate increased demand for LABs, where low cost, safety and reliability will make them attractive options.

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

AquaRefining Process

We developed AquaRefining to be a cleaner and modular alternative to smelting. Our process has two key elements, both of which are integral to our issued patents and pending-patent applications. The first is our use of a proprietary, non-toxic solvent that dissolves lead compounds. The second is a proprietary electro-chemical process and electrolyzer that converts the dissolved lead compounds into high purity lead suitable for use in LAB production.

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

Our AquaRefining process can generate the following outputs:

•Lead and lead-based products, including high purity lead, lead alloys and lead compounds which are primarily intended for the LAB industry. We are also exploring higher value lead-based products which may offer performance and life-cycle benefits to the LAB industry; and
•Recovered plastic chips, intended for re-use in the manufacture of battery casings and other recycled plastic products.

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

Our Business Model

Overall, our objective is to progress the lead recycling industry from one which is based solely on smelting to one which is based on AquaRefining supplemented by smelting. The business model that we are currently most focused on is the supply of AquaRefining and supporting equipment and services to third parties to use in their recycling operations on a licensing model with running royalties to Aqua Metals for lead produced. We are currently focused on exploring this business stream through our relationship with Clarios and other existing smelters.

The market for lead is global in scale but local in nature and execution, with large differences in local regulation, custom and practice, and access to transportation and electricity costs. In some regions, it is highly regulated, and in others it is not. Consequently, we are evolving our business model to commercialize our technology optimally across multiple locations.

In the U.S. and similarly regulated countries, our plan is to supply AquaRefining technology to LAB recycling facilities, both directly and in association with third parties through joint ventures, licensing and direct sales. We intend to work with all potential parties that would be interested in our AquaRefining technology. As an example, on February 7, 2017, we entered into a series of agreements with Clarios (formerly Johnson Controls, Inc), pursuant to which, among other things, we agreed to work with Clarios on the development of a program for upgrades of Clarios and certain strategic partners of Clarios' existing lead smelters throughout North and South America, China and Europe to a lead recycling process utilizing our proprietary and patented AquaRefining technology and equipment, know-how and services. In June 2019, we signed an agreement with Clarios setting parameters for finalizing a definitive development program. Those performance conditions, however, were based on the operation of up to 16 AquaRefining modules at TRIC, and our ability to meet these performance conditions is unlikely if the Company pursues a technology licensing business plan without rebuilding TRIC to its pre-fire status as discussed in the “Background” section above. We have initiated discussions with Clarios to revise the performance conditions, however as of the date of this report we have been unable to reach an agreement with Clarios on revised performance standards. If we are unable to agree with Clarios on revised performance standards, we may be unable to sell AquaRefining equipment or license our AquaRefining technology to third-parties until the expiration of the Equipment Supply Agreement in June 2021 or the agreement’s earlier termination. However, there can be no assurance that we will be able to conclude a definitive development agreement with Clarios on terms that benefit us, if at all. See "Risk Factors - Risks Related to Our Business."

Competition

At the present time, our primary competition in the production of lead comes from operators of existing smelters and other parties heavily invested in the existing supply chain for smelting. Our approach to this competition is to make AquaRefining available for the conversion of existing smelter-based facilities. However, it is prudent to assume that outside of our strategic relationships, a conversion to AquaRefining may be resisted by some of the incumbent lead producers. Competition in the supply of lead from such incumbents may come in the form of price competition for lead produced. However, to the extent we are successful with partners in being a producer of high-quality lead without the regulatory costs or burden associated with smelting, we believe that we may be able to compete effectively with smelting as the preferred method of recycling lead, at least in the more regulated jurisdictions.

Secondary competition comes from other alternatives to lead smelting that are electrochemical based. There are a few groups that have run lab scale and bench tests but to date, no alternate technology has been commercialized to produce large quantities of consistent quality lead whereas Aqua Metals has already done so.

The First AquaRefining Demonstration Plant: McCarran, Nevada

In May 2015, we purchased 11.73 acres of undeveloped land in the Tahoe Reno Industrial Center (TRIC) at McCarran, Nevada where we subsequently built a 136,750 square foot LAB recycling facility.

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

During 2018, we began continuous production of AquaRefined lead and sold it at a premium to the London Metals Exchange ("LME"). The Company also received from Clarios approved lead supplier status and we started shipping directly to their battery manufacturing facility.
During 2019, our facility operated up to four modules (modules 1 through 4) on a 24x7 basis for select periods of time and we were installing capital upgrades needed to commission the remaining 12 modules. These capital upgrades included concentrate production improvements, electrolyte chilling improvements, improvements in briquetting our spongy AquaRefined lead to prepare for melting and ingot casting, water recovery and management systems, upgrades to all the AquaRefining modules and finally, the paste drying system to increase our yields and throughput.

Our recycling facility at TRIC experienced a fire event on November 29, 2019. The fire severely damaged the AquaRefinery portion of the facility and was limited mostly to the AquaRefining area but affected other areas of the facility. Because of the fire, the plant has been shut down. However, we plan to collect the proceeds from the insurance carriers, and we are currently developing and analyzing a proposed plan to use the funds on an accelerated transition to a capital light, technology and licensing business rather than pursuing a rebuild of TRIC to its pre-fire status. There can be no assurance that we will be able to collect additional insurance proceeds or that such proceeds will be sufficient to cover the costs of damages.

Supply, Off-Take and Other Strategic Agreements

In support of our first facility, we entered into a series of agreements and relationships providing for the supply of LABs and the off-take of the recycled lead we produced. As described in more detail below, Interstate Battery has agreed to supply us with LABs pursuant to a written agreement entered into in May 2016. In addition, we have established an important relationship with Battery Systems, Inc. ("Battery Systems"), an independent LAB distributor with a distribution facility located next to our TRIC facility, for Battery Systems’ supply of used LABS to us. We have also entered into an agreement with Clarios pursuant to which Clarios has agreed to purchase from us, recycled lead on both a tolling (fee to convert used LABs to recycled materials) and merchanting (sale of recycled materials) basis. In addition, we were able to further diversify our feedstock supply by obtaining used LABs from various other sources at more favorable pricing. Consequently, we believe that we have access to an ample supply of used LABs and demand for our lead-based products for the foreseeable future.

Clarios Agreements

Equipment Supply Agreement. We entered into an equipment supply agreement dated February 7, 2017 with Johnson Controls Inc. ("Johnson Controls") pursuant to which we agreed to collaborate on the development of a program for the installation of new greenfield builds and conversion of existing Johnson Controls and certain strategic partners of Johnson Controls existing lead smelters to a lead recycling process utilizing our proprietary and patent-pending AquaRefining technology and equipment, know-how and services. We have agreed with Johnson Controls to develop an appropriate program blueprint, and enter into a definitive development program agreement reflecting that blueprint, pursuant to which we will provide to Johnson Controls and certain strategic partners of Johnson Controls, by way of licensing or sale, the following products and services in the regions of North and South America, Europe and China:

•AquaRefining technology and the related equipment, engineering and systems integration support sufficient to convert or retrofit existing smelter-based operations and/or the construction of new Johnson Controls and Johnson Controls’ strategic partners’ battery recycling facilities based on our AquaRefining technology;
•Training, evaluation and certification of Johnson Controls’ operations personnel sufficient for such personnel to competently operate our AquaRefining technology and equipment; and
•Ongoing technical support, maintenance services and warranties.

In May 2019, the assets and operations of Johnson Controls Battery Group, Inc., including our agreements and collaboration with Johnson Controls, were sold to Clarios, a newly organized battery and power solutions company formed by Brookfield Business Partners L.P. In this report, we refer to Clarios as the successor to Johnson Controls Battery Group, Inc., when referring to agreements, actions or discussions between us and Johnson Controls Battery Group, Inc., whether prior to or following the latter’s transfer of assets to Clarios.

We plan to provide the above services and equipment to Clarios in conjunction with our partner, Veolia North America Regeneration Services, LLC, on a serviced license basis, including Clarios’ ongoing licensing fees payable to us based on the operational capacity of the AquaRefining equipment supplied by us. We have agreed not to license our AquaRefining technology and equipment to third parties in the aforementioned regions until such time as we and Clarios have agreed on certain matters relating to the initial conversion of a Clarios facility. In June 2019, we entered into an agreement with Clarios to amend the equipment supply agreement pursuant to which we have agreed to use good faith, commercial best-efforts to conclude the discussion and negotiation of, and enter into, a development program agreement no later than the 90th day following our satisfaction of certain performance criteria agreed upon by Clarios and us, however those performance conditions were based on the operation of up to 16 AquaRefining modules at TRIC, which now seems unlikely. We have initiated discussions with Clarios to revise the performance conditions, however as of the date of this report we have been unable to reach an agreement with Clarios on revised performance standards. If we are unable to agree with Clarios on revised performance standards, we will be unable to sell AquaRefining equipment or license our AquaRefining technology to third-parties until the expiration of the Equipment Supply Agreement in June 2021 or the agreement’s earlier termination. There can be no assurance that we will be able to negotiate and conclude a definitive development program agreement with Clarios on commercially reasonable terms, or at all.

The equipment supply agreement allows each party the right to seek early termination based on a material breach by the other party that goes uncorrected for 30 days following notice of breach. The equipment supply agreement contains representations, warranties and indemnities that are customary to commercial agreements of this nature.

Tolling/Lead Purchase Agreement. We entered into a tolling/lead purchase agreement dated February 7, 2017 with Clarios pursuant to which we have agreed to sell to Clarios, and Clarios has agreed to purchase from us, recycled lead on both a tolling (fee to convert used LABs to recycled materials) and merchanting (sale of recycled materials) basis.

Pursuant to the agreement, Clarios has agreed to purchase from us, and we have agreed to sell to Clarios, up to 100% of the recycled lead we produce for automotive applications, other than by way of tolling arrangements, on a monthly basis, unless we receive notice from Clarios six months advance of its intention to purchase less than 100% of our output in any given month. Our agreement with Clarios excludes, and we are free to manufacture and sell to third parties, recycled lead for non-automotive uses, such as stationery batteries for back-up power systems for Internet/Cloud applications or grid scale storage applications. During fiscal year 2019 and 2018, approximately 69% and 88% of our revenues, respectively, were derived from sales to Clarios.

We have also agreed to provide tolling services to Clarios whereby Clarios will deliver to us used lead acid batteries, or LABs, and we will recycle the used LABs and return the recycled lead to Clarios for a fee. Clarios has agreed to send to us for tolling, and we have agreed to toll for Clarios, used LABs representing a significant allocation of the production capacity of our initial recycling facility in McCarran, Nevada. To date, none of our sales to Clarios have been from tolling.

The tolling/lead purchase agreement has a minimum term of five years and upon the expiration of the initial term of the agreement, either party can terminate the agreement upon three years prior written notice. Either party may elect to terminate the agreement for any reason after the second anniversary of the agreement, which termination shall be effective on the third anniversary of the notice of termination. Either party may terminate the agreement on ten days’ prior written notice of breach that goes uncorrected during the notice period. The tolling/lead purchase agreement contains representations, warranties and indemnities that are customary to commercial agreements of this nature.

Veolia Agreement

On February 26, 2019, we entered into an Operations, Maintenance and Management Agreement with Veolia North America Regeneration Services, LLC, or Veolia, pursuant to which Veolia will provide operational, maintenance and managerial services in regard to our AquaRefining facility located at the TRIC. As a result of the November 2019 fire at TRIC, we have suspended all operations at TRIC pending our clean-up of the fire damage and development of our plan with respect to operations. In January 2020, we declared a force majeure under the Veolia Operations, Management and Maintenance Agreement and suspended payments to Veolia thereunder. If we do not rebuild TRIC to its pre-fire status, as discussed above, we expect that our Operations, Management and Maintenance Agreement would expire according to its terms in February 2021. The Operations, Management and Maintenance Agreement with Veolia contemplates entering into good faith negotiations with Veolia for a long-term agreement concerning Veolia’s participation in the commercial licensing and management of our future AquaRefining facilities developed by licensees of Aqua Metals. We have agreed with Veolia to use our good faith commercial best-efforts to conclude negotiations for the long-term licensing and future facilities agreement by June 30, 2020. Because of the force majeure and suspension of activity with Veolia there can be no assurance that we will be able to negotiate and conclude definitive long-term agreements with Veolia on commercially reasonable terms, or at all. If we are unable to conclude long-term agreements with Veolia, it is likely that we will lose Veolia as our partner in the commercial licensing and management of our future AquaRefining facilities.

Intellectual Property Rights

We regard the protection of our technologies and intellectual property rights as an important element of our business operations and crucial to our success. We endeavor to generate and protect our intellectual property assets through a series of patents, trademarks, internal and external policy and procedures and contractual provisions.

Patent Portfolio

Currently, we have secured three US patents, 24 international patents, and two allowances (one US and one international). In addition to the US patents, we have international patents/allowances in the European Union, the Eurasian Patent Organization, Honduras, India, Indonesia, South Korea, Japan, China, Australia, Canada, African Intellectual Property Organization, Mexico, South Africa, Vietnam, and the Ukraine. We also have 86 patent applications pending in the United States and numerous corresponding patent applications pending in 20 additional jurisdictions across seven distinct patent applications relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. The claims of the granted patents substantially address the same subject matter and are drawn to various aspects of processing lead materials using an aqua refining process. Differences in the claim number and scope are due to local rules and practice.

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

Trademark Portfolio

We have filed for trademark registration in the US and foreign countries for the following trademarks:
•AQUA METALS (US and 15 foreign countries)
•AQUAREFINING (US and 11 foreign countries)
•AQUAREFINE (US only)
•AQMS (US only)
•AQUAFIT (US only)

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
Employees

As of the date of this report, we employ 23 people on a full-time basis. None of our employees are represented by a labor union.

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

Risks Relating to the Recent Fire at TRIC

We have experienced a fire at our TRIC facility which has caused significant damage and resulted in the suspension of all revenue producing operations. On the evening of November 29, 2019, a fire occurred at our LAB recycling facility at TRIC. The cause of ignition is likely related to on-site contractor work that was being performed on the day of the fire. The fire was substantially contained to the AquaRefining area of the plant, however the fire destroyed or impaired beyond recovery substantially all of the AquaRefining equipment, including all 16 AquaRefining modules, control wiring and other supporting infrastructure. While we continue to assess the economic loss due to the fire, as of the date of this report we estimate that the value of the equipment and plant lost or damaged due to the fire is approximately $37 million excluding any business interruption cost recovery. We maintain insurance policies covering a total of up to $50 million of combined property, equipment and business interruption insurance. As of the date of this report, the insurance carriers have paid a total of $10 million on the covered claims and we expect the carriers to make significant additional payments over the coming months up to the presently estimated value of the equipment and plant lost or damaged due to the fire (approximately $37 million). However, there can be no assurance that we will be able to collect additional insurance proceeds to cover the loss. In the meantime, we have suspended all revenue producing operations pending our clean-up of the fire damage and development of our plan for the overall business. As of the date of this report, we are unable to estimate when we expect to resume any meaningful commercial or revenue producing operations. As of the date of this report, we intend to fund our resumption of commercial operations through our receipt of insurance proceeds, however there can be no assurance that the proceeds will be collected.

While we have $50 million of combined property, equipment and business interruption insurance, there can be no assurance that one or more carriers will not attempt to deny coverage. To date, we have submitted claims to each of our insurance carriers. Each of the insurance carriers have accepted coverage under the polices subject to the customary reservation of rights, but no carrier has to our knowledge indicated that it would deny or attempt to deny coverage. Each of our insurance policies contain customary exclusions from the carriers’ obligation to cover claims made under the policies, including exclusions based on certain of our intentional acts or omissions, including our willful failure to maintain an adequate fire suppression system. We had acquired and installed a comprehensive fire suppression at TRIC, however the preliminary investigation by the local fire marshal indicates that the fire suppression system at TRIC failed to activate at the time of the fire. We had, at all times leading up to the fire, engaged a nationally recognized fire detection and prevention service company to service and maintain our fire suppression system. The service provider had serviced our fire suppression system as recent as November 12, 2019. As of the date of this report, we have not determined the reason for the failure of our fire suppression system to activate at the time of the fire. However, we have no reason to believe that the failure to activate is due to any action or failure to act on our part that would justify a carrier to exclude payment on our insurance claim. However, there can be no assurance that a carrier may not deny coverage based on its claim that we failed to maintain a fire suppression system as required by the policy or for some other exclusion under the policy. In the event that one or more carriers deny coverage under their policies, we may be unable to finance our recovery and resume commercial operations, in which case you could lose your investment.

Our ability to utilize insurance payments is subject to our credit facility with our secured lender. As of the date of this report, we are indebted to Green Bank for approximately $9.2 million ($8.6 million net of issuance costs), which is secured by liens on substantially all of our assets, including the proceeds of any payments made on our insurance claims. Pursuant to the credit agreement governing such indebtedness, Green Bank is the loss payee on our insured claims and all funds are paid directly to Green Bank, which in turn disburses the proceeds to us based on our submission of a use of funds. To date, Green Bank has disbursed to us funds requested by us, however there can be no assurance that Green Bank will not deny future disbursements. In the event that Green Bank denies future disbursements, we may be required to allocate approximately $10 million of insurance payments towards the repayment of the Green Bank loan, which payment would include a $0.5 million prepayment penalty.

As a result of the fire, we are revising our plans for the commercialization of our AquaRefining technologies and there can be no assurance that such plans will be successful. When we designed and developed TRIC, we did so at a time when our business model assumed that TRIC would be the first of many LAB recycling facilities owned and operated by us. Commencing in 2017, we began to shift our focus away from the development of additional Company-owned LAB recycling facilities and towards the licensing of our AquaRefining technology to partners engaged in LAB recycling. We continued to develop TRIC as a LAB recycling facility for purposes of demonstrating AquaRefining on a commercial scale. However, as a result of the fire and our high costs of capital we believe that the cost of restoring TRIC to its pre-fire state would not be the best use of our available cash and that we may be able to achieve the benefits of operating 16 AquaRefining modules, namely the demonstration of the scalability of our AquaRefining technologies, through a less costly commercialization program. As of the date of this report, we plan to focus on licensing opportunities within the $20+ billion lead battery recycling marketplace. We believe this path is far less capital intensive than a rebuild of TRIC to its pre-fire state and we believe this plan could be funded solely or primarily from cash on hand plus ongoing insurance proceeds and asset disposition of the AquaRefinery. However, there can be no assurance that our revised business model will be successful or that we will acquire insurance proceeds sufficient to fund our revised business plan.

Risks Relating to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through December 31, 2019, we generated a total of $11.4 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and Aqua Refined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant based revenue producing operations pending our clean-up of the fire damage and development of our plan for resuming operations. As of the date of this report, we are unable to estimate when we expect to resume any meaningful commercial or revenue producing operations. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:
•the timing and success of our plan of commercialization and the fact that we have suspended operations at TRIC;
•our ability to demonstrate that our AquaRefining technology can be operated on a commercial scale;
•our ability to profitably operate our AquaRefining process on a commercial scale; and
•our ability to realize the expected benefits of our strategic partnerships with Clarios and Veolia.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our business is dependent upon our successful implementation of novel technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in our lead recycling operations are widely used and proven, the AquaRefining component of our lead recycling operations is largely novel with limited modest scale operations. While we have shown that our proprietary technology can produce AquaRefined lead on a small scale, we have just begun to demonstrate that we can produce AquaRefined lead on a commercial scale. Further, as we endeavored to complete our AquaRefining production line, we continuously encountered unforeseen complications that delayed the ramping up of our AquaRefining modules and the integration of our AquaRefining process with the traditional lead recycling operations. There can be no assurance that we will not encounter similar unforeseen complications as we pursue our revised business model.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2019, we had total cash of $7.6 million and working capital of $17.7 million, which includes $17.4 million of insurance proceeds receivable, of which we had received $7.5 million of insurance proceeds following year-end. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of insurance proceeds on our fire related claims and the possible sale of certain equipment and assets at TRIC. However, there can be no assurance that we will be able to collect insurance proceeds or acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

We are currently under agreement with Veolia for the operations of TRIC, however there can be no assurance that we will continue to partner with Veolia. In February 2019, we entered into an Operations, Management and Maintenance Agreement with Veolia North America Regeneration Services, LLC, or Veolia. Pursuant to the Agreement, Veolia agreed to provide development of operations programs, start-up of new equipment and operations, maintenance and management services at our AquaRefining facility at TRIC. As a result of the November 2019 fire at TRIC, we have suspended all operations at TRIC pending our clean-up of the fire damage and development of our plan for resuming operations. In January 2020, we declared a force majeure under the Veolia Operations, Management and Maintenance Agreement and suspended payments to Veolia thereunder. If we follow through with our plans not to restore TRIC, we would expect that our Operations, Management and Maintenance Agreement would expire according to its terms in February 2021. The Operations, Management and Maintenance Agreement with Veolia contemplates entering into good faith negotiations with Veolia for a long-term agreement concerning Veolia’s participation in the commercial licensing and management of our future AquaRefining facilities developed by licensees of Aqua Metals. We have agreed with Veolia to use our good faith commercial best-efforts to conclude negotiations for the long-term licensing and future facilities agreement by June 30, 2020. Because of the force majeure and suspension of activity with Veolia there can be no assurance that we will be able to negotiate and conclude definitive long-term agreements with Veolia on commercially reasonable terms, or at all. If we are unable to conclude long-term agreements with Veolia, it is likely that we will lose Veolia as our partner in the commercial licensing and management of our future AquaRefining facilities.

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Green Bank for approximately $9.2 million ($8.6 million net of issuance costs), which is secured by liens on substantially all of our assets including insurance proceeds. The credit agreement governing such indebtedness contains covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Green Bank is secured by substantially all of our assets, a default under the credit facility could enable the debt holder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Green Bank as of the fiscal quarter ends between March 31, 2017, and December 31, 2019. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan.

In the event of the acceleration of the Green Bank loan, we will need additional financing to satisfy our obligations under the loan, which additional financing may not be available on reasonable terms or at all. As noted above, as of the date of this report, we are indebted to Green Bank for approximately $9.2 million ($8.6 million net of issuance costs). The credit agreement governing such indebtedness contain various affirmative and negative covenants and if we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have sufficient funds to make the accelerated payments, in which case we would be required to seek additional funds through various financing sources, most likely through the sale of our equity or debt securities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Further, any sale of our equity or equity-linked securities will result in additional dilution to our stockholders.

Our outstanding debt may make it difficult for us obtain additional financing using our future operating cash flow. We currently owe approximately $9.2 million to Green Bank as of the date of this report. Such indebtedness could limit our ability to borrow additional funds to fund operations or expansion or increase the cost of any such borrowing, or both. Our inability to conduct additional debt financing could:
•limit our flexibility in developing our business operations and planning for, or reacting to, changes in our business;
•increase our vulnerability to, and reduce our flexibility to respond to, general adverse economic and industry conditions; and
•place us at a competitive disadvantage as compared to our competitors that are not as highly leveraged.

Any of these or other consequences or events could have a material adverse effect on our ability to finance our business and our operations.

Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead through a novel, and proven on a modest scale, technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead in commercial quantities other than by way of smelting. In addition, neither we nor anyone else has ever successfully built a production line that commercially recycles LABs without smelting. Further, there can be no assurance that either we or our licensees will be able to produce AquaRefined lead in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin. The uniqueness of our AquaRefining process presents potential risks associated with the development of a business model that is untried and unproven.

Certain industry participants may have the ability to restrict our access to used LABs and otherwise focus significant competitive pressure on us. We believe that our primary competition will come from operators of existing smelters and other parties invested in the existing supply chain for smelting, both of which may resist the change presented by our AquaRefining process. Competition from such incumbents may come in the form of restricted access to used LABs. We believe that LAB manufacturers who also maintain their own smelting operations control a significant part of the market for used LABs. If LAB manufacturers and others involved in the reverse supply chain for used LABs attempt to restrict our access to used LABs, that may adversely affect our prospects and future growth. There can be no assurance that we will be able to effectively withstand the pressures applied by our competition.

Even if we are successful in recycling lead using our processes, there can be no assurance that the AquaRefined lead will meet the certification and purity requirements of our potential customers. A key component of our business plan is to produce recycled lead through our AquaRefining process of the highest purity (at least 99.99% pure lead), which we refer to as AquaRefined lead. We believe that our AquaRefined lead will provide us with a revenue premium over the market price of lead on the London Metal Exchange, or LME, and, more importantly, our ability to produce AquaRefined lead will be vital to confirming the efficacy and relevancy of our proprietary technology. Our customers will require that our AquaRefined lead meet certain minimum purity standards and, in all likelihood, require independent assays to confirm the lead’s purity. As of the date of this report, we have produced limited quantities of AquaRefined lead and in November 2018, Clarios confirmed its approval of the purity of our AquaRefined lead by providing to us official vendor approval to receive finished lead at its manufacturing facilities. However, we have not produced AquaRefined lead in significant commercial quantities and there can be no assurance that we will be able to do so or, if we are able to produce AquaRefined lead in significant commercial quantities, that such lead will continue to meet the required purity standards of our customers.

While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that we will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees. Our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs, and more recently, the sale of lead bullion and AquaRefined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. There can be no assurance that we will be to produce AquaRefined lead in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, allowed 14/957026), Canada (2930945), China (105981212, 107849634), Europe (3072180), Eurasia (32371), South Africa (2016-04083, 2017/08455, 2017/04123), South Korea (101739414, 101882932, 101926033), Honduras (80-2019), India (318321), Indonesia (IDP000061176), Japan (6173595, 6592088), Mexico (357027), OAPI (17808, 18736), Ukraine (118037, 119580), Vietnam (allowed 1-2016-02246) and Australia (2014353227, 2015350562, 2017213449).
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

There can be no assurance that we will be able to negotiate our key agreement with Clarios on commercially reasonable terms, or at all. In February 2017, we entered into a series of agreements with Clarios, including an equipment supply agreement pursuant to which, among other things, we agreed to work with Clarios on the development of a program for the conversion of Clarios and certain strategic partners of Clarios’ existing lead smelters throughout North and South America, China and Europe to a lead recycling process utilizing our AquaRefining technology and equipment, know-how and services. The equipment supply agreement discusses the development of the conversion program in general terms and contemplates that the parties will enter into a definitive development program agreement that is based on the general terms set forth in the equipment supply agreement and provides more detailed terms and conditions, including the economic obligations and rights of each party. We have agreed not to license our AquaRefining technology and equipment to third parties in the aforementioned regions until such time as we and Clarios have agreed on certain matters relating to the initial conversion of a Clarios facility. In June 2019, we entered into an agreement with Clarios to amend the equipment supply agreement pursuant to which we have agreed to use good faith, commercial best-efforts to conclude the discussion and negotiation of, and enter into, a development program agreement no later than the 90th day following our satisfaction of certain performance criteria agreed upon by Clarios and us, however those performance conditions were based on the operation of 16 AquaRefining modules at TRIC, which is unlikely. We have initiated discussions with Clarios to revise the performance conditions, however as of the date of this report we have been unable to reach an agreement with Clarios on revised performance standards. If we are unable to agree with Clarios on revised performance standards, we may be unable to sell AquaRefining equipment or license our AquaRefining technology to third-parties until the expiration of the Equipment Supply Agreement in June 2021 or the agreement’s earlier termination. There can be no assurance that we will be able to negotiate and conclude a definitive development program agreement with Clarios on commercially reasonable terms, or at all.

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

We may experience significant fluctuations in raw material prices and the price of our principal product, either of which could have a material adverse effect on our liquidity, growth prospects and results of operations. Used LABs are our primary raw material and we believe that in recent years the cost of used LABs has been volatile at times. In addition, we believe that the cost of used LABs can be seasonal, with prices trending lower in the winter months (as automobile owners increase their purchase of new LABs, thereby putting a greater number of used LABs on the market) and trend higher in the spring (as the purchase of new LABs, and supply of used LABs, decreases). Our principal product, recycled lead, has also experienced price volatility from time to time as well. For example, the market price of lead on the LME during 2019 ranged from approximately $1,785 to $2,270 per tonne. While we intend to pursue supply and tolling arrangements as appropriate to offset any price volatility, the volatile nature of prices for used LABs and recycled lead could have an adverse impact on our liquidity, growth prospects and results of operations.

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. A month later, the price per tonne increased back up to approximately $1,900 per tonne at the end of 2019. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

We are subject to the risks of conducting business outside the United States. A part of our strategy involves our pursuit of growth opportunities in certain international market locations. We intend to pursue licensing or joint venture arrangements with local partners who will be primarily responsible for the day-to-day operations. Any expansion outside of the US will require significant management attention and financial resources to successfully develop and operate any such facilities, including the sales, supply and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•increased cost of enforcing our intellectual property rights;
•diminished ability to protect our intellectual property rights;
•heightened price sensitivities from customers in emerging markets;
•our ability to establish or contract for local manufacturing, support and service functions;
•localization of our LABs and components, including translation into foreign languages and the associated expenses;
•compliance with multiple, conflicting and changing governmental laws and regulations;
•compliance with the Federal Corrupt Practices Act and other anti-corruption laws;
•foreign currency fluctuations;
•laws favoring local competitors;
•weaker legal protections of contract terms, enforcement on collection of receivables and intellectual property rights and mechanisms for enforcing those rights;
•market disruptions created by public health crises in regions outside the United States;
•difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions;
•issues related to differences in cultures and practices; and
•changing regional economic, political and regulatory conditions.

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

We are also subject to inspection from time to time by various federal, state and local environmental, health and safety regulatory agencies and, as a result of these inspections, we may be cited for certain items of non-compliance. For example, in August 2018, the Nevada Occupational Safety and Health Administration, or Nevada OSHA, delivered to us a citation and notification of penalty. The citation listed a number of items related to our compliance with Nevada OSHA’s Lead Standard. We reached a settlement agreement with Nevada OSHA on the amount of penalties associated with the citation. We also agreed to engage a lead compliance expert to audit our facility at TRIC for compliance with all provision of the Lead Standard and to generate a written report with findings of any noncompliance, recommended corrective actions, and a time frame to correct the findings of noncompliance. We agreed with Nevada OSHA to correct all findings of noncompliance within the time frame proposed by the lead compliance expert in their report. The lead compliance expert has been engaged, has visited the facility at TRIC and has completed the written report. We have corrected all findings of noncompliance in a timely manner.

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

The development of new AquaRefining technology by us or our partners or licensees, and the dissemination of our AquaRefining process will depend on our ability to acquire necessary permits and approvals, of which there can be no assurance. As noted above, our AquaRefining processes will have to obtain environmental permits or approvals to operate, including those associated with air emissions, water discharges, and waste management and storage. In addition, we expect that any use of AquaRefining operations at our partner's facilities will require additional permitting and approvals. Failure to secure (or significant delays in securing) the necessary permits and approvals could prevent us and our partners and licensees from pursuing additional AquaRefining expansion, and otherwise adversely affect our business, financial results and growth prospects. Further, the loss of any necessary permit or approval could result in the closure of an AquaRefining and the loss of our investment associated with such facility.

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

We maintain director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we are responsible for meeting certain deductibles under the policies and, in any event, we cannot assure you that the insurance coverage will adequately protect us from claims made. Further, as a result of the pending litigation, the costs of insurance may increase and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors.

Our common stock is thinly traded and our share price has been volatile. Our common stock has traded on the Nasdaq Capital Market, under the symbol “AQMS”, since July 31, 2015. Since that date, our common stock has at times been relatively thinly traded and subject to price volatility. There can be no assurance that we will be able to successfully maintain a liquid market for our common shares. The stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop and maintain a liquid market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all. In addition, following periods of volatility in the market price of a company's securities, litigation has often been brought against that company and we may become the target of litigation as a result of price volatility. Litigation could result in substantial costs and divert our management's attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

We have received a notice of delisting or failure to satisfy a continued listing rule from the Nasdaq. On January 15, 2020, we received a notice of delisting from the Nasdaq Stock Market, LLC. The notice stated that we had fallen below compliance with respect to the continued listing standard set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules because the closing bid price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share.

Pursuant to the notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, we have 180 days from the date of the notice, or until July 13, 2020, to regain compliance with the minimum bid price requirement in Rule 5550(a)(2) by achieving a closing bid price for our common stock of at least $1.00 per share over a minimum of 10 consecutive business days. If we do not regain compliance with Rule 5550(a)(2) during the initial 180-day period, we may be eligible for additional time to regain compliance, subject to our compliance with the Nasdaq’s continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and our provision of certain undertakings to the Nasdaq. However, there can be no assurance that we will be afforded additional time to regain compliance with the minimum bid price requirement following the initial 180-day period. If we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2) in a timely manner, the Nasdaq will commence suspension and delisting procedures.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments; and
•extended transition periods available for complying with new or revised accounting standards.

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

Shares eligible for future sale may adversely affect the market for our common stock. Of the 59,767,720 shares of our common stock outstanding as of the date of this report, approximately 49,746,137 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144.
Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable. Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our certificate of incorporation and bylaws:
•limit who may call stockholder meetings;
•do not permit stockholders to act by written consent;
•do not provide for cumulative voting rights;
•establish an advance notice procedure for stockholders' proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors, and
•provide that all vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

None.

Item 2.	Properties

Our executive offices are presently located in 14,016 square feet of mixed office and warehouse space in McCarran, Nevada. We lease these facilities at a lease rate of approximately $10,000 per month. The lease term began in July 2018 and expires December 31, 2021.

Our executive offices were previously located in 21,697 square feet of office and industrial space in a multi-building commercial project known as “Marina Village” located in Alameda, California. The lease term is 76 months, commencing February 1, 2016 and expiring May 31, 2022. We sublet the property with the sublease commencing on February 4, 2019 and expiring May 31, 2022.

We have developed and own a 136,750 square foot LAB recycling facility on 11.73 acres of land located in TRIC, a 107,000-acre park located nine miles east of Reno, Nevada on I-80.

Item 3.	Legal Proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against us, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased our securities between May 19, 2016 and November 9, 2017, against us, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleges the defendants made false and misleading statements concerning our lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act.  The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with our November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety and the plaintiff subsequently filed its opposition to the motion. In an Order dated August 14, 2019, the Court granted in part, and denied in part, the defendants’ motion to dismiss. The Court granted the motion to dismiss the Securities Act Section 11 claim and the Exchange Act Section 10(b) and Rule 10b-5 claim based on alleged false and misleading statements and gave the plaintiffs leave to amend to address the deficiencies. The Court denied the motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims regarding site visits. On September 20, 2019, the plaintiffs filed a Second Amended Complaint that dropped the Securities Act Section 11 claim but otherwise alleges the same claims as were alleged previously. The Second Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On November 1, 2019, the defendants filed a motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims in the Second Amended Complaint based on alleged false and misleading statements, but not the claims regarding site visits. The motion is under consideration by the Court. We deny that the claims in the Second Amended Complaint have any merit and we intend to vigorously defend the action.

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

A former employee has filed a complaint with Nevada OSHA claiming that he was wrongfully terminated for his protected activities related to safety. The matter is in the investigation stage where OSHA is gathering facts related to the employee’s claim. We are contesting the allegations by the employee. An evaluation of the likelihood of an unfavorable outcome cannot be made at this time.

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

Item 4.	Mine Safety Disclosures

Inapplicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Capital Market under the symbol “AQMS,” since our initial public offering on July 31, 2015. Since then, our common stock has been relatively thinly traded at times and has experienced, and is expected to experience in the future, significant price and volume volatility. The following table shows the reported high and low closing prices per share for our common stock-based on information provided by the NASDAQ Capital Market for the periods indicated.

	2019		2018
	High	Low	High	Low
First Quarter	$4.18	$1.80	$3.00	$1.59
Second Quarter	$3.10	$1.51	$4.14	$2.26
Third Quarter	$2.06	$1.54	$3.11	$2.24
Fourth Quarter	$1.91	$0.42	$2.92	$1.55

Holders of Record

As of February 24, 2020, there were eight holders of record of our common stock.

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

In 2019, our board of directors adopted the Aqua Metals, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). A total of 4,500,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and warrants, and the number of securities remaining available for future issuance, under our equity compensation plan at December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity compensation Plans
Equity compensation plans approved by stockholders	2,883,484	(1)	$3.46	2,402,326
Equity compensation plans not approved by stockholders	5,645,747	(2)	$5.37	—

(1) Includes 2,623,692 shares relating to outstanding options and 259,792 relating to restricted stock units under our stock-based compensation plans.

(2) Consists of warrants issued in connection with financing activities and 840,000 shares relating to outstanding options granted in reliance on Nasdaq Rule 5635(c)(4) .

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Selected Financial Data

Inapplicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of lead recycling through its novel, proprietary and patented AquaRefining™ technology. AquaRefining is a near room temperature, water and organic acid-based process that greatly reduces environmental emissions. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the construction of our initial lead acid battery, or LAB, recycling facility at the Tahoe Reno Industrial Center, or TRIC, located in McCarran, Nevada and commercializing the AquaRefining process.

We completed the development of our first LAB recycling facility at TRIC and commenced production of battery breaking and limited operations during the first quarter of 2017. In April 2017, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics. In April 2018, we commenced the limited production of lead bullion, including AquaRefined lead. In July 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and in October 2018 we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and in December 2018, we commenced shipments directly to Clarios owned and partner battery manufacturing facilities.
During the fourth quarter of 2019, the Company focused its efforts on completing the Phase 2 capital upgrades, including work done to commission the remaining 12 modules. On whole, completion of the Phase 2 capital work was expected to improve the plant's contribution margin. These projects included concentrate production improvements, electrolyte chilling improvements, improvements in briquetting our spongy AquaRefined lead to prepare for melting and ingot casting, water recovery and management systems, upgrades to all the AquaRefining modules and finally, the paste drying system to increase our yields and throughput.

On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the recycling facility at TRIC. The fire and related intense heat and smoke caused significant damage to a material amount of equipment in the AquaRefinery area, including all 16 AquaRefining modules, electrical and tank infrastructure, steel superstructure, control wiring and other supporting infrastructure. The floor to ceiling firewall between the AquaRefining area and the rest of the plant isolated the worst of the damage to the AquaRefining area. The firewall also appears to have spared material damage to much of the key front-end process equipment, such as the battery breaker/separation system, concentrate production area, kettles and ingot casting, water treatment and recovery and other important areas of the plant. The administrative office area also remained intact and is now occupied by the remaining employees.

Based on preliminary estimates, as of the date of this report, we believe that the replacement value of the equipment and plant lost or damaged in the fire is approximately $37 million excluding any business interruption cost recovery. Assets on our balance sheet as of December 31, 2019 that were not affected by the fire total approximately $38 million, including the battery breaker, melting kettles, kiln, filter presses, mixing and storage tanks, water recovery system and the building infrastructure plus the land. The Company has $50 million dollars in combined property, equipment and business interruption insurance. Initial estimates for property, plant and business interruption claims may reach total limits. However, this number could change pending detailed analysis and review. As of the date of this report, we expect to receive total coverage and proceeds from our insurance carrier with the initial $15 to $20 million coming in over the next three to six months.

The Company has engaged a public adjuster in business for over 50 years who will support the Company’s legal and finance team and provide forensic accounting, construction expertise and direct interface with the insurers to assist the Company in quickly and properly documenting the loss and maximizing the Company’s insurance recovery.

As a result of the fire we have suspended all commercial operations and the date on which we can resume revenue producing operations is currently undetermined. Following the fire, an investigation of the fire was commenced by the Storey County Fire Marshal and we were denied access to the fire damaged portion of the facility until late December 2019, at which time we were given access to the fire damaged area. Since then, we have been engaged in the process of analyzing the fire damage and the clean-up and disposal of the damaged equipment. We have also engaged a public adjuster to support our legal and finance team and provide forensic accounting, construction expertise and direct interface with the insurers to assist us in quickly and properly documenting the loss and maximizing our insurance recovery. As of the date of this report, the insurance carriers paid an initial amount of $10.0 million for damages suffered as a result of the fire.

As of the date of this report, we are developing and analyzing a proposed capital light business strategy designed to optimize shareholder value by focusing on licensing opportunities, which have always been a core part of our business plans. We believe this path has the potential to maximize shareholder value in that it could be far less capital intensive than a rebuild and could be funded solely or primarily from a combination of cash on hand, insurance proceeds and asset dispositions. The capital light strategy is consistent with our long-held business strategy and objectives. The approach of this strategy is to pursue licensing opportunities within the lead battery recycling marketplace while securing our cash position by first, working on the successful collection of insurance proceeds with the assistance of our retained public adjuster and special counsel to facilitate the collection for property and business interruption losses; second, conducting the disposal of certain assets not essential to the capital light licensing strategy; and, third, restructuring the remaining balance on the USDA-backed loan with Green Bank that was initially set up for a running facility and would be impractical with a shift to capital light technology licensing.

Since January 1, 2019, we have engaged in the following financing transactions:

In January 2019, we completed a public offering of 5,175,000 shares of our common stock, at the price of $1.90 per share, for gross proceeds of $9.8 million. After the payment of underwriter discounts and offering expenses, we received net proceeds of approximately $9.1 million.

On February 26, 2019, after engaging in extensive diligence and engineering evaluations, we signed a long-term contract with Veolia North America Regeneration Services LLC (Veolia), to provide operations, maintenance and management services at Aqua Metals’ AquaRefining facility in McCarran, Nevada. In consideration of the services to be provided by Veolia under the agreement, we agreed to issue to Veolia a total of 2,350,000 shares of our common stock in eight quarterly installments of 293,750 shares. Each installment is subject to weighted average antidilution adjustments in the event of our sale of common shares for cash consideration during the preceding quarterly period at a price less than $2.41 per share. In consideration of the antidilution adjustments, the number of shares to be issued in each installment shall be capped at the current market value of $1.25 million based on the volume weighted average price of our shares over the 20 trading days preceding the date for issuance of such installment. We also agreed to issue to Veolia, on the one-year anniversary of the agreement, warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price of $5.00 per share and, on the second anniversary of the agreement, warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price $7.00 per share. The warrants will have a term of ten years from the date of issuance. As of the date of this report, we have issued a total of 1,184,985 shares to Veolia. As a result of the fire, however, we have declared force majeure and all further issuances to Veolia have been suspended.

In May 2019, we completed a public offering of 11,000,000 shares of our common stock, at the price of $2.00 per share, for gross proceeds of $22.0 million. After the payment of underwriter discounts and offering expenses, we received net proceeds of approximately $20.3 million.

Results of Operations for the Fiscal Year Ended December 31, 2019 Compared to the Fiscal Year Ended December 31, 2018

During the year ending December 31, 2019, product sales consisted of lead bullion, lead compounds and plastics. Product sales during the second and third quarter of 2019 consisted of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds, and plastics. The following table summarizes our results of operations with respect to the items set forth below for the twelve months ended December 31, 2019 together with the percentage change in those items (in thousands).

	Year ended December 31,
	2019	2018	Favorable (Unfavorable)	% Change
Product sales	$4,874	$4,449	$425	10%
Cost of product sales	24,799	22,761	(2,038)	(9)%
Research and development cost	1,555	4,502	2,947	65%
General and administrative expense	19,314	14,214	(5,100)	(36)%
Total operating expense	$45,668	$41,477	$(4,191)	(10)%

As mentioned previously, product sales consist of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Revenue for the twelve months ended December 31, 2019 increased approximately 10% compared to the twelve months ended December 31, 2018 as a result of increased production during 2019. During 2018, revenue was mainly derived from the sale of lead compounds and plastics. During the second quarter of 2019 and throughout the third quarter, we began to increase production by the addition of modules and increased efficiencies. During the fourth quarter, we limited the operations of our AquaRefining in order to focus resources on the implementation of plant improvements and enhancing process efficiencies. Revenue in the fourth quarter of 2019 was impacted by limited operations due to construction and by the fire.

Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales increased approximately 9% for the twelve months ended December 31, 2019, as compared to the twelve months ended December 31, 2018. Cost of product sales were lower in 2018 due to lower production rates. Cost increases in 2019 were also affected by the ramping-up operations using the AquaRefining process.

Research and development cost included expenditures related to the improvement of the AquaRefining technology. During the twelve months ended December 31, 2019, research and development costs decreased approximately 65% over the comparable period in 2018. The decline in research and development cost is primarily the result of management's focus on preparing the plant for the scaling of commercial operations and a reduced emphasis on research and development activities due to the fact that the AquaRefining for lead technology has matured and we paused the research and development stage. As a result, there has been a significant reduction in research and development staffing subsequent to the comparable periods in 2018.

General and administrative expense increased approximately 36% for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018. The most significant drivers of these increases were non-cash expense items. For the twelve months ended December 31, 2019, we had $9.0 million of non-cash expense related to the Veolia agreement (as previously discussed). In addition, non-cash stock-based compensation to our employees and directors increased by approximately $2.8 million compared to the twelve months ended December 31, 2018. We also incurred costs of approximately $0.2 million for professional service fees associated with the sublease of the Alameda facility. The twelve months ended December 31, 2018 included $0.9 million severance for our former chief executive officer and $0.9 million severance for our former chief operating officer, as well as a net $0.4 million noncash charge associated with a warrant modification related to Interstate Battery and $0.9 million in increased legal fees associated with proxy and solicitation fees related to efforts to address activist investors.

The following table summarizes our other income and interest expense for the years ended December 31, 2019 and December 31, 2018 together with the percentage change in those items (in thousands).

	Year ended December 31,
	2019	2018	Favorable (Unfavorable)	% Change
Other (expense) income

Insurance proceeds net of related expenses	$(792)	$—	$(792)	—%
Interest expense	$(3,477)	$(3,447)	$(30)	1%
Interest and other income	$270	$223	$47	21%

Insurance proceeds net of related expenses is a result of $17.4 million of expected insurance proceeds and $2.5 million of insurance proceeds received offset by $19.9 million of fire damaged assets and $0.8 million of other related expenses. Interest expense is related primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million note payable to Green Bank, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Green Bank. On January 24, 2019, we repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. As a result of this debt repayment, we amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense.

Interest income increased for the twelve months ended December 31, 2019 compared to the same period in 2018 due to higher cash balances during the year.

Liquidity and Capital Resources

As of December 31, 2019, we had total assets of $69.5 million and working capital of $17.7 million, which includes $17.4 million of insurance proceeds receivable, of which we have received $7.5 million of insurance proceeds received after December 31, 2019.

The following table summarizes our cash used in operating, investing and provided by financing activities (in thousands):

	Year ended December 31,
	2019	2018
Net cash used in operating activities	$(25,177)	$(26,318)
Net cash used in investing activities	$(10,574)	$(3,929)
Net cash provided by financing activities	$22,434	$28,346

Net cash used in operating activities

Net cash used in operating activities for the years ended December 31, 2019 and December 31, 2018 was $25.2 million and $26.3 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and non-cash payments to Veolia, as well as net changes in working capital. Cash used for general and administrative expenses decreased approximately $1.5 million during the year ended December 31, 2019 as compared to the same period last year.

Net cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2019 and December 31, 2018 was $10.6 million and $3.9 million, respectively. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets related to the phase two construction of our final production upgrades at our TRIC facility in Nevada and was offset by cash insurance proceeds of $2.5 million. In March of 2019, we disposed of the capital shares of our UK subsidiary, Ebonex IPR, Ltd. The sale price was a nominal cash amount and did not contribute to net cash used in investing activities.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2019 consisted of $9.1 million net proceeds from our January 2019 public offering and $20.3 million net proceeds from our May 2019 public offering. This increase to cash flows was offset by a $6.7 million payoff of the Interstate Battery convertible note. Net cash provided by financing activities for the year ended December 31, 2018 consisted of $26.6 million net proceeds from our June 2018 public offering and $2.1 million net proceeds from the January 2018 exercise of the underwriter's overallotment option related to our December 2017 public offering.

As of December 31, 2019, we had total cash of $7.6 million and working capital of $17.7 million, which includes $17.4 million of insurance proceeds receivable, of which we have received $7.5 million of insurance proceeds received after December 31, 2019.. As of the date of this report, we believe that we may require additional capital, depending on timing of insurance payments, in order to fund our current level of ongoing costs over the next twelve months and move forward with our capital light licensing strategy. There can be no assurance that we will be able to collect insurance proceeds or to acquire the necessary funding on commercially reasonable terms or at all. We intend to seek funds primarily from insurance proceeds and the possible sale of equipment that is not required for our capital light strategy. However, there can be no assurance that such funds will be available. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Green Bank as of the fiscal quarter ends between March 31, 2017 and December 31, 2019. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Green Bank for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Green Bank determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Green Bank would be able to accelerate the payment of all amounts under the loan.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory cost is recorded on a first-in, first-out basis using the weighted average method. Net realizable value is determined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Insurance Proceeds

On November 29, 2019, there was a fire in the Aqua Refining area of the plant. As of December 31, 2019, the Company has received $2.5 million in insurance payments as a result of the fire damage. Subsequent to year end the Company received an additional $7.5 million of insurance proceeds. The Company has also determined that it is probable to receive at least an additional $14.9 million in insurance proceeds. This expectation resulted in a $17.4 million insurance receivable at December 31, 2019.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in the future years (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$1,530	$642	$888	$—	—
Notes payable	9,306	296	663	762	7,585
	$10,836	$938	$1,551	$762	$7,585

Note: Excludes a finance lease with current liability of $6 and a non-current liability of $25.

Operating lease obligations

We lease our Alameda, California and McCarran, Nevada spaces under non-cancelable operating leases, expiring in 2022 and 2021, respectively. On February 4, 2019, we entered into a sublease agreement effective as of February 1, 2019 for the Alameda, California facility. The term of the sublease commenced on February 4, 2019, and ends on May 31, 2022. The above obligations do not include partially offsetting sublease income of approximately $1.2 million for the remainder of the Alameda lease agreement.

Finance lease obligation

The Company currently maintains one finance lease for equipment. Our finance lease is immaterial to our consolidated financial statements.

Long-term debt

Aqua Metals Reno, Inc. entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. For the first twelve months, only interest was payable; thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter equal to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. See Note 12 in the accompanying notes to the consolidated financial statements for further description.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and restricted cash balances as of December 31, 2019 consisted of cash and cash equivalents. Our primary exposure to market risk is interest expense related to our debt with Green Bank. The interest rate on this loan adjusts on the first day of each calendar quarter equal to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published by the Wall Street Journal. We experience market risk with respect to the volatility of lead commodity prices. The purchase price of our primary raw material used lead acid batteries (used LABs), and the sales price of our lead-based finished products are based on commodity pricing. Due to the relatively short turnaround between the purchase of used LABs and the sale of our finished goods, we believe the risk is minimized.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aqua Metals, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aqua Metals, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Armanino LLP
San Ramon, CA
March 11, 2020

AQUA METALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

ASSETS
	December 31, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$7,575	$20,892
Accounts receivable	244	725
Insurance proceeds receivable	17,446	—
Inventory	1,257	765
Prepaid expenses and other current assets	981	370
Total current assets	27,503	22,752

Non-current assets
Property and equipment, net	37,643	45,548
Intellectual property, net	999	1,271
Other assets	3,309	1,800
Total non-current assets	41,951	48,619

Total assets	$69,454	$71,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,829	$2,088
Accrued expenses	4,133	5,196
Deferred rent, current portion	—	8
Lease liability, current portion	552	121
Notes payable, current portion	296	311
Convertible note payable, current portion	—	4,075
Total current liabilities	9,810	11,799

Deferred rent, non-current portion	—	27
Lease liability, non-current portion	861	110
Asset retirement obligation	790	745
Notes payable, non-current portion	8,404	8,600
Total liabilities	19,865	21,281

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 and 50,000,000 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 57,997,780 and 38,932,437 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	58	39
Additional paid-in capital	189,422	145,147
Accumulated deficit	(139,891)	(95,096)
Total stockholders’ equity	49,589	50,090

Total liabilities and stockholders’ equity	$69,454	$71,371

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year ended December 31,
	2019	2018
Product sales	$4,874	$4,449

Operating cost and expense
Cost of product sales	24,799	22,761
Research and development cost	1,555	4,502
General and administrative expense	19,314	14,214
Total operating expense	45,668	41,477

Loss from operations	(40,794)	(37,028)

Other income and expense
Insurance proceeds net of related expenses	(792)	—
Interest expense	(3,477)	(3,447)
Interest and other income	270	223

Total other expense, net	(3,999)	(3,224)

Loss before income tax expense	(44,793)	(40,252)

Income tax expense	(2)	(2)

Net loss	$(44,795)	$(40,254)

Weighted average shares outstanding, basic and diluted	52,263,885	34,154,826

Basic and diluted net loss per share	$(0.86)	$(1.18)

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

December 31, 2017	27,554,076	$27	$113,780	$(54,842)	$58,965

Stock-based compensation	—	—	1,201	—	1,201
Common stock issued under Officers and Directors Purchase Plan	2,034	—	4	—	4
Common stock issued upon RSU vesting	65,600	—	—	—	—
Common stock issued for consulting services	152,727	—	423	—	423
Common stock issued in overallotment related to December 2017 Public Offering, net of $10 transaction costs	1,072,500	2	2,101	—	2,103
Common stock issued for cash in June 2018 Public Offering, net of $2,096 transaction costs	10,085,500	10	26,636	—	26,646
Modification of Interstate Batteries warrant #1	—	—	1,002	—	1,002
Net loss	—	—	—	(40,254)	(40,254)

Balances, December 31, 2018	38,932,437	$39	$145,147	$(95,096)	$50,090

Stock-based compensation	—	—	4,206	—	4,206
Warrants issued related to Veolia agreement	—	—	5,780	—	5,780
Common stock issued upon RSU vesting	854,064	1	—	—	1
Common stock issued for consulting services	2,036,279	2	4,925	—	4,927
Common stock issued in January 2019 public offering, net of $739 transaction costs	5,175,000	5	9,058	—	9,063
Common stock issued in May 2019 public offering, net of $1,683 transaction costs	11,000,000	11	20,306	—	20,317
Net loss	—	—	—	(44,795)	(44,795)

Balances, December 31, 2019	57,997,780	$58	$189,422	$(139,891)	$49,589

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(44,795)	$(40,254)
Reconciliation of net loss to net cash used in operating activities
Depreciation	3,899	3,213
Amortization of intellectual property	182	190
Accretion of asset retirement obligation	46	44
Fair value of warrant modification, net	—	402
Fair value of common stock issued for consulting services	4,925	423
Stock-based compensation	4,206	1,201
Warrant expense	5,780	—
Amortization of debt discount	—	2,006
Amortization of deferred financing costs	56	83
Non-cash convertible note interest expense	2,556	690
Non-cash interest expense	95	—
Lease liability, net of deferred rent write-off	—	(493)
Amortization of lease liability	—	(80)
Loss on sale of Ebonex asset	90	—
Loss on sale of equipment	149	869
Inventory adjustment	—	179
Changes in operating assets and liabilities
Accounts receivable	481	157
Inventory	(492)	295
Prepaid expenses and other current assets	(612)	400
Accounts payable	823	472
Accrued expenses	(2,031)	4,009
Deferred rent	(35)	(124)
Other assets and liabilities	(500)	—
Net cash used in operating activities	(25,177)	(26,318)
Cash flows from investing activities:
Purchases of property and equipment	(12,802)	(3,693)
Other assets	—	(236)
Equipment deposits and other assets	(272)	—
Insurance proceeds	2,500	—
Net cash used in investing activities	(10,574)	(3,929)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	29,380	28,753
Payments on notes payable	(295)	(277)
Payments on capital leases	—	(130)
Payments on convertible note	(6,651)	—
Net cash provided by financing activities	22,434	28,346
Net decrease in cash, cash equivalents and restricted cash	(13,317)	(1,901)
Cash, cash equivalents and restricted cash at beginning of period	20,892	22,793
Cash, cash equivalents and restricted cash at end of period	$7,575	$20,892

AQUA METALS, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Continued)

	Year ended December 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$697	$668
Cash paid for income taxes	$2	$2

Non-cash financing activities
Capital lease	$—	$38
Fair value of common stock issued to consultants	$4,925	$423
Total non-cash financing activities	$4,925	$461

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$(1,921)	$180
Change in property and equipment resulting from change in accrued expenses	$(928)	$(14)
Change in equity resulting from change in accrued expenses	$1,300	$600
Change in property and equipment resulting from fire damaged assets written off	$(19,946)	$—
Change in insurance proceeds receivable resulting from fire	$17,446	$—

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.
Notes to Consolidated Financial Statements

1.	Organization and Operations

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of lead recycling through its patented and patent-pending AquaRefining™ technology. Unlike smelting, AquaRefining is a room temperature, water-based process that emits less pollution than smelting, the traditional method of lead recycling. The Company built its first recycling facility in Nevada’s Tahoe Reno Industrial Center (“TRIC”) in McCarran, Nevada and intends to pursue the development of additional lead acid battery recycling facilities based on the Company’s AquaRefining technology, likely through licensing or joint development arrangements. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics, in April 2017, and through March 31, 2018, substantially all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process) blocks in addition to lead compounds and plastics and in June 2018, the Company began shipping high-purity lead from its AquaRefining process. During the second and third quarters of 2019 we operated up to four of our initial modules (modules 1 through 4) on a 24x7 basis. Throughout these quarters, the Company made significant progress related to its goal of ramping up the plant to full production. Some of the milestones reached were related to production and revenue records while at the same time reducing general and administrative expense. During the fourth quarter of 2019, the Company focused its efforts on completing the Phase 2 capital upgrades, including work done to commission the remaining 12 modules. On whole, completion of the Phase 2 capital work would enable the plant to operate at a positive contribution margin. These projects included concentrate production improvements, electrolyte chilling improvements, improvements in briquetting our spongy AquaRefined lead to prepare for melting and ingot casting, water recovery and management systems, upgrades to all the AquaRefining modules and finally, the paste drying system to increase our yields and throughput. On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the facility. The fire and related intense heat and smoke caused significant damage to a material amount of equipment in the AquaRefinery area, including all 16 AquaRefining modules, electrical and tank infrastructure, steel superstructure, control wiring and other supporting infrastructure. As of the date of this report, we are developing and analyzing a strategy of accelerating licensing activities rather than engaging in a capital intensive rebuild of the facility.

Liquidity and Management Plans

The Company generated revenues of $4.9 million and $4.4 million during the years ended December 31, 2019 and December 31, 2018, respectively. The Company had net losses of $44.8 million and $40.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, the Company’s cash balance was $7.6 million. As of the date of this report, we believe that we may require additional capital, depending on timing of insurance payments, in order to fund our current level of ongoing costs over the next twelve months and move forward with our capital light licensing strategy.

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

Accounts receivable

The Company sells its products to large well-established companies and extends credit without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. In the event that payment of a customer’s account receivable is doubtful, the Company would reserve the receivable under an allowance for doubtful accounts. As of December 31, 2019, and December 31, 2018, the Company believes that all receivables have been or will be collected and, therefore, has not created any reserve for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is recorded on a first-in, first-out basis using the weighted average method. Net realizable value is determined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company records a write-down, if necessary, to reduce the carrying value of inventory to its net realizable value. The effect of these write-downs is to establish a new cost basis in the related inventory, which is not subsequently written up.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease.

Intangible and other long-lived assets

Intangible assets consist of a patent application contributed to the Company by five founding stockholders, patent applications for technology developed by the Company, trademark applications and a patent portfolio acquired during 2017. The useful life of this intellectual property has been determined to be ten years and the assets are being amortized straight-line over this period. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. The Company evaluates the need to record impairment during each reporting period. As of December 31, 2019, the Company determined that the estimated life of the intellectual property properly reflected the current remaining economic life of the asset.

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

Insurance Proceeds

On November 29, 2019, there was a fire in the AquaRefining area of the TRIC facility. As of December 31, 2019, the Company has received $2.5 million in insurance payments as a result of the fire damage. Subsequent to year end the Company received an additional $7.5 million of insurance proceeds. The Company has also determined that it is probable that it will receive at least an additional $14.9 million in insurance proceeds during the 2020 fiscal year. This expectation resulted in a $17.4 million insurance receivable at December 31, 2019. This amount is included in insurance proceeds receivable in the accompanying Consolidated Balance Sheets.

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

There are no assets or liabilities that are measured at fair value on a recurring basis at December 31, 2019 or December 31, 2018.

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

	Year Ended December 31,
Excluded potentially dilutive securities (1):	2019	2018

Convertible note - principal	—	702,247
Options to purchase common stock	3,463,692	1,694,068
Unvested restricted stock	259,792	96,623
Financing warrants to purchase common stock	4,805,747	2,340,828
Total potential dilutive securities	8,529,231	4,833,766

(1)The number of shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted average outstanding calculations as required if the securities were dilutive.

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

Concentration of Credit Risk

Revenues from the following customers each represented at least 10% of total revenue for the years ended December 31, 2019 and December 31, 2018. Clarios represented all or a significant majority of our accounts receivable (trade) balance as of December 31, 2019 and December 31, 2018.

			Accounts Receivable (Trade)
	Revenue		As of December 31,
	2019	2018	2019	2018

Clarios (successor of Johnson Controls Battery Group, Inc.)	69%	88%	100%	95%
P. Kay Metals	28%	—%	—%	—%

Substantially all of the chemicals used in our refining process are provided by one supplier and supply of used lead acid batteries has, during 2019 and 2018, been provided by two vendors as indicated below.

	2019	2018

Supplier A	69%	32%
Supplier B	30%	64%

Recently adopted accounting guidance

In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard has been adopted as of January 1, 2019. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC Topic 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has two longer term office leases and one equipment finance lease. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $1.6 million and lease liabilities for operating leases of approximately $1.8 million. See Note 13 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.

Recent accounting pronouncements

There were no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2019 that are of significance or potential significance to the Company.

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

Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of our revenue during the years ended December 31, 2019 and December 31, 2018.

4.	Inventory, net

Inventory consisted of the following (in thousands):

	December 31,
	2019	2018

Finished goods	$47	$43
Work in process	322	164
Raw materials	888	558
	$1,257	$765

5.	Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life (Years)	December 31,
Asset Class		2019	2018

Operational equipment	3-10	$12,094	$15,926
Lab equipment	5	525	698
Computer equipment	3	221	201
Office furniture and equipment	3	221	336
Land	—	1,047	1,047
Building	39	19,508	24,820
Asset retirement cost	20	670	670
Equipment under construction		9,921	7,892
		44,207	51,590
Less: accumulated depreciation		(6,564)	(6,042)

		$37,643	$45,548

Depreciation expense was $3.5 million and $3.2 million for the years ended December 31, 2019 and December 31, 2018, respectively. The building is a 136,750 square foot lead acid battery recycling plant built in McCarran, Nevada. Equipment under construction is comprised of various components being manufactured or installed by the Company, to be used in the McCarran, Nevada recycling plant.

The Company has financed certain equipment purchases through the use of capital leases. The lease terms are generally between 24 and 36 months with an option to purchase the asset at the end of the lease for $1. Total equipment included in the above table, subject to capital leases, is immaterial to our consolidated financial statements at December 31, 2019. Total equipment included in the above table at December 31, 2018 subject to capital leases is $0.4 million less accumulated depreciation of $0.2 million, resulting in net fixed assets under capital lease of $0.2 million. These assets are depreciated using the same useful lives as noted above and included in depreciation expense.

On November 29, 2019, there was a fire in the AquaRefining area of the plant. As a result of the fire, the company wrote off approximately $22.4 million of fixed assets that were damaged. These assets consisted of operational equipment, building and equipment under construction. The disposal of the fire damaged fixed assets included a decrease of accumulated depreciation of $2.5 million. The net write-off of fixed assets totaled $19.9 million.

6.	Intellectual Property

Intellectual property, net, is comprised of the following (in thousands):

	2019	2018
Intellectual property	$1,794	$1,906
Accumulated amortization	(795)	(635)
Intellectual property, net	$999	$1,271

Aggregate amortization expense for the years ended December 31, 2019 and December 31, 2018 was $0.2 million.

Estimated future amortization is as follows as of December 31, 2019 (in thousands):

2020	$179
2021	179
2022	179
2023	179
2024	135
Thereafter	148
Total estimated future amortization	$999

7.	Other Assets

Other assets consist of the following (in thousands).

	December 31,
	2019	2018

Alameda and Nevada facilities Right of Use Assets (1)	1,197	—
CD for Green Bank collateral security (2)	1,034	1,026
Equipment Deposits	254	—
Facility Closure Trust deposit (3)	670	670
Other assets	154	104
Total Other assets, non-current	$3,309	$1,800

(1)See Footnote 13.

(2)The $1.0 million certificate of deposit is held by Green Bank as collateral for the Green Bank note payable balance. The deposit with Green Bank will be released after TRIC has three consecutive months of positive cash flow from operations.

(3)The Company has entered into a Facility Closure Trust Agreement for the benefit of the Nevada Division of Conservation and Natural Resources (NDEP). Funds deposited in the Trust are to be available when and if needed for closure and/or post-closure care of the facility related to potential decontamination and hazardous material cleanup. The Trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. In addition, the Trustee shall refund to the Company such amounts as the NDEP specifies in writing. $100,000 was deposited upon establishment of the Trust Fund on October 31, 2016; $350,000 was deposited on October 31, 2017; and $220,000 was deposited on October 31, 2018.

8.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018

Property and equipment related	$1,146	$218
Payroll related	1,807	2,115
Use tax accrual	23	2
Professional services	879	159
Key man penalty accrual	—	2,500
Other	278	202
	$4,133	$5,196

9.	Asset Retirement Obligation

ASC Topic 410-20, “Asset Retirement and Environmental Obligations, Asset Retirement Obligations” requires the recording of a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the Company’s facility at TRIC upon closure. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs was $0.7 million and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that was capitalized. Accretion of the ARO for the years ended December 31, 2019 and December 31, 2018 was $46,000 and $44,000 respectively.

The Company entered into a facility closure trust agreement in October 2017 for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the trust are to be available, when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. The trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. Through December 31, 2019, $670,000 has been contributed to the trust fund.

10.	Convertible Notes

The convertible note payable with Interstate Battery Systems International, Inc. (Interstate Battery) was comprised of the following (in thousands):

	December 31,
	2019	2018

Convertible note payable	$—	$5,000
Accrued interest	—	1,651
Deferred financing costs, net	—	(20)
Note discount	—	(2,556)

Less current portion	$—	$4,075

Convertible note payable, non-current portion	$—	$—

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

Amortization of deferred rent expense for the years ended December 31, 2019 and December 31, 2018 was $0.04 million and $0.1 million, respectively.

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

Aqua Metals Reno, Inc. (“AMR”), a subsidiary of Aqua Metals Inc., entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for each of the calendar quarters in the period March 31, 2017 through December 31, 2019. AMR has received a waiver for the minimum debt service coverage ratio covenant for each of the aforementioned calendar quarters.

The net proceeds of the loan were used for the construction of the Company’s lead acid recycling operation in McCarran, Nevada. Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, accessions and a certificate of deposit in the amount of $1,000,000. The certificate of deposit is reported in "Other Assets" in the condensed consolidated balance sheet.

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

Notes payable is comprised of the following (in thousands):

	December 31,
	2019	2018

Notes payable, current portion
Capital equipment leases, current portion	$—	$16
Green Bank, net of issuance costs	296	295
	$296	$311

Notes payable, non-current portion
Capital equipment leases, non-current portion	$—	$31
Green Bank, net of issuance costs	8,404	8,569
	$8,404	$8,600

The costs associated with obtaining the Green Bank loan of $0.8 million were recorded as a reduction to the carrying amount of the note and are being amortized as interest expense over the twenty-one year life of the loan. Amortization of the deferred financing costs was $36,000 and $35,000 for the years ended December 31, 2019 and December 31, 2018, respectively. The principal payments detailed below are excluding the effect of the reduction in the carrying amount related to the deferred financing costs.

The future principal payments related to the Green Bank note obligations are as follows as of December 31, 2019 (in thousands):

2020	$296
2021	320
2022	343
2023	368
2024	394
Thereafter	7,585
Total loan payments	$9,306

13.	Leases

The Company currently maintains one finance lease for equipment and two operating leases for real estate. Our finance lease is immaterial to our consolidated financial statements. Our operating leases have terms of 76 and 42 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's December 31, 2019 consolidated balance sheet and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's December 31, 2019 consolidated balance sheet. The Company recognized sublease income for the twelve months ended December 31, 2019. The Company did not recognize any sublease income during the twelve months ended December 31, 2018.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of December 31, 2019, total right-of-use assets were approximately $1.20 million and operating lease liabilities were approximately $1.38 million. The right-of-use assets are reported in "Other Assets" in the condensed consolidated balance sheet.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

Twelve Months Ended December 31, 2019
Cash paid for operating lease liabilities	$624
Operating lease cost	$577

December 31, 2019
Weighted-average remaining lease term	2.2 Years
Weighted-average discount rate	9.66%

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Due in 12-month period ended December 31,
2020	$642
2021	$661
2022	$227
$1,530
Less imputed interest	$(148)
Total lease liabilities	$1,382

Current operating lease liabilities	$546
Non-current operating lease liabilities	$836
$1,382
Note: Excludes a finance lease with current liability of $6 and a non-current liability of $25.

14.	Stockholders’ Equity

Authorized capital

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share. In the event of liquidation of the Company, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The outstanding shares of common stock are fully paid and non-assessable.

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive a ratable share of dividends, if any, as may be declared by the board of directors.

Interstate Battery Agreements

Investment Agreement

The Company entered into a Credit Agreement dated May 18, 2016 with Interstate Battery pursuant to which Interstate Battery loaned the Company $5.0 million in consideration of the Company’s issuance of a secured convertible promissory note in the original principal amount of $5.0 million. The note bore interest at the rate of eleven percent (11%) per annum, compounding monthly, and all interest was payable upon the earlier of maturity or conversion of the principal amount. The loan was to mature on May 24, 2019. The outstanding principal was convertible into shares of the Company’s common stock at a conversion price of $7.12 per share. The Company’s obligations under the note and Credit Agreement were secured by a second priority lien on the real estate, fixtures and equipment at the Company’s recycling facility at McCarran, Nevada. The Credit

Agreement included representations, warranties, and affirmative and negative covenants that are customary of institutional credit agreements. Interstate Battery had previously raised a claim that the Company was in technical breach of a negative covenant under loan. The claimed breach related to the Company’s failure to obtain Interstate Battery’s prior written consent to the Company’s acquisition of Ebonex IPR, Ltd. The Company estimated in 2017 that resolving the claim would result in a charge of $0.6 million. The Company recorded the $0.6 million in general and administrative expenses as of December 31, 2017 with the offset in accrued liabilities. The Company resolved this alleged breach in connection with a series of agreements with Interstate Battery in June 2018.

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

Pursuant to the Credit Agreement, the Company also issued to Interstate Battery two common stock purchase warrants, including:

•a warrant to purchase 702,247 shares of the Company’s common stock, at an exercise price of $7.12 per share, that was initially exercisable upon grant and initially expired on May 24, 2018; and
•a warrant to purchase 1,605,131 shares of the Company’s common stock, at an exercise price of $9.00 per share, that is exercisable commencing November 24, 2016 and expired on May 24, 2019.

The warrants contain cashless exercise and standard anti-dilution adjustment provisions. The first warrant issued was modified in June 2018 to extend the expiration date to June 30, 2020 and reduced the exercise price to $3.33 per share. If Interstate converts its convertible note and exercises both warrants in their entirety, it will own approximately 8.3% of the Company’s common stock at an average price per share of approximately $7.22.

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

•The fair value of the note was calculated using an average of the Merrill Lynch US High Yield CCC rate of 16.21% on May 24, 2016 and the Merrill Lynch US High Yield B effective yield of 7.44% on May 24, 2016.
•The fair value of the common stock was based on the closing market price of the Company’s common stock on the NASDAQ stock market on May 24, 2016.

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

Clarios agreement

On February 7, 2017, the Company entered into a Stock Purchase Agreement with Clarios pursuant to which the Company issued and sold to a wholly-owned subsidiary of Johnson Controls International plc, (“Johnson Controls”), 939,005 shares of its common stock at $11.33 per share for gross proceeds of approximately $10.6 million. Costs incurred in connection with the transaction, primarily legal fees, totaled approximately $167,000. The Stock Purchase Agreement includes customary representations, warranties, and covenants by Johnson Controls and the Company, and an indemnity from the Company in favor of Johnson Controls.

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

Veolia Agreement

On February 26, 2019, the Company signed a contract with Veolia North America Regeneration Services LLC ("Veolia") to provide operations, maintenance and management services at Aqua Metals’ AquaRefining facility in McCarran, Nevada. Pursuant to the agreement, Veolia contributes operational and technological expertise and organizational capabilities in aqueous-based process chemistries and electrolysis along with assumption of responsibility for operations, supply chain, offtake and management of the plant. Veolia employees began working onsite starting March 4, 2019 at the McCarran facility.

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

During the year ended December 31, 2019, the Company issued 1,184,985 shares of common stock valued at $3.6 million to Veolia North America Regeneration Services, LLC pursuant to the Operations, Maintenance and Management Agreement between Veolia and the Company. As a result of the November 2019 fire at the McCarran facility, the Company has declared a force majeure event under the Agreement and suspended all further issuance of common stock.

2018 Public Offering

On June 18, 2018, the Company completed a public offering of 10,085,500 shares of its common stock, at the price of $2.85 per share, for gross proceeds of $28.7 million. After the payment of underwriter discounts and offering expenses, the Company received net proceeds of approximately $26.6 million.

2019 Public Offerings

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

Other shares issued

In January 2018, an overallotment related to a 2017 public offering was exercised resulting in 1,072,500 shares being issued and net proceeds of approximately $2.1 million.

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

During the year ended December 31, 2019, the Company issued 533,655 shares of common stock upon vesting of Restricted Stock Units granted by the Company.

During the year ended December 31, 2019, the Company issued 202,905 shares of common stock upon vesting of Restricted Stock Units granted to Board members.

During the year ended December 31, 2019, the Company issued 161,362 shares of common stock to prior Company executives to fulfill obligations related to separation agreements and other consulting services.

During the year ended December 31, 2019, the Company issued 807,436 shares of common stock valued at $1.3 million to Clarios pursuant to the Clarios Investor Rights Agreement dated February 7, 2017 between Clarios and the Company.

Warrants issued

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

	Veolia Warrant #1	Veolia Warrant #2	Jan. 2019 Offering Underwriter
Warrant shares issued	2,000,000	2,000,000	103,500
Market price	$3.02	$3.02	$2.16
Exercise price	$5.00	$7.00	$1.90
Term (years)	10	10	5
Risk-free interest rate	2.64%	2.64%	2.57%
Volatility	81.50%	81.50%	81.00%
Dividend rate	—%	—%	—%
Per share FV of warrant	$2.35	$2.24	$1.47
FV of warrant	$4,699	$4,474	$152

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

Warrant modification

On June 24, 2018, the Company entered into a series of agreements with Interstate Battery, which modified the terms of a warrant to purchase 702,247 shares of our common stock by reducing the exercise price of the warrant from $7.12 per share to $3.33 per share and extended the expiration date of the warrant from June 24, 2018 to June 23, 2020. The expiration date had previously been extended from May 2018 to June 2018 as part of the overall negotiations. The incremental fair value resulting from this modification was calculated to be $1.0 million using the Black-Scholes-Merton Option Pricing Model with the assumptions as follows: $3.26 per share fair value on the date of modification; 2-year term; 80.2% volatility; 2.56% discount rate and 0% annual dividend rate.

The Company previously recorded $0.6 million in general and administrative expense during the year ended December 31, 2017 with the offset in accrued liabilities as an estimate of this liability. Upon modification, the Company recorded an additional $4 million in general and administrative expense for the three months ended June 30, 2018 and relieved $0.6 million in accrued liabilities with the $1.0 million offset to additional paid-in capital.

Warrants outstanding

Warrants outstanding to purchase shares of the Company’s common stock at a weighted average exercise price of $5.52 per share are as follows.

Exercise Price per Share	Expiration Date	Shares Subject to Purchase at December 31, 2019

$3.33	2020-06-23	702,247
$1.90	2024-01-22	103,500
$5.00	2030-02-28	2,000,000
$7.00	2031-02-28	2,000,000
		4,805,747

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

In 2019, the Board of Directors adopted the Company’s stock incentive plan (the “2019 Plan”). A total of 4,500,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

Stock-based compensation expense recorded was allocated as follows (in thousands):

	Year ended December 31,
	2019	2018
Cost of product sales	$357	$154
Research and development cost	200	215
General and administrative expense	3,649	832
Total	$4,206	$1,201

The following assumptions were used in the Black-Scholes-Merton option pricing model to estimate the fair value of the awards granted during the year ended December 31, 2019 and December 31, 2018.

Year ended December 31,
	2019	2018

Expected stock volatility	82.2% - 87.5%	76.9% - 86.3%
Risk free interest rate	1.7% - 2.6%	2.1% - 3.0%
Expected years until exercise	1.0-4.0	2.5-3.5
Dividend yield	—%	—%

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

The following table summarizes the stock-based compensation plan activity and related information through December 31, 2019.

		Options Outstanding		RSUs Outstanding
	Number of Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share	Number of RSUs	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2017	1,065,003	578,813	$6.51	180,951	$7.40
Granted	(640,275)	1,269,925	3.99	207,623	2.42
Exercised/ Released	—	—	—	(65,600)	5.78
Forfeited	381,021	(154,670)	7.00	(226,351)	4.74
Balance at December 31, 2018	805,749	1,694,068	$4.57	96,623	$4.01
Authorized	4,500,000
Granted	(3,468,296)	2,197,074	3.19	1,271,222	1.52
Exercised/ Released	—	—	—	(970,630)	1.63
Forfeited	564,873	(427,450)	4.46	(137,423)	1.85
Balance at December 31, 2019	2,402,326	3,463,692	$3.71	259,792	$1.83

The number of options granted during 2018 includes 840,000 options subject to the terms and conditions of the Company’s Amended and Restated 2014 Stock Incentive Plan (“2014 Plan) but were not issued under the 2014 Plan in reliance on Nasdaq Rule 5635(c)(4) and therefore does not reduce the number of shares available under the 2014 Plan.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and December 31, 2018 was $1.49 and $1.71 per share, respectively. There were no stock option exercises during the years ended December 31, 2019 and December 31, 2018.

Additional information related to the status of options at December 31, 2019 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding	3,463,692	$3.71	3.44	$—
Vested and exercisable	1,096,071	$3.74	2.28	$—

The intrinsic value of options is the fair value of the Company’s stock at December 31, 2019 less the per share exercise price of the option multiplied by the number of shares.

As of December 31, 2019, there is approximately $2.4 million of total unrecognized compensation cost related to the unvested share-based (option and RSU) compensation arrangements granted under the stock-based compensation plans. The remaining unrecognized compensation cost will be recognized over a weighted-average period of 3.5 years.

The following table summarizes information about stock options outstanding as of December 31, 2019:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Remaining Contractual Life (Years)

$1.60 -$2.93	732,627	3.00	440,330	2.08
$2.94 - $3.00	849,998	3.67	146,832	3.33
$3.01 - $3.95	685,152	3.50	138,819	1.00
$3.96 - $6.92	578,720	4.00	95,553	3.30
$6.93 - $19.20	617,195	3.00	274,537	2.30

	3,463,692	3.44	1,096,071	2.28

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

Restricted stock units

In January 2019, the Company granted 263,660 restricted stock units (RSUs), all of which were subject to vesting, with a grant fair value of $490,000 to the employees. The shares vest in six equal semi-annual installments over a three-year period.

In July 2019, the board of directors were granted 60,560 RSUs, all of which were subject to vesting, with a grant fair value of $97,500. The shares fully vest on September 30, 2019.

In August 2019, the Company granted 134,419 RSUs, all of which were subject to vesting, with a grant fair value of $231,000 to the employees. The shares vest in three equal installments over a twelve-month period.

In September 2019, Stephen Cotton, President and CEO, was granted 59,414 RSUs, all of which were subject to vesting, with a grant fair value of $109,000. The shares fully vest on March 20, 2020.

Total intrinsic value of RSUs vested and released during 2019 was $1.9 million. Intrinsic value of RSUs outstanding at December 31, 2019 was $0.2 million.

As of December 31, 2019, there is approximately $0.4 million of total unrecognized compensation cost related to the unvested share-based (RSU) compensation arrangements granted under the stock-based compensation plans. The remaining unrecognized compensation cost will be recognized over a weighted-average period of 3.8 years.

Reserved shares

At December 31, 2019, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity Plan
Subject to outstanding options and restricted shares	3,723,484
Available for future grants	2,402,326
Officer and Director Purchase Plan	245,562
Warrants	4,805,747
11,177,119

15.	Commitments and Contingencies

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

On December 3, 2018, Selwyn Mould resigned as chief operating officer. Mr. Mould’s resignation as an officer the Company was treated as a termination without cause under his employment agreement with the Company. Pursuant to his employment agreement, Mr. Mould was entitled to one-time severance benefits that includes severance and benefits continuation expense of approximately $0.9 million paid out over a 2-year period in consideration of his execution of a customary release and separation agreement. Pursuant to a Separation Agreement and Release between the Company and Mr. Mould, Mr. Mould has agreed to receive, in lieu of two years of salary, a cash severance payment of $100,000 payable in six equal installments in accordance with the Company's regular payroll practices, plus an award of restricted stock units that will entitle him to receive, for each of the 21 consecutive months commencing on March 1, 2019, $33,333 of the Company's common shares based on the volume-weighted average price over the 20 trading days preceding the first business day of the respective month. The Company has reserved the right, at its option, to pay Mr. Mould $33,333 of cash in lieu of any of the 21 monthly share issuances. The

Separation Agreement and Release includes customary indemnification, confidentiality, non-disparagement and non-solicitation covenants and agreements of the parties.

Lease commitments

As discussed in Note 13, on August 7, 2015, the Company signed a lease for 21,697 square feet of mixed office and manufacturing space in Alameda, CA. On October 10, 2014, the Company entered into an operating lease for its current Oakland facility which expired in April 2018. The Company entered into a sublease agreement dated February 4, 2019 for the Alameda facility. The term of the sublease commenced on February 4, 2019, and ends on May 31, 2022. Total base rent payable by the sublessee through the end of the term of the sublease is approximately $1.5 million.

In July 2018, the Company signed a lease for 14,016 square feet of mixed office and warehouse space in McCarran, Nevada.

The future minimum payments related to these leases are as follows as of December 31, 2019 (in thousands):

2020	$642
2021	661
2022	227
Total minimum lease payments	$1,530

During the years ended December 31, 2019 and December 31, 2018, the Company has incurred total rent expense of $0.6 million and $0.5 million, respectively.

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

Clarios (successor of Johnson Controls) Agreement Commitment

Pursuant to the Clarios Investor Rights Agreement, the Company had agreed to compensate Clarios should either Stephen Clarke, the Company’s then current chief executive officer, or Selwyn Mould, the Company’s then current chief operating officer, no longer hold such positions or no longer devote substantially all of their business time and attention to the Company, whether as a result of resignation, death, disability or otherwise (such an event referred to as a “key-man event”). The Company has agreed to pay Clarios $1.0 million per occurrence, if either officer is subject to a key-man event during the 18 months following February 7, 2017. The Company also agreed to pay Clarios $1.0 million if either or both key-man events occur after 18 months and prior to 30 months following February 7, 2017. Pursuant to the agreement, if Clarios, in its sole and absolute discretion, agrees with the Company on mutually acceptable replacements for Dr. Clarke and/or Mr. Mould, as the case may be, the key-man penalties shall be deemed waived by Clarios. In connection with the resignations by Dr. Clarke and Mr. Mould described above, Clarios has submitted to the Company its claim for payment of the key-man penalties in the total amount of $2.0 million. We agreed to settle the Clarios Key-man penalty claim through our issuance of 807,436 shares of our common stock, which we issued in June 2019.

Legal proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against us, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. On May 23, 2018,

the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased our securities between May 19, 2016 and November 9, 2017, against us, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleges the defendants made false and misleading statements concerning our lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act.  The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with our November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety and the plaintiff subsequently filed its opposition to the motion. In an Order dated August 14, 2019, the Court granted in part, and denied in part, the defendants’ motion to dismiss. The Court granted the motion to dismiss the Securities Act Section 11 claim and the Exchange Act Section 10(b) and Rule 10b-5 claim based on alleged false and misleading statements and gave the plaintiffs leave to amend to address the deficiencies. The Court denied the motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims regarding site visits. On September 20, 2019, the plaintiffs filed a Second Amended Complaint that dropped the Securities Act Section 11 claim but otherwise alleges the same claims as were alleged previously. The Second Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On November 1, 2019, the defendants filed a motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims in the Second Amended Complaint based on alleged false and misleading statements, but not the claims regarding site visits. The motion is under consideration by the Court. We deny that the claims in the Second Amended Complaint have any merit and we intend to vigorously defend the action.

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

A former employee has filed a complaint with Nevada OSHA claiming that he was wrongfully terminated for his protected activities related to safety. The matter is in the investigation stage where OSHA is gathering facts related to the employee’s claim. We are contesting the allegations by the employee. An evaluation of the likelihood of an unfavorable outcome cannot be made at this time.

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

16.	Related Party Transactions

Related party transactions comprised the following for the years ended December 31, 2019 and December 31, 2018:

•A series of transactions with Interstate Battery and its affiliate, a greater than five percent owner of our common shares described at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General - Interstate Battery Partnership” in this Form 10-K.

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

17.	Income Taxes

Loss before income tax expense consists of the following (in thousands):

	Year ended December 31,
	2019	2018
US	$(44,793)	$(40,252)
Foreign	—	—
Total	$(44,793)	$(40,252)

The components of the provision for income tax expense consist of the following (in thousands):

	Year ended December 31,
	2019	2018
Current
Federal	$—	$—
State	2	2

Deferred
Federal	—	—
State	—	—

Total provision for income taxes	$2	$2

Reconciliation of the statutory federal income tax rates consist of the following :

	Year ended December 31,
	2019	2018
Tax at federal statutory rate	21.00%	21.00%
State tax, net of federal benefit	0.06%	0.22%
Change in rate	(0.07)%	(0.04)%
Valuation allowance	(19.11)%	(20.24)%
Impairment charge of acquired IP	(0.24)%	—%
Excess benefits from equity compensation	—%	—%
Other	(1.64)%	(0.93)%
Provision for taxes	—%	0.01%

The components of deferred tax assets (liabilities) included on the consolidated balance sheet are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets
Capitalized start-up costs	$3,767	$4,103
Credits	364	465
Net operating losses	20,049	13,134
Others	2,744	1,153
Total gross deferred tax assets	26,924	18,855
Valuation allowance	(26,713)	(18,299)
Total gross deferred tax assets (net of valuation allowance)	$211	$556

Deferred tax liabilities
Patents	$(192)	$(250)
Fixed assets	(19)	(108)
Beneficial conversion feature - debt discount	—	(198)
Total gross deferred tax liabilities	(211)	(556)
Net deferred tax assets	$—	$—

The Company’s effective tax rate for the year ended December 31, 2019 was lower than the statutory tax rate primarily because of the valuation allowance on its US deferred tax assets taxed at lower rates, partially offset by state taxes and tax credits. The income tax expense for the years ended December 31, 2019 and December 31, 2018 relate to state minimum income tax.

Based on the available objective evidence at this time, management believes that it is more likely than not that the net deferred tax assets of the Company will not be fully realized. Accordingly, management has applied a full valuation allowance against net deferred tax assets at both December 31, 2019 and December 31, 2018. The net valuation allowance increased by approximately $8.41 million during the year ended December 31, 2019. The increase in net valuation allowance primarily relates to net operating losses generated during 2019.

The Company has Federal and California net operating loss carry-forwards of approximately $94.1 million and $4.1 million, respectively, available to reduce future taxable income which will begin to expire in December 31, 2034 for Federal and California purposes.

At December 31, 2019, the Company had research and development credits carryforward of approximately $0.1 million and $0.5 million for Federal and California income tax purposes, respectively. If not utilized, the Federal research and development credits carryforward will begin to expire in December 31, 2034. The California credits can be carried forward indefinitely.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards prior to utilization.

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2019, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgement and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2019, the Company’s total amount of unrecognized tax benefit was approximately $0.2 million, none of which will affect the effective tax rate, if recognized. The Company does not expect its unrecognized benefits to change materially over the next twelve months.

The Company files income tax returns with the United States federal government and the State of California. The Company’s tax returns for all prior years from the Company's inception in 2014 remain open to audit for Federal and California purposes.

18.	401(k) Savings Plan
The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Plan does not currently provide for matching contributions.

19.	Supplemental Financial Information

Quarterly Results of Operations (Unaudited)

The following table presents the unaudited statements of operations data for each of the eight quarters in the period ended December 31, 2019. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Unaudited Quarterly Results of Operations
(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total for year 2019

Product sales	$437	$1,483	$2,361	$593	$4,874

Operating cost and expense
Cost of product sales	4,681	7,185	8,231	4,702	24,799
Research and development cost	620	338	282	315	1,555
General and administrative expense	4,016	4,335	5,107	5,856	19,314
Total operating expenses	9,317	11,858	13,620	10,873	45,668
Loss from operations	(8,880)	(10,375)	(11,259)	(10,280)	(40,794)
Other income and expense
Insurance proceeds net of related expenses	—	—	—	(792)	(792)
Interest expense	(2,889)	(203)	(142)	(243)	(3,477)
Interest and other income	63	77	85	45	270
Total other expense, net	(2,826)	(126)	(57)	(990)	(3,999)

Loss before income tax expense	(11,706)	(10,501)	(11,316)	(11,270)	(44,793)
Income tax expense	(2)	—	—	—	(2)
Net loss	$(11,708)	$(10,501)	$(11,316)	$(11,270)	$(44,795)
Weighted average shares outstanding, basic and diluted	43,514,225	50,757,448	57,053,982	57,523,283	52,263,885
Basic and diluted net loss per share	$(0.27)	$(0.21)	$(0.20)	$(0.20)	$(0.86)

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total for year 2018

Product sales	$1,726	$483	$1,169	$1,071	$4,449

Operating cost and expense
Cost of product sales	5,436	4,600	6,453	6,272	22,761
Research and development cost	1,475	1,203	967	857	4,502
General and administrative expense	1,775	3,913	2,174	6,352	14,214
Total operating expenses	8,686	9,716	9,594	13,481	41,477
Loss from operations	(6,960)	(9,233)	(8,425)	(12,410)	(37,028)
Other income and expense
Interest expense	(587)	(719)	(919)	(1,222)	(3,447)
Interest and other income	17	25	81	100	223
Total other expense, net	(570)	(694)	(838)	(1,122)	(3,224)

Loss before income tax expense	(7,530)	(9,927)	(9,263)	(13,532)	(40,252)
Income tax expense	(2)	—	—	—	(2)
Net loss	$(7,532)	$(9,927)	$(9,263)	$(13,532)	$(40,254)
Weighted average shares outstanding, basic and diluted	27,768,008	30,134,995	38,779,710	38,905,282	34,154,826
Basic and diluted net loss per share	$(0.27)	$(0.33)	$(0.24)	$(0.35)	$(1.18)

20.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued.

Equity Awards

In January 2019, the Company granted 1,548,253 RSUs to employees and directors primarily in connection with the Company's 2019 short-term incentive programs.

Insurance Proceeds

On January 30, 2020, the company announced that it had received a payment of $2.5 million related to the fire that occurred at the plant on November 29, 2019. This payment brought total insurance proceeds received to $5 million.

On March 11,2020, the company announced that it had received a payment of $5 million related to the fire that occurred at the plant on November 29, 2019. This payment brought total insurance proceeds received to $10 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were effective as of December 31, 2019 in ensuring all material information required to be filed has been made known in a timely manner.

(b) Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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
None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2019 fiscal year pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, and the information to be included in the 2020 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2020 Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed.

(b)Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

(c)Exhibits

The exhibits to this Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Number	Exhibit Description	Method of Filing

1.1	Underwriting Agreement dated as of January 17, 2019 between the Registrant and National Securities Corporation as underwriter	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 17, 2019

1.2	Underwriting Agreement dated as of May 10, 2019 between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters thereto	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 10, 2019.

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27, 2018.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.2	Warrant dated September 8, 2014 issued to Liquid Patent Consulting, LLC	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

4.3	Warrant dated October 31, 2014 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

4.4	Form of Underwriters’ Warrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.5	Convertible Term Note issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016

4.6	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016 (Two Year)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016

4.7	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016 (Three Year)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016

4.8	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to National Securities Corporation dated November 21, 2016 (Three Year)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 2, 2017

4.9	Warrant dated January 22, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 17, 2019

10.1	Form of Indemnification Agreement entered into by the Registrant with its Officers and Directors	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.2*	Aqua Metals, Inc. Amended and Restated 2014 Stock Incentive Plan	Incorporated by reference from the Registrant’s Proxy Statement on Form DEF 14A filed on April 24, 2017.

10.3	Lease Agreement dated August 7, 2015 between Registrant and with BSREP Marina Village Owner LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 27, 2015.

10.4	Loan Agreement dated November 3, 2015 between Aqua Metals Reno, Inc. and Green Bank. N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2015.

10.5	Deed of Trust, Security Agreement and Fixture Filing dated November 3, 2015 made by Aqua Metals Reno, Inc. in favor of Green Bank. N.A	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2015.

10.6	Investor Rights Agreement between Aqua Metals, Inc. and Interstate Emerging Investments, LLC dated May 18, 2016	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed on August 1, 2016.

10.7+	Tolling/Lead Purchase Agreement dated February 7, 2017 between the Registrant and Johnson Controls Battery Group, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017.

10.8+	Equipment Supply Agreement dated February 7, 2017 between the Registrant and Johnson Controls Battery Group, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017.

10.9	Investor Rights Agreement dated February 7, 2017 between the Registrant and Tyco International Finance S.A.	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed on February 27, 2017

10.10*	Aqua Metals, Inc. Officer and Director Share Purchase Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017.

10.11*	Executive Employment Agreement dated April 12, 2018 between Francis Knuettel II and Registrant	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on April 19, 2018.

10.12	Amendment to the Equipment Supply Agreement dated April 16, 2018 between the Registrant and Johnson Controls Battery Group, Inc.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2018.

10.13*	Separation Agreement and Release dated April 19, 2018 between the Registrant and Stephen Clarke	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on April 25, 2018.

10.14	Letter Agreement dated May 2, 2018 between David L. Kanen, Kanen Wealth Management LLC and the Registrant	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 2, 2018.

10.15*	Employment Agreement dated May 2, 2018 between the Registrant and Stephen Cotton	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 2, 2018.

10.16	Amendment No. 1 to Omnibus Amendment Agreement dated August 6, 2018 between the Registrant and Interstate Batteries Recycling, LLC	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2018.

10.17*	Employment Agreement dated November 4, 2018 between the Registrant and Judd Merrill	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 28, 2019.

10.18*	Separation Agreement and Release dated December 3, 2018 between the Registrant and Selwyn Mould	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 28, 2019.

10.19*	Aqua Metals 2019 Stock Incentive Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on March 4, 2019

10.20+	Operations, Maintenance and Management Agreement dated February 26, 2019 between Veolia North America Regeneration Services, LLC and the Registrant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.

10.21+	Second Amendment dated June 27, 2019 to Equipment Supply Agreement dated April 16, 2018 between the the Registrant and Clarios	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2019.

10.22	Letter Agreement dated September 24, 2019 between Aqua Metals, Inc. and Veolia North America Regeneration Services, LLC	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 25, 2019.

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on June 9, 2015.

23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

AQUA METALS, INC.

Date: March 11, 2020	By:	/s/ Stephen Cotton
Stephen Cotton,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Cotton	President, Chief Executive Officer and Director	March 11, 2020
Stephen Cotton	(Principal Executive Officer)

/s/ Judd Merrill	Chief Financial Officer	March 11, 2020
Judd Merrill	(Principal Financial and Accounting Officer

/s/ S. Shariq Yosufzai	Director, Chairman of the Board	March 11, 2020
S. Shariq Yosufzai

/s/Vincent L. DiVito	Director	March 11, 2020
Vincent L. DiVito

/s/ Sushil Kapoor	Director	March 11, 2020
Sushil Kapoor

/s/ Gayle Gibson	Director	March 11, 2020
Gayle Gibson

/s/Susanne Meline	Director	March 11, 2020
Susanne Meline