Form 10-Q
period 2020-03-31
Aqua Metals, Inc.
filed 2020-04-30
CIK 1621832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2020, there were 60,011,653 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AQUA METALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$6,386	$7,575
Accounts receivable	—	244
Insurance proceeds receivable	9,946	17,446
Inventory	1,209	1,257
Prepaid expenses and other current assets	423	981
Total current assets	17,964	27,503

Non-current assets
Property and equipment, net	37,548	37,643
Intellectual property, net	954	999
Other assets	5,932	3,309
Total non-current assets	44,434	41,951

Total assets	$62,398	$69,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,117	$4,829
Accrued expenses	2,420	4,133
Lease liability, current portion	568	552
Notes payable, current portion	310	296
Total current liabilities	6,415	9,810

Lease liability, non-current portion	714	861
Asset retirement obligation	802	790
Notes payable, non-current portion	8,323	8,404
Total liabilities	16,254	19,865

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 59,836,897 and 57,997,780 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	60	58
Additional paid-in capital	190,402	189,422
Accumulated deficit	(144,318)	(139,891)
Total stockholders’ equity	46,144	49,589

Total liabilities and stockholders’ equity	$62,398	$69,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Product sales	$18	$437

Operating cost and expense
Cost of product sales	1,454	4,681
Research and development cost	242	620
General and administrative expense	2,385	4,016
Total operating expense	4,081	9,317

Loss from operations	(4,063)	(8,880)

Other income and (expense)
Insurance proceeds net of related expenses	(203)	—
Interest expense	(183)	(2,889)
Interest and other income	22	63

Total other expense, net	(364)	(2,826)

Loss before income tax expense	(4,427)	(11,706)

Income tax expense	—	(2)

Net loss	$(4,427)	$(11,708)

Weighted average shares outstanding, basic and diluted	59,582,603	43,514,225

Basic and diluted net loss per share	$(0.07)	$(0.27)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Balances, December 31, 2019	57,997,780	$58	$189,422	$(139,891)	$49,589

Stock-based compensation			956		956
Common stock issued to employees, includes RSUs vesting	1,816,039	2			2
Common stock issued for consulting services	23,078		24		24
Net loss				(4,427)	(4,427)

Balances, March 31, 2020	59,836,897	$60	$190,402	$(144,318)	$46,144

Balances, December 31, 2018	38,932,437	$39	$145,147	$(95,096)	$50,090

Stock-based compensation	—	—	1,067	—	1,067
Warrants related to Veolia agreement	—	—	578	—	578
Common stock issued upon RSU vesting	317,818	—	—	—	—
Common stock issued for consulting services	302,442	—	1,187	—	1,187
Common stock issued in January 2019 public offering, net of $739 offering costs	5,175,000	5	9,058	—	9,063
Net loss	—	—	—	(11,708)	(11,708)

Balances, March 31, 2019	44,727,697	$44	$157,037	$(106,804)	$50,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,427)	$(11,708)
Reconciliation of net loss to net cash used in operating activities
Depreciation	612	843
Amortization of intellectual property	45	48
Accretion of asset retirement obligation	12	11
Fair value of common stock issued for consulting services	24	1,187
Stock-based compensation	956	1,067
Warrant expense	—	578
Amortization of deferred financing costs	9	29
Non-cash convertible note interest expense	—	2,556
Non-cash interest expense	—	101
Loss on disposal of Ebonex asset	—	90
Loss on disposal of equipment	—	79
Inventory adjustment	—	(119)
Changes in operating assets and liabilities
Accounts receivable	244	299
Inventory	48	(332)
Prepaid expenses and other current assets	558	(786)
Accounts payable	(740)	493
Accrued expenses	(1,522)	(684)
Deferred rent	—	(35)
Other assets and liabilities	(81)	(21)
Net cash used in operating activities	(4,262)	(6,304)

Cash flows from investing activities:
Purchases of property and equipment	(1,563)	(1,612)
Equipment deposits and other assets	(36)	38
Insurance proceeds	4,748	—
Net cash provided by (used in) investing activities	3,149	(1,574)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs		9,063
Payments on notes payable	(76)	(90)
Payments on convertible note		(6,651)
Net cash provided by (used in) financing activities	(76)	2,322

Net decrease in cash and cash equivalents	(1,189)	(5,556)
Cash and cash equivalents at beginning of period	7,575	20,892

Cash and cash equivalents at end of period	$6,386	$15,336

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flows information
Cash paid for income taxes	$—	$2
Cash paid for interest	$161	$188

Supplemental disclosure of non-cash transactions
Change in accounts receivable resulting from insurance funds held in escrow	$2,750	$—
Change in property and equipment resulting from change in accounts payable	$(973)	$455
Change in property and equipment resulting from change in accrued expenses	$(189)	$(103)
Change in equity resulting from change in accrued expenses	$24	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of lead recycling through its patented and patent-pending AquaRefining™ technology. Unlike smelting, AquaRefining is a room temperature, water-based process that emits less pollution than smelting, the traditional method of lead recycling. The Company built its first recycling facility in Nevada’s Tahoe Reno Industrial Center (“TRIC”) in McCarran, Nevada and intends to pursue the development of additional lead acid battery recycling facilities based on the Company’s AquaRefining technology, likely through licensing or joint development arrangements. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics in April 2017, and through March 31, 2018 substantially all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process) blocks in addition to lead compounds and plastics and in June 2018, the Company began shipping high-purity lead from its AquaRefining process. During the second and third quarters of 2019, the Company operated up to four of the Company's initial modules (modules 1 through 4) on a 24x7 basis. Throughout these quarters, the Company made significant progress related to its goal of ramping up the plant to full production. Some of the milestones reached were related to production and revenue records while at the same time reducing general and administrative expense. During the fourth quarter of 2019, the Company focused its efforts on completing the Phase 2 capital upgrades, including work done to commission the remaining 12 modules. On whole, completion of the Phase 2 capital work was expected to improve the plant's contribution margin. These projects included concentrate production improvements, electrolyte chilling improvements, improvements in briquetting our spongy AquaRefined lead to prepare for melting and ingot casting, water recovery and management systems, upgrades to all the AquaRefining modules and finally, the paste drying system to increase yields and throughput. On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the facility. The fire and related intense heat and smoke caused significant damage to a material amount of equipment in the AquaRefinery area, including all 16 AquaRefining modules, electrical and tank infrastructure, steel superstructure, control wiring and other supporting infrastructure. As of the date of this report, we are developing and analyzing a strategy of accelerating licensing activities rather than engaging in a capital intensive rebuild of the facility.

2. Summary of Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, or the SEC, on March 11, 2020. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2020.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and ASU of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2020 and March 31, 2019 and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and March 31, 2019, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
statements should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2019, which are included on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ended December 31, 2020.
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

	March 31,
Excluded potentially dilutive securities (1):	2020	2019

Options to purchase common stock	1,709,106	3,440,437
Unvested restricted stock units	2,397,299	244,785
Financing warrants to purchase common stock	805,747	2,444,328
Total potential dilutive securities	4,912,152	6,129,550
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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Concentration of credit risk
Revenues from the following customers each represented at least 10% of total revenue for the three months ended March 31, 2020 and March 31, 2019, respectively. They also represented a significant portion of our trade accounts receivable as of December 31, 2019. The Company did not have a trade accounts receivable balance as of March 31, 2020.

	Revenue		Trade Accounts Receivable
	Three months ended March 31,		March 31, 2020	December 31, 2019
	2020	2019

Clarios (successor of Johnson Controls Battery Group, Inc.)	100%	60%	—	100%
P. Kay Metals	—	37%	—	—

Recent accounting pronouncements
There were no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2020 that are of significance or potential significance to the Company.
Insurance Proceeds

On November 29, 2019, there was a fire in the AquaRefining area of the TRIC facility. As of March 31, 2020, the Company had received $10.0 million in insurance payments as a result of the fire damage. Of the $10.0 million in insurance proceeds, $2.75 million were held in an escrow account at Veritex Community Bank (“Veritex”), the successor in interest to Green Bank, subject to a Memorandum of Agreement ("MOA") between the Company and Veritex (see Footnote 8 for additional detail regarding the MOA). The funds held in escrow are reported in "Other Assets" in the condensed consolidated balance sheet. The Company also has determined it is probable it will receive at least an additional $9.9 million in insurance proceeds, not including the $2.75 million held in escrow. This amount is included in insurance proceeds receivable in the accompanying Consolidated Balance Sheets.

3. Revenue Recognition
The Company has historically generated revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers. Primary components of the recycling process include sales of recycled lead consisting of lead compounds, ingoted hard lead and ingoted AquaRefined lead as well as plastics. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics in April 2017, and through March 31, 2018, all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping lead bullion in addition to lead compounds and plastics. In June 2018, the Company began shipping high-purity lead from its AquaRefining process.

Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of our revenue during the three months ended March 31, 2020 and March 31, 2019.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. Inventory
Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019

Finished goods	$23	$47
Work in process	303	322
Raw materials	883	888
Total inventory	$1,209	$1,257

5. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

Asset Class	Useful Life (Years)	March 31, 2020	December 31, 2019

Operational equipment	3-10	$12,094	$12,094
Lab equipment	5	525	525
Computer equipment	3	221	221
Office furniture and equipment	3	221	221
Land	-	1,047	1,047
Building	39	19,508	19,508
Asset retirement cost	20	670	670
Equipment under construction		10,323	9,921
		44,609	44,207
Less: accumulated depreciation		(7,061)	(6,564)

Total property and equipment, net		$37,548	$37,643
Depreciation expense was $0.6 million and $0.8 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company, to be used in the McCarran, Nevada recycling plant.
6. Asset Retirement Obligation
The Company records a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $0.7 million and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three months ended March 31, 2020 and March 31, 2019 was approximately $12,000 and $11,000, respectively. The Company has entered into a facility closure trust agreement for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the trust are to be available, when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. The trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. Through March 31, 2020, $670,000 has been contributed to the trust fund and is reported in "Other Assets" in the condensed consolidated balance sheets.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. Convertible Note Payable
On January 24, 2019, the Company repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. In connection with the payoff, the Company amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense.

8. Notes Payable
Aqua Metals Reno, Inc. (“AMR”), a subsidiary of Aqua Metals Inc., entered into a $10,000,000 Loan Agreement with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for each of the calendar quarters in the period March 31, 2017 through March 31, 2020. AMR has received a waiver for the minimum debt service coverage ratio covenant for each of the aforementioned calendar quarters. The net proceeds of the loan were used for the construction of the Company’s lead acid recycling operation in McCarran, Nevada. Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, land, building accessions and a certificate of deposit in the amount of $1,000,000. The certificate of deposit is reported in "Other Assets" in the condensed consolidated balance sheet.
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
On March 25, 2020, AMR entered into a Memorandum of Agreement ("MOA") with Veritex Community Bank (“Veritex”), the successor in interest to Green Bank, regarding the Loan Agreement. Pursuant to the MOA, the parties have agreed to the allocation of insurance proceeds, resulting from the fire, and proceeds of any sales of collateral secured by the Loan Agreement. The proceeds will be allocated between Veritex and AMR as indicated by the MOA. At such time that Veritex has received payments from insurance proceeds or asset sales equaling the amount outstanding under the Loan Agreement, the Loan Agreement will be retired and all further proceeds will accrue to AMR exclusively. Except as set forth in the MOA, all terms and conditions of the Loan Agreement remain in place and unchanged.

Notes payable is comprised of the following (in thousands):

	March 31, 2020	December 31, 2019

Notes payable, current portion
Green Bank, net of issuance costs	$310	$296
Total notes payable, current portion	$310	$296

Notes payable, non-current portion
Green Bank, net of issuance costs	$8,323	$8,404
Total notes payable, non-current portion	$8,323	$8,404

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. Leases
The Company currently maintains one finance lease for equipment and two operating leases for real estate. The finance lease is immaterial to the Company's condensed consolidated financial statements. The operating leases have terms of 76 and 42 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets. The Company recognized sublease income of $108,150 and $43,750 for the three months ended March 31, 2020 and March 31, 2019, respectively.
Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of March 31, 2020, total right-of-use assets were approximately $1.08 million and operating lease liabilities were approximately $1.25 million. As of March 31, 2019, the Company's total right-of-use assets were approximately $1.53 million and operating lease liabilities were approximately $1.75 million.
Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for operating lease liabilities	$158	$154
Operating lease cost	$144	$144

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term	2.0 Years	2.2 Years
Weighted-average discount rate	9.66%	9.66%

Future maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

Due in 12-month period ended March 31,
2021	$647
2022	$634
2023	$91
$1,372
Less imputed interest	$(120)
Total lease liabilities	$1,252

Current operating lease liabilities	$563
Non-current operating lease liabilities	$689
$1,252
Note: Excludes a finance lease with current liability of $5 and a non-current liability of $25.

10. Stockholders’ Equity
Shares issued
During the three months ended March 31, 2020, the Company issued 74,509 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2020, the Company issued 1,598,636 shares of common stock granted to Company Employees.
During the three months ended March 31, 2020, the Company issued 48,531 shares of common stock upon vesting of RSUs granted to Board members.
During the three months ended March 31, 2020, the Company issued 94,363 shares of common stock to a prior Company executive to fulfill obligations related to separation agreement.
During the three months ended March 31, 2020, the Company issued 23,078 shares of common stock to a consultant to fulfill obligations related to a consulting agreement.
Stock-based compensation
The stock-based compensation expense was allocated as follows:

	Three months ended March 31,
	2020	2019
Cost of product sales	$22	$75
Research and development cost	105	115
General and administrative expense	829	877
Total	$956	$1,067
The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of options granted during the period presented. There were no options issued during the three months ended March 31, 2020:

Three months ended March 31,
2019

Expected stock volatility	70.5% - 86.3%
Risk free interest rate	0.92% - 3.04%
Expected years until exercise	3.4
Dividend yield	0%
There were no stock option exercises during the three months ended March 31, 2020 and March 31, 2019.
Restricted shares
In March 2020, the Company granted 830,000 restricted shares, all of which were subject to vesting, with a grant fair value of $280,000 to employees. The shares vest in three equal annual installments over a three-year period. No shares vested during the quarter.
Restricted stock units
In March 2020, the Company granted 1,293,164 RSUs, all of which were subject to vesting, with a grant fair value of $440,000 to employees. The shares vest in six equal semi-annual installments over a three-year period. No shares vested during the quarter.

11. Commitments and Contingencies
On April 19, 2018, Stephen Clarke resigned as president and chief executive officer and as a member of the Board. Dr. Clarke’s resignation as an officer of the Company was treated as a termination without cause under his employment agreement with the Company. Pursuant to his employment agreement, Dr. Clarke was entitled to one-time severance

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Insurance Proceeds
On April 30 2020, the insurance company made a payment of $2.5 million related to the fire that occurred at the plant on November 29, 2019. This payment brought total insurance proceeds received to $12.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 11, 2020, or our Annual Report.
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

Based on preliminary estimates, as of the date of this report, we believe that the replacement value of the equipment and plant lost or damaged in the fire could be as much as $37 million excluding any business interruption cost recovery. Assets on our balance sheet as of March 31, 2020 that were not affected by the fire total approximately $38 million in book value, including the battery breaker, melting kettles, kiln, filter presses, mixing and storage tanks, water recovery system and the building infrastructure plus the land. The Company has $50 million dollars in combined property, equipment and business interruption insurance. Initial estimates for property, plant and business interruption claims may reach total limits. However, this number could change pending detailed analysis and review.

Pursuant to the loan agreement with Veritex Community Bank, or Veritex, the successor in interest to Green Bank, N.A., for approximately $9.2 million ($8.6 million net of issuance costs), Veritex is the loss payee on our insured claims and all funds are paid directly to Veritex, which in turn disburses the proceeds to us subject to their approval. In March 2020, we entered into a memorandum of agreement with Veritex pursuant to which the parties agreed on the allocation of funds from collected insurance payments. Pursuant to the memorandum of agreement, 90% of the initial $5 million and 55% of the next $7.5 million of insurance proceeds will be allocated to us and the balance will be allocated towards the retirement of the Veritex loan. Thereafter, 60% of the next $12.5 million of insurance proceeds will be allocated to us, and the balance towards the repayment of the Veritex loan, until such time as the Veritex loan has been paid in full, after which 100% of all future insurance payouts will be disbursed directly to us.

As of the date of this report, we expect to receive total coverage and proceeds from our insurance carrier. As of the date of this report, of the $10.0 million of insurance proceeds received from our insurance carriers, Veritex has put into escrow $2.75 million and we have received $7.25 million. We expect the insurance carriers to pay an additional $10.0 to $15.0 million in insurance proceeds over the next three to six months, of which we should receive $5.9 to $8.9 million.

We have engaged a public adjuster in business for over 50 years who is supporting our legal and finance team and providing forensic accounting, construction expertise and direct interface with the insurers to assist us in quickly and properly documenting the loss and maximizing our insurance recovery.

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

Plan of Operations

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

The capital light strategy is consistent with our long-held business strategy and objectives. The approach of this strategy is to pursue licensing opportunities within the lead battery recycling marketplace. We plan to secure our cash position by working on the successful collection of insurance proceeds with the assistance of our retained public adjuster and special counsel to facilitate the collection for property and business interruption losses. We intend to dispose certain assets that are not essential to the capital light licensing strategy. In addition, we were successful in reaching an agreement with Veritex regarding the allocation of insurance proceeds, resulting from the fire, and proceeds of any sales of collateral secured by the Loan Agreement to pay off the existing debt.

The go forward capital light business strategy would require less space and less equipment and focuses on the needs of our future licensees. We are working on demonstrating improved electrolyzers that would be specified for future licensees.

Results of Operations
During the first quarter of 2020, product sales consisted of mainly high-purity AquaRefined lead from inventory. The plant was not in production during the quarter due to the fire. Product sales during the first quarter of 2019 consisted of high purity lead from our AquaRefining process as well as lead bullion, lead compounds, and plastics. The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2020 and 2019 together with the percentage change in those items (in thousands).

	Three months ended March 31,
	2020	2019	Favorable (Unfavorable)	% Change

Product sales	$18	$437	$(419)	(95.9)%
Cost of product sales	1,454	4,681	3,227	(68.9)%
Research and development cost	242	620	378	(61.0)%
General and administrative expense	2,385	4,016	1,631	(40.6)%
Total operating expense	$4,081	$9,317	$5,236	(56.2)%
As mentioned previously, product sales consist of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Revenue for the three months ended March 31, 2020 decreased approximately 96% compared to the three months ended March 31, 2019 as a result of no production during the first quarter of 2020 as a result of the fire. The plant will not be in production during 2020 except for limited testing of our improved electrolyzers.
Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales decreased approximately 69% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Cost of product sales were lower in 2020 due to the suspension of production due to the fire.
Research and development cost included expenditures related to the improvement of the AquaRefining technology. During the three months ended March 31, 2020, research and development costs decreased 61% over the comparable periods in 2019. The decline in research and development cost is primarily the result of management's focus on our move to a capital light business strategy.
General and administrative expense decreased approximately 41% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The suspension of the Operations, Maintenance and Management section of the overall Veolia Agreement, reduced Company payroll and improvements in nearly all other expense categories drove the decrease. The Company recognized $0.6 million in non-cash expense as a result of the Veolia agreement during the first quarter of 2020. We expect to decrease general and administrative expenses during the year as a result of our move to a more capital light strategy. For the three months ended March 31, 2019 we had $1 million of non-cash expense related to the Veolia agreement. We also incurred costs of approximately $0.2 million for professional serves fees associated with the sublease of the Alameda facility.

The following table summarizes our other income and interest expense for the three months ended March 31, 2020 and 2019 together with the percentage change in those items (in thousands).

	Three months ended March 31,
	2020	2019	Favorable (Unfavorable)	% Change
Other income and (expense)

Interest expense	$(183)	$(2,889)	$2,706	93.7%
Interest and other income	$22	$63	$(41)	(65.1)%
Interest expense related primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million note payable to Veritex, the successor in interest to Green Bank, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Veritex. On January 24, 2019, we repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. As a result of this debt repayment, we amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense. Interest expense decreased for the three months ended March 31, 2020 as compared to the same period in 2019 as the result of the payoff of the Interstate Battery convertible note.
Interest income decreased for the three months ended March 31, 2020 compared to the same period in 2019 due to lower cash balances during the period.

Liquidity and Capital Resources
As of March 31, 2020, we had total assets of $62.4 million and working capital of $11.5 million.
The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three months ended March 31,
	2020	2019

Net cash used in operating activities	$(4,262)	$(6,304)
Net cash provided by (used in) investing activities	$3,149	$(1,574)
Net cash provided by (used in) financing activities	$(76)	$2,322
Net cash used in operating activities
Net cash used in operating activities for the three months ended March 31, 2020 and 2019 was $4.3 million and $6.3 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and impairment charge as well as net changes in working capital.
Net cash provided by and used in investing activities
Net cash provided by investing activities for the three months ended March 31, 2020 was $3.1 million and consisted mainly of $4.7 million of insurance proceeds offset by $1.6 million of purchases of property and equipment accrued in the prior quarter. Net cash used by investing activities for the three months ended March 31, 2019 was $1.6 million and consisted primarily of purchases of fixed assets related to the build-out of our TRIC recycling facility in Nevada. In March of 2019, we disposed of the capital shares of our UK subsidiary, Ebonex IPR, Ltd. The sale price was a nominal cash amount and did not contribute to net cash used in investing activities.
Net cash used in and provided by financing activities
Net cash used in financing activities for the three months ended March 31, 2020 consisted of $0.08 million of payments on debt. Net cash provided by financing activities for the three months ended March 31, 2019 consisted of $9.1 million net proceeds from our January 2019 public offering. This increase was offset by a $6.7 million payoff of the Interstate Battery convertible note.

As of March 31, 2020, we had total cash of $6.4 million and working capital of $11.5 million which includes a $9.9 million insurance proceeds receivable. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of insurance proceeds on our fire related claims and the possible sale of certain equipment and assets at TRIC. However, there can be no assurance that we will be able to collect insurance proceeds or acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Veritex Community Bank (“Veritex”), the successor in interest to Green Bank, N.A. (“Green Bank”), as of the fiscal quarter ends between March 31, 2017 and March 31, 2020. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Veritex for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Veritex determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Veritex would be able to accelerate the payment of all amounts under the loan.

On March 25, 2020, we entered into a Memorandum of Agreement (“MOA”) with Veritex regarding our loan from Veritex.

Pursuant to the MOA, we have agreed to the allocation of proceeds from insurance policies and sales of collateral secured by the loan. We have agreed on the allocation of all insurance proceeds, with the proceeds allocated to Veritex to be used to pay off all amounts outstanding under the loan, approximately $8.7 million as of the date of this report (inclusive of an approximate $500,000 prepayment penalty, netted against a $1,000,000 CD collateral).
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to the Recent Fire at TRIC

We have experienced a fire at our TRIC facility which has caused significant damage and resulted in the suspension of all revenue producing operations. On the evening of November 29, 2019, a fire occurred at our LAB recycling facility at TRIC. The cause of ignition is likely related to on-site contractor work that was being performed on the day of the fire. The fire was substantially contained to the AquaRefining area of the plant, however the fire destroyed or impaired beyond recovery substantially all of the AquaRefining equipment, including all 16 AquaRefining modules, control wiring and other supporting infrastructure. While we continue to assess the economic loss due to the fire, as of the date of this report we estimate the value of the equipment and plant lost or damaged due to the fire to be up to $37 million excluding any business interruption cost recovery. We maintain insurance policies covering a total of up to $50 million of combined property, equipment and business interruption insurance. As of the date of this report, the insurance carriers have paid a total of $10 million on the covered claims and we expect the carriers to make significant additional payments over the coming months up to the presently estimated value of the equipment and plant lost or damaged due to the fire. However, there can be no assurance that we will be able to collect additional insurance proceeds to cover the loss. In the meantime, we have suspended all revenue producing operations pending our clean-up of the fire damage and development of our plan for the overall business. As of the date of this report, we are unable to estimate when we expect to resume any meaningful commercial or revenue producing operations. As of the date of this report, we intend to fund our resumption of commercial operations through our receipt of insurance proceeds, however there can be no assurance that the proceeds will be collected.

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

Our ability to utilize insurance payments is subject to a memorandum of agreement with our secured lender. As of the date of this report, we are indebted to Veritex Community Bank, or Veritex, the successor in interest to Green Bank, N.A., for approximately $9.2 million ($8.6 million net of issuance costs), which is secured by liens on substantially all of our assets, including the proceeds of any payments made on our insurance claims. Pursuant to the credit agreement governing such indebtedness, Veritex is the loss payee on our insured claims and all funds are paid directly to Veritex, which in turn disburses the proceeds to us subject to their approval. In March 2020, we entered into a memorandum of agreement with Veritex pursuant to which the parties agreed on the allocation of funds from collected insurance payments. Pursuant to the memorandum of agreement, 90% of the initial $5 million and 55% of the next $7.5 million of insurance proceeds will be allocated to us and the balance will be allocated towards the retirement of the Veritex loan. Thereafter, 60% of the next $12.5 million of insurance proceeds will be allocated to us, and the balance towards the repayment of the Veritex loan, until such time as the Veritex loan has been paid in full, after which 100% of all future insurance payouts will be disbursed directly to us. Except as set forth in the memorandum of agreement, all terms and conditions of the credit agreement remain in place and unchanged, including, without limitation, the Company’s obligation to make monthly payments under the credit agreement and the effectiveness and enforceability of Veritex’s liens and security interests under the credit agreement. To date, Veritex has disbursed to us funds based on the terms of the memorandum of agreement, however there can be no assurance that Veritex will continue to disburse insurance proceeds in accordance with the memorandum of agreement or that Veritex will not attempt to direct all insurance proceeds to the repayment to Veritex loan in full.

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

Risks Relating to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through March 31, 2020, we generated a total of $11.4 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and Aqua Refined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant based revenue producing operations pending our clean-up of the fire damage and development of our plan for resuming operations. As of the date of this report, we are unable to estimate when we expect to resume any meaningful commercial or revenue producing operations. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:
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

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of March 31, 2020, we had total cash of 6.4 million and working capital of 11.5 million, which includes $9.9 million of insurance proceeds receivable, of which we had received 2.5 million of insurance proceeds following quarter-end. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of insurance proceeds on our fire related claims and the possible sale of certain equipment and assets at TRIC. However, there can be no assurance that we will be able to collect insurance proceeds or acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Our business may be adversely affected by the recent coronavirus outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. At this time, we and most of our partners and suppliers are subject to travel restrictions, shelter in place requirements and limited, if any, operations. The outbreak and any preventative or protective actions that we or our partners and suppliers may take in respect of this coronavirus may result in a period of disruption to work in progress. Our partners’ and suppliers’ businesses could be disrupted, and our ongoing and future recovery from the TRIC fire, resumptions of operations and license negotiations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Veritex for approximately $9.2 million ($8.6 million net of issuance costs), which is secured by liens on substantially all of our assets including insurance proceeds. The credit agreement governing such indebtedness contains covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Veritex is secured by substantially all of our assets, a default under the credit facility could enable the debt holder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Veritex as of the fiscal quarter ends between March 31, 2017, and March 31, 2020. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Veritex for non-

compliance with such covenant, there is no guarantee that we will receive such waivers. If Veritex determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Veritex would be able to accelerate the payment of all amounts under the loan.

In the event of the acceleration of the Veritex loan, we will need additional financing to satisfy our obligations under the loan, which additional financing may not be available on reasonable terms or at all. As noted above, as of the date of this report, we are indebted to Veritex for approximately $9.2 million ($8.6 million net of issuance costs). The credit agreement governing such indebtedness contain various affirmative and negative covenants and if we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have sufficient funds to make the accelerated payments, in which case we would be required to seek additional funds through various financing sources, most likely through the sale of our equity or debt securities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Further, any sale of our equity or equity-linked securities will result in additional dilution to our stockholders.

Our outstanding debt may make it difficult for us obtain additional financing using our future operating cash flow. We currently owe approximately $9.2 million to Veritex as of the date of this report. Such indebtedness could limit our ability to borrow additional funds to fund operations or expansion or increase the cost of any such borrowing, or both. Our inability to conduct additional debt financing could:
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

Certain industry participants may have the ability to restrict our and our future licensees' access to used LABs and otherwise focus significant competitive pressure on us. We believe that our primary competition will come from operators of existing smelters and other parties invested in the existing supply chain for smelting, both of which may resist the change presented by our AquaRefining process. Competition from such incumbents may come in the form of restricted access to used LABs. We believe that LAB manufacturers who also maintain their own smelting operations control a significant part of the market for used LABs. If LAB manufacturers and others involved in the reverse supply chain for used LABs attempt to restrict our and our future licensees' access to used LABs, that may adversely affect our prospects and future growth. There can be no assurance that we will be able to effectively withstand the pressures applied by our competition.

Even if we and our future licensees are successful in recycling lead using our processes, there can be no assurance that the AquaRefined lead will meet the certification and purity requirements of our potential customers. A key component of our business plan is the production of recycled lead through our AquaRefining process of the highest purity (at least 99.99% pure lead), which we refer to as AquaRefined lead. We believe that our AquaRefined lead will provide us and our future licensees with a revenue premium over the market price of lead on the London Metal Exchange, or LME, and, more importantly, the ability to produce AquaRefined lead will be vital to confirming the efficacy and relevancy of our proprietary technology. Lead purchasers will require that our AquaRefined lead meet certain minimum purity standards and, in all likelihood, require independent assays to confirm the lead’s purity. As of the date of this report, we have produced limited quantities of AquaRefined lead and in November 2018, Clarios confirmed its approval of the purity of our AquaRefined lead by providing to us official vendor approval to receive finished lead at its manufacturing facilities. However, we have not produced AquaRefined lead in significant commercial quantities and there can be no assurance that we will be able to do so or, if we are able to produce AquaRefined lead in significant commercial quantities, that such lead will continue to meet the required purity standards of our customers.

While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that either we or our future licensees will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees. Our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs, and more recently, the sale of lead bullion and AquaRefined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. There can be no assurance that we or our future licensees will be to produce AquaRefined lead in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin.

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10566665, 10340561, 10316420, allowed 20180127888), Canada (2930945), China (105981212, 107849634, allowed 107889511 and 107923057), Europe (3072180), Eurasia (32371), South Africa (2016/04083, 2017/08454, 2017/04123, 2017/08455), South Korea (101739414, 101882932, 101926033, allowed 20180080359), Honduras (6074), India (318321), Indonesia (IDP000061176, allowed 2018/00318), Japan (6173595, 6592088), Mexico (357027), OAPI (17808, 18736), ARIPO (4995), Ukraine (118037, 119580), Vietnam (6022968) and Australia (2014353227, 2015350562, 2017213449).
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

There can be no assurance that Clarios will maintain the same level of interest in and commitment to the proposed joint development of our AquaRefining technologies. Our agreements with Clarios were originally entered into with Johnson Controls Battery Group, Inc. On May 1, 2019, Johnson Controls International plc announced that it had completed the sale of its battery group assets, formerly held by Johnson Controls Battery Group, Inc., to Brookfield Business Partners L.P. The acquired battery group assets now operates under the name Clarios. It is our understanding that the agreements and proposed business projects between us and Johnson Controls Battery Group, Inc. (collectively, the "Aqua Metals Collaboration") are now under the control of Clarios, and that certain members of the former management of Johnson Controls Battery Group, Inc. are now employed in similar capacities by Clarios. We have also been advised that Clarios and Brookfield Business Partners L.P. have expressed their interest in continuing the Aqua Metals Collaboration initiated by us and Johnson Controls Battery Group, Inc. Although there can be no assurance that Clarios currently has, and/or will maintain, the same level of interest in our joint collaboration as its predecessor, as Clarios could, for example, no longer have an interest in our technologies or have competing priorities, we currently have no reason to believe that Clarios and Brookfield Business Partners L.P. have lost interest. In addition, the change of control of the battery group may cause disruptions and distractions that adversely affect its ability to further the Aqua Metals Collaboration. For these and other reasons, Johnson Controls’ sale of its battery group assets to Brookfield Business Partners L.P. could possibly have a material adverse effect on the Aqua Metals Collaboration.

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. Lead price per tonne was approximately $1,700 per tonne at the end of March 2020. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

U.S. Government regulation and environmental, health and safety concerns may adversely affect our business. Our operations and the operations of our licensees in the United States will be subject to the federal, state and local environmental, health and safety laws applicable to the reclamation of lead acid batteries including the Occupational Safety and Health Act ("OSHA") of 1970 and comparable state statutes. Our facilities and the facilities of our licensees will have to obtain environmental permits or approvals to expand, including those associated with air emissions, water discharges, and waste management and storage. We and our licensees may face opposition from local residents or public interest groups to the installation and operation of our facilities. In addition to permitting requirements, our operations and the operations of our licensees will be subject to environmental health, safety and transportation laws and regulations that govern the management of and exposure to hazardous materials such as the lead and acids involved in battery reclamation. These include hazard communication and other occupational safety requirements for employees, which may mandate industrial hygiene monitoring of employees for potential exposure to lead.

We and our future licensees will also be subject to inspection from time to time by various federal, state and local environmental, health and safety regulatory agencies and, as a result of these inspections, we and our licensees may be cited for certain items of non-compliance. For example, in August 2018, the Nevada Occupational Safety and Health Administration, or Nevada OSHA, delivered to us a citation and notification of penalty. The citation listed a number of items related to our compliance with Nevada OSHA’s Lead Standard. We reached a settlement agreement with Nevada OSHA on the amount of penalties associated with the citation. We also agreed to engage a lead compliance expert to audit our facility at TRIC for compliance with all provision of the Lead Standard and to generate a written report with findings of any noncompliance, recommended corrective actions, and a time frame to correct the findings of noncompliance. We agreed with Nevada OSHA to correct all findings of noncompliance within the time frame proposed by the lead compliance expert in their report. The lead compliance expert has been engaged, has visited the facility at TRIC and has completed the written report. We have corrected all findings of noncompliance in a timely manner.

Failure to comply with the requirements of federal, state and local environmental, health and safety laws could subject our business and our licensees to significant penalties (civil or criminal) and other sanctions that could adversely affect our business. In addition, in the event we are unable to operate and expand our AquaRefining process and operations as safe and environmentally responsible, we and our licensees may face opposition from local governments, residents or public interest groups to the installation and operation of our facilities.

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

Pursuant to the initial Nasdaq notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, we have 180 days from the date of the notice, or until July 13, 2020, to regain compliance with the minimum bid price requirement in Rule 5550(a)(2) by achieving a closing bid price for our common stock of at least $1.00 per share over a minimum of 10 consecutive business days.

However, on April 17, 2020, we received a second letter from the Nasdaq stating that due to extraordinary market conditions, the Nasdaq has determined, effective as of April 16, 2020, to toll the compliance periods for the minimum bid price requirement in Rule 5550(a)(2) through June 30, 2020. As a result, since we had 88 calendar days remaining in our bid price compliance period as of April 16, 2020, we will, upon reinstatement of minimum bid price requirement, still have 88 calendar days from July 1, 2020, or until September 28, 2020, to regain compliance.

If we do not regain compliance with Rule 5550(a)(2) by September 28, 2020, we may be eligible for additional time to regain compliance, subject to our compliance with the Nasdaq’s continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and our provision of certain undertakings to the Nasdaq. However, there can be no assurance that we will be afforded additional time to regain compliance with the minimum bid price requirement following September 28, 2020. If we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2) in a timely manner, the Nasdaq will commence suspension and delisting procedures.

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

Shares eligible for future sale may adversely affect the market for our common stock. Of the 60,011,653 shares of our common stock outstanding as of the date of this report, approximately 51,653,875 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144.
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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27. 2018.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10Q filed on May 9, 2019
10.1	Memorandum of Agreement dated March 25, 2020 between Aqua Metals, Inc. and Veritex Community Bank.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 30, 2020

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

+ Certain portions of the exhibit have been omitted pursuant to pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	April 30, 2020	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 30, 2020	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)