Form 10-Q
period 2020-06-30
Aqua Metals, Inc.
filed 2020-08-04
CIK 1621832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2020, there were 60,946,501 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AQUA METALS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$4,776	$7,575
Accounts receivable	—	244
Insurance proceeds receivable	4,946	17,446
Inventory	1,209	1,257
Prepaid expenses and other current assets	248	981
Total current assets	11,179	27,503

Non-current assets
Property and equipment, net	37,614	37,643
Intellectual property, net	909	999
Other assets	7,923	3,309
Total non-current assets	46,446	41,951

Total assets	$57,625	$69,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,883	$4,829
Accrued expenses	2,174	4,133
Lease liability, current portion	585	552
Notes payable, current portion	485	296
Total current liabilities	5,127	9,810

Lease liability, non-current portion	561	861
Asset retirement obligation	814	790
Notes payable, non-current portion	8,408	8,404
Total liabilities	14,910	19,865

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 60,274,096 and 57,997,780 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	60	58
Additional paid-in capital	190,956	189,422
Accumulated deficit	(148,301)	(139,891)
Total stockholders’ equity	42,715	49,589

Total liabilities and stockholders’ equity	$57,625	$69,454
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Product sales	$—	$1,483	$18	$1,920

Operating cost and expense
Cost of product sales	1,306	7,185	2,760	11,866
Research and development cost	217	338	459	958
General and administrative expense	2,245	4,335	4,630	8,351
Total operating expense	3,768	11,858	7,849	21,175

Loss from operations	(3,768)	(10,375)	(7,831)	(19,255)

Other income and (expense)
Insurance proceeds net of related expenses	(52)	—	(255)	—
Interest expense	(164)	(203)	(347)	(3,092)
Interest and other income	3	77	25	140

Total other expense, net	(213)	(126)	(577)	(2,952)

Loss before income tax expense	(3,981)	(10,501)	(8,408)	(22,207)

Income tax expense	(2)	—	(2)	(2)

Net loss	$(3,983)	$(10,501)	$(8,410)	$(22,209)

Weighted average shares outstanding, basic and diluted	60,136,374	50,757,448	59,859,493	47,441,219

Basic and diluted net loss per share	$(0.07)	$(0.21)	$(0.14)	$(0.47)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Balances, March 31, 2020	59,836,897	$60	$190,402	$(144,318)	$46,144

Stock-based compensation	—	—	554	—	554
Common stock issued to employees, includes RSUs vesting	437,199	—	—	—	—
Common stock issued for consulting services	—	—	—	—	—
Net loss	—	—	—	(3,983)	(3,983)

Balances, June 30, 2020	60,274,096	$60	$190,956	$(148,301)	$42,715

Balances, December 31, 2019	57,997,780	$58	$189,422	$(139,891)	$49,589

Stock-based compensation	—	—	1,510	—	1,510
Common stock issued to employees, includes RSUs vesting	2,253,238	2	—	—	2
Common stock issued for consulting services	23,078	—	24	—	24
Net loss	—	—	—	(8,410)	(8,410)

Balances, June 30, 2020	60,274,096	$60	$190,956	$(148,301)	$42,715

Balances, March 31, 2019	44,727,697	$45	$157,037	$(106,804)	$50,278

Stock-based compensation	—	—	930	—	930
Warrants related to Veolia agreement	—	—	1,734	—	1,734
Common stock issued upon RSU vesting	39,350	—	—	—	—
Common stock issued for consulting services	1,122,829	1	1,856	—	1,857
Common stock issued in May 2019 public offering, net of $1,683 offering costs	11,000,000	11	20,306	—	20,317
Net loss	—	—	—	(10,501)	(10,501)

Balances, June 30, 2019	56,889,876	$57	$181,863	$(117,305)	$64,615

Balances, December 31, 2018	38,932,437	$39	$145,147	$(95,096)	$50,090

Stock-based compensation	—	—	1,998	—	1,998
Warrants related to Veolia agreement	—	—	2,312	—	2,312
Common stock issued upon RSU vesting	357,168	—	—	—	—
Common stock issued for consulting services	1,425,271	2	3,042	—	3,044
Common stock issued in January 2019 public offering, net of $739 offering costs	5,175,000	5	9,058	—	9,063
Common stock issued in May 2019 public offering, net of $1,683 offering costs	11,000,000	11	20,306	—	20,317
Net loss	—	—	—	(22,209)	(22,209)

Balances, June 30, 2019	56,889,876	$57	$181,863	$(117,305)	$64,615
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,410)	$(22,209)
Reconciliation of net loss to net cash used in operating activities
Depreciation	1,236	1,937
Amortization of intellectual property	90	92
Accretion of asset retirement obligation	24	23
Fair value of common stock issued for consulting services	24	3,044
Stock-based compensation	1,510	1,998
Warrant expense	—	2,312
Amortization of deferred financing costs	18	38
Non-cash convertible note interest expense	—	2,556
Non-cash interest expense	—	118
Loss on disposal of Ebonex asset	—	90
Loss on disposal of equipment	—	79
Changes in operating assets and liabilities
Accounts receivable	244	(288)
Inventory	49	(977)
Prepaid expenses and other current assets	733	(210)
Accounts payable	(1,953)	2,453
Accrued expenses	(1,671)	(2,605)
Deferred rent	—	(35)
Other assets and liabilities	(217)	(247)
Net cash used in operating activities	(8,323)	(11,831)

Cash flows from investing activities:
Purchases of property and equipment	(2,239)	(3,198)
Equipment deposits and other assets	(36)	(1,101)
Insurance proceeds	7,625	—
Net cash provided by (used in) investing activities	5,350	(4,299)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	—	29,380
Proceeds from PPP Loan	332	—
Payments on notes payable	(158)	(179)
Payments on convertible note	—	(6,651)
Net cash provided by financing activities	174	22,550

Net decrease in cash and cash equivalents	(2,799)	6,420
Cash and cash equivalents at beginning of period	7,575	20,892

Cash and cash equivalents at end of period	$4,776	$27,312

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$2
Cash paid for interest	$308	$372

Supplemental disclosure of non-cash transactions
Change in accounts receivable resulting from insurance funds held in escrow	$4,875	$—
Change in property and equipment resulting from change in accounts payable	$(994)	$(904)
Change in property and equipment resulting from change in accrued expenses	$(287)	$218
Change in equity resulting from change in accrued expenses	$24	$1,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of equipment supply, technology licensing and related services for recycling lead through a novel, proprietary and patented process we developed and named AquaRefining™. Prior to November 29, 2019, the Company was engaged in the business of lead recycling through its patented and patent-pending AquaRefining technology. Following a fire at its lead recycling facility on November 29, 2019, the Company has been engaged in the pursuit of licensing opportunities within the lead battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility.

Unlike smelting, AquaRefining is a room temperature, water-based process that emits less pollution than smelting, the traditional method of lead recycling. The Company built its first recycling facility in Nevada’s Tahoe Reno Industrial Center (“TRIC”) in McCarran, Nevada and intended to pursue the development of additional lead acid battery recycling facilities based on the Company’s AquaRefining technology, likely through licensing or joint development arrangements. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics in April 2017, and through March 31, 2018 substantially all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company commenced the limited production of lead bullion, including AquaRefined lead. In July 2018, the Company commenced the sale of pure AquaRefined lead in the form of two tonne blocks and in October 2018, the Company commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, the Company received official vendor certification from Clarios for its AquaRefined lead and, in December 2018, the Company commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, the Company operated its demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery 24 hours a day and seven days a week for sustained periods of time. The AquaRefining electrolyzers produced at or above the target 100 Kg/Hr of production throughput per module of six electrolyzers or ~ 16-17 Kg/Hr per electrolyzer and ran sustained endurance runs for over one month several times.

On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the facility. The fire and related intense heat and smoke caused significant damage to a material amount of equipment in the AquaRefinery area, including all 16 AquaRefining modules, electrical and tank infrastructure, steel superstructure, control wiring and other supporting infrastructure. Following the fire, the Company adopted a capital light strategy designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of the Company’s business plans. The Company believes this path has the potential to maximize shareholder value in that it could be far less capital intensive than a rebuild and could be funded solely or primarily from a combination of cash on hand, insurance proceeds and asset dispositions.
2. Summary of Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, or the SEC, on March 11, 2020. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2020.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and ASU of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and June 30, 2019, the condensed consolidated statements of stockholders' equity for the three and six months

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ended June 30, 2020 and June 30, 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and June 30, 2019, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2019, which are included on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020.
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ended December 31, 2020.
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

	June 30,
Excluded potentially dilutive securities (1):	2020	2019

Options to purchase common stock	1,425,004	3,604,001
Unvested restricted stock units	4,244,003	242,023
Financing warrants to purchase common stock	103,500	4,839,197
Total potential dilutive securities	5,772,507	8,685,221
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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of credit risk
Revenues from the following customers each represented at least 10% of total revenue for the three and six months ended June 30, 2020 and June 30, 2019, respectively. They also represented a significant portion of our trade accounts receivable as of December 31, 2019. The Company did not have a trade accounts receivable balance as of June 30, 2020.

	Revenue		Revenue		Trade Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2020	December 31, 2019
	2020	2019	2020	2019

Clarios (successor of Johnson Controls Battery Group, Inc.)	—%	59%	100%	59%	—%	100%
P. Kay Metals	—%	38%	—%	38%	—%	—%

Recent accounting pronouncements
There were no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2020 that are of significance or potential significance to the Company.
Insurance Proceeds

On November 29, 2019, there was a fire in the AquaRefining area of the TRIC facility. As of June 30, 2020, the Company had received $15.0 million in insurance payments as a result of the fire damage. Of the $15.0 million in insurance proceeds, $4.875 million were held in an escrow account at Veritex Community Bank (“Veritex”), the successor in interest to Green Bank, subject to a Memorandum of Agreement ("MOA") between the Company and Veritex (see Footnote 8 for additional detail regarding the MOA). The funds held in escrow are reported in "Other Assets" in the condensed consolidated balance sheet. The Company also has determined it is probable it will receive at least an additional $4.9 million in insurance proceeds, not including the $4.875 million held in escrow. This amount is included in insurance proceeds receivable in the accompanying condensed consolidated balance sheets.

3. Revenue Recognition

Prior to November 29, 2019, the Company had historically generated revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers. Primary components of the recycling process include sales of recycled lead consisting of lead compounds, ingoted hard lead and ingoted AquaRefined lead as well as plastics. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics in April 2017, and through March 31, 2018, all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company began shipping lead bullion in addition to lead compounds and plastics. In June 2018, the Company began shipping high-purity lead from its AquaRefining process.

Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of revenue during the three and six months ended June 30, 2020 and June 30, 2019.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Inventory
Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Finished goods	$23	$47
Work in process	303	322
Raw materials	883	888
Total inventory	$1,209	$1,257

5. Property and Equipment, net
Property and equipment, net, consisted of the following (in thousands):

Asset Class	Useful Life (Years)	June 30, 2020	December 31, 2019

Operational equipment	3-10	$12,094	$12,094
Lab equipment	5	525	525
Computer equipment	3	221	221
Office furniture and equipment	3	221	221
Land	-	1,047	1,047
Building	39	19,508	19,508
Asset retirement cost	20	670	670
Equipment under construction		10,881	9,921
		45,167	44,207
Less: accumulated depreciation		(7,553)	(6,564)

Total property and equipment, net		$37,614	$37,643
Property and equipment depreciation expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2019, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company, to be used in the McCarran, Nevada facility.
6. Asset Retirement Obligation
The Company records a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $0.7 million and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three and six months ended June 30, 2020 was approximately $12,000 and $24,000, respectively. Accretion of the ARO for the three and six months ended June 30, 2019 was approximately $11,000 and $23,000, respectively. The Company has entered into a facility closure trust agreement for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the trust are to be available, when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. The trustee will reimburse the Company or other persons as specified by the NDEP from the fund for

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. Through June 30, 2020, $670,000 has been contributed to the trust fund and is reported in "Other Assets" in the condensed consolidated balance sheets.
7. Convertible Note Payable
On January 24, 2019, the Company repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. In connection with the payoff, the Company amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense.
8. Notes Payable
Aqua Metals Reno, Inc. (“AMR”), a subsidiary of Aqua Metals Inc., entered into a $10,000,000 Loan Agreement with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for each of the calendar quarters in the period March 31, 2017 through June 30, 2020. AMR has received a waiver for the minimum debt service coverage ratio covenant for each of the aforementioned calendar quarters. The net proceeds of the loan were used for the construction of the Company’s lead acid battery recycling operation in McCarran, Nevada. Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, land, building accessions and a certificate of deposit in the amount of $1,000,000. The certificate of deposit is reported in "Other Assets" in the condensed consolidated balance sheet.
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

On May 7, 2020, the Company received loan proceeds in the amount of approximately $332,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses. The loans and accrued interest are forgivable after 24 weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the loan proceeds for purposes consistent with the PPP. The Company plans to apply for PPP loan forgiveness and believes its use of the loan proceeds will meet the conditions for forgiveness of the loans. However, there is no assurance that the Company will be eligible for forgiveness of the loans, in whole or in part.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes payable is comprised of the following (in thousands):

	June 30, 2020	December 31, 2019

Notes payable, current portion
Paycheck Protection Program	$147	—
Green Bank, net of issuance costs	$338	$296
Total notes payable, current portion	$485	$296

Notes payable, non-current portion
Paycheck Protection Program	$185	—
Green Bank, net of issuance costs	$8,223	$8,404
Total notes payable, non-current portion	$8,408	$8,404
9. Leases
The Company currently maintains one finance lease for equipment and two operating leases for real estate. The finance lease is immaterial to the Company's condensed consolidated financial statements. The operating leases have terms of 76 and 42 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets. The Company recognized sublease income of $108,000 and $216,000 for the three and six months ended June 30, 2020, respectively. The Company recognized sublease income of $105,000 and $149,000 for the three and six months ended June 30, 2019.
Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of June 30, 2020, total right-of-use assets were approximately $0.96 million and operating lease liabilities were approximately $1.12 million. As of June 30, 2019, the Company's total right-of-use assets were approximately $1.42 million and operating lease liabilities were approximately $1.63 million.
Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$160	$155	$318	$309
Operating lease cost	$144	$144	$289	$289

June 30, 2020
Weighted-average remaining lease term	1.7 Years
Weighted-average discount rate	9.66%

Future maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Due in 12-month period ended June 30,
2021	$652
2022	$560
$1,212
Less imputed interest	$(94)
Total lease liabilities	$1,118

Current operating lease liabilities	$579
Non-current operating lease liabilities	$539
$1,118
Note: Excludes a finance lease with a current liability of $6 and a non-current liability of $22.

10. Stockholders’ Equity
Shares issued
During the six months ended June 30, 2020, the Company issued 113,349 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company.
During the six months ended June 30, 2020, the Company issued 1,676,680 shares of common stock granted to Company Employees.
During the six months ended June 30, 2020, the Company issued 233,779 shares of common stock upon vesting of RSUs granted to Board members.
During the six months ended June 30, 2020, the Company issued 227,876 shares of common stock to a prior Company executive to fulfill obligations related to separation agreement.
During the six months ended June 30, 2020, the Company issued 23,078 shares of common stock to a consultant to fulfill obligations related to a consulting agreement.
During the six months ended June 30, 2020, the Company issued 1,554 shares of common stock pursuant to the Officers and Directors Purchase Plan for proceeds of $1,500.
Stock-based compensation
The stock-based compensation expense was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of product sales	$22	$17	$44	$92
Research and development cost	15	19	120	134
General and administrative expense	517	894	1,346	1,772
Total	$554	$930	$1,510	$1,998

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of options granted during the periods presented. There were no options issued during the three and six months ended June 30, 2020:

	Three months ended June 30,	Six months ended June 30,
	2019	2019

Expected stock volatility	86.3% - 87.5%	82.3% - 87.5%
Risk free interest rate	2.2% - 2.3%	2.2% - 2.5%
Expected years until exercise	2.8 - 3.4	2.2 - 2.5
Dividend yield	0%	0%
There were no stock option exercises during the three and six months ended June 30, 2020 and June 30, 2019.
Restricted shares
In March 2020, the Company granted 830,000 restricted shares, all of which were subject to vesting, with a grant fair value of $280,000 to employees. The shares vest in three equal annual installments over a three-year period. No shares vested during the six months ended June 30, 2020.
Restricted stock units
In March 2020, the Company granted 1,293,164 RSUs, all of which were subject to vesting, with a grant fair value of $440,000 to employees. The shares vest in six equal semi-annual installments over a three-year period. No shares vested during the six months ended June 30, 2020.
In May 2020, the Company issued 1,970,475 RSUs, that were originally granted in March 2020, but were subject to approval of the amendment of the 2019 stock incentive plan at the Annual Shareholders Meeting. All of the RSUs were subject to vesting, with a grant fair value of $670,000 to employees. The shares vest in six equal semi-annual installments over a three-year period. No shares vested during the six months ended June 30, 2020.

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Legal proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased the Company’s securities between May 19, 2016 and November 9, 2017, against us, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleges the defendants made false and misleading statements concerning the Company’s lead recycling operations in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with the Company’s November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety and the plaintiff subsequently filed its opposition to the motion. In an Order dated August 14, 2019, the Court granted in part, and denied in part, the defendants’ motion to dismiss. The Court granted the motion to dismiss the Securities Act Section 11 claim and the Exchange Act Section 10(b) and Rule 10b-5 claim based on alleged false and misleading statements and gave the plaintiffs leave to amend to address the deficiencies. The Court denied the motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims regarding site visits. On September 20, 2019, the plaintiffs filed a Second Amended Complaint that dropped the Securities Act Section 11 claim but otherwise alleges the same claims as were alleged previously. The Second Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On November 1, 2019, the defendants filed a motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims in the Second Amended Complaint based on alleged false and misleading statements, but not the claims regarding site visits. The motion is under consideration by the Court. the Company denies that the claims in the Second Amended Complaint have any merit and the Company intends to vigorously defend the action.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against the Company and certain of its current and former executive officers and directors, Stephen R. Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-00201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of the Company’s officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation staying the action until 30 days after a decision on our motion to dismiss the Amended Complaint in the class action described above. The individual defendants deny that the claims in the shareholder derivative action have any merit and intend to vigorously defend the action.

A former employee has filed a complaint with Nevada OSHA claiming that he was wrongfully terminated for his protected activities related to safety. The matter has been settled between us and Nevada OSHA and the former employee has been given notice of this settlement. The Company has not received any notice that the former employee intends to pursue other remedies.

The Company is not party to any other legal proceedings. The Company may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As the Company’s growth continues, it may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect the Company’s future financial position, results of operations or cash flows.
12. Subsequent Events

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued.
No subsequent events have occurred.

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

General
Aqua Metals (NASDAQ: AQMS) is engaged in the business of equipment supply, technology licensing and related services for recycling lead through a novel, proprietary and patented process we developed and named AquaRefining™. AquaRefining is a room temperature, water and organic acid-based process that greatly reduces environmental emissions. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We were formed as a Delaware corporation on June 20, 2014 and since our formation, we have focused our efforts on the development and testing of our AquaRefining process, the construction of our initial lead acid battery, or LAB, recycling facility at the Tahoe Reno Industrial Center, or TRIC, located in McCarran, Nevada and commercializing the AquaRefining process.

We completed the development of our first LAB recycling facility at Nevada’s Tahoe Reno Industrial Center, or TRIC, in McCarran, Nevada and commenced production of battery breaking and limited operations during the first quarter of 2017. In April 2017, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics. In April 2018, we commenced the limited production of lead bullion, including AquaRefined lead. In July 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and in October 2018, we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and in December 2018, we commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery 24 hours a day and 7 days a week for sustained periods of time. The AquaRefining electrolyzers produced at or above the target 100 Kg/Hr of production throughput per module of six electrolyzers or ~ 16-17 Kg/Hr per electrolyzer and ran sustained endurance runs for over one month several times.

In order to expand the demonstration AquaRefinery to its full capacity, we chose to idle the AquaRefinery beginning in September 2019 to facilitate contracting work required to step the plant up to the next level of capacity planned for late 2019 or early 2020. On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the recycling facility at TRIC. The cause of the fire was not due to the technology or process of AquaRefining but rather to contracting activities. The fire and related intense heat and smoke caused significant damage to a material amount of equipment in the AquaRefinery area, including all 16 AquaRefining modules, electrical and tank infrastructure, steel superstructure, control wiring and other supporting infrastructure. The floor to ceiling firewall between the AquaRefining area and the rest of the plant isolated the worst of the damage to the AquaRefining area. The firewall also appears to have spared material damage to much of the key front-end process equipment, such as the battery breaker/separation system, concentrate production area, kettles and ingot casting, water treatment and recovery and other important areas of the plant. The administrative office area also remained intact.

Based on preliminary estimates, as of the date of this report, we believe that the replacement value of the equipment and plant lost or damaged in the fire could be over $30 million excluding any business interruption cost recovery. Assets on our balance sheet as of June 30, 2020 that were not affected by the fire total approximately $38 million in book value, including the battery breaker, melting kettles, kiln, filter presses, mixing and storage tanks, water recovery system and the building infrastructure plus the land. We have $50 million dollars in combined property, equipment and business interruption insurance. Initial estimates for property, plant and business interruption claims may reach total limits. However, this number could change pending detailed analysis and review.

Pursuant to the loan agreement with Veritex Community Bank, or Veritex, the successor in interest to Green Bank, N.A., for approximately $9.1 million ($8.6 million net of issuance costs), Veritex is the loss payee on our insured claims and all funds are paid directly to Veritex, which in turn disburses the proceeds to us subject to their approval. In March 2020, we entered into a memorandum of agreement with Veritex pursuant to which the parties agreed on the allocation of funds from collected insurance payments. Pursuant to the memorandum of agreement, 90% of the initial $5 million and 55% of the next $7.5 million of insurance proceeds were allocated to us and the balance was allocated towards the retirement of the Veritex loan. Thereafter, 60% of the next $12.5 million of insurance proceeds will be allocated to us, and the balance towards the repayment of the Veritex loan, until such time as the Veritex loan has been paid in full, after which 100% of all future insurance payouts will be disbursed directly to us.

As of the date of this report, of the $15.0 million of insurance proceeds received from our insurance carriers, Veritex has put into escrow $4.875 million and we have received $10.125 million. We expect the insurance carriers to pay an additional $10.0 to $15.0 million in insurance proceeds over the next three to six months, of which we should receive $6.0 to $11.0 million. This estimate is based upon the cadence of receipts to date. We intend to vigorously pursue receipt of insurance proceeds to satisfy in full all of our property, casualty and business interruption losses, subject to the coverage limits.

We have engaged a public adjuster to support our legal and finance team and provide forensic accounting, construction expertise and direct interface with the insurers to assist us in quickly and properly documenting the loss and maximizing our insurance recovery amounts on the best possible timeline.

As a result of the fire we have suspended all commercial operations and the date on which we can resume revenue producing operations is currently undetermined. Following the fire, an investigation of the fire was commenced by the Storey County Fire Marshal and we were denied access to the fire damaged portion of the facility until late December 2019, at which time we were given access to the fire damaged area. Since then, we have been engaged in the process of analyzing the fire damage and the clean-up and disposal of the damaged equipment, and the development of our capital light strategy.

Plan of Operations

Following the November 2019 fire, we have been engaged in the pursuit of a capital light strategy that is based on the pursuit of licensing opportunities within the lead battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. We plan to continue securing our cash position by working on the successful collection of additional insurance proceeds with the assistance of our retained public adjuster and special counsel to facilitate the collection for property and business interruption losses. We intend to dispose certain assets that are not essential to the capital light licensing strategy. We believe our capital light business strategy will require less space and less equipment and focus on the needs of our future licensees. As of the date of this report, we have accelerated our capital light business strategy, designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. We believe this path has the potential to maximize shareholder value in that it could be far less capital intensive than a rebuild and could be funded solely or primarily from a combination of cash on hand, insurance proceeds and asset dispositions.

Our capital light strategy is consistent with our long-held business strategy and objectives. When we designed and developed TRIC in 2016, we did so at a time when our business model assumed that TRIC would be the first of many LAB recycling facilities owned and operated by us. Commencing in 2017, we began to shift our focus away from the development of additional Company-owned LAB recycling facilities and towards the licensing of our AquaRefining technology to partners engaged in LAB recycling. We continued to develop TRIC as a LAB recycling facility for purposes of further demonstrating AquaRefining on a commercial scale. However, as a result of the fire and our high costs of capital we believe that the cost of restoring TRIC to its pre-fire state would not be the best use of our available and projected cash and that we may be able to achieve the benefits of operating our facility at TRIC in its pre-fire state, namely the development and demonstration of the licensing ready iteration of our AquaRefining technologies, which we call Version 1.25L, through a less costly commercialization program. Further, we believe that our results of operations to date can demonstrate to potential licensees the value proposition of our AquaRefining technologies. We believe that our AquaRefining technology would be a commercially attractive valuable proposition in the hands of battery recyclers, who typically have access to lower cost feedstock and ability to process all materials on site through a furnace.
Results of Operations

Our lead recycling facility was not in production during the second quarter due to the fire and the acceleration of our licensing strategy. Product sales during the second quarter of 2019 consisted of high purity lead from our AquaRefining process as well as lead bullion, lead compounds, and plastics. The following table summarizes our results of operations with respect to the items set forth below for the three and six months ended June 30, 2020 and 2019 together with the percentage change in those items (in thousands).

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Favorable (Unfavorable)	% Change	2020	2019	Favorable (Unfavorable)	% Change

Product sales	$—	$1,483	$(1,483)	(100.0)%	$18	$1,920	$(1,902)	(99.1)%
Cost of product sales	1,306	7,185	5,879	(81.8)%	2,760	11,866	9,106	(76.7)%
Research and development cost	217	338	121	(35.8)%	459	958	499	(52.1)%
General and administrative expense	2,245	4,335	2,090	(48.2)%	4,630	8,351	3,721	(44.6)%
Total operating expense	$3,768	$11,858	$8,090	(68.2)%	$7,849	$21,175	$13,326	(62.9)%
As mentioned previously, product sales consist of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Except for nominal sales of inventory in the first quarter of 2020, we did not generate revenue for the three and six months ended June 30, 2020 as there has been no production subsequent to the fire that occurred during the fourth quarter of 2019. The plant will not be in production during 2020 except for the operation and testing of our improved electrolyzers as part of the V1.25 program.
Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales decreased approximately 82% and 77% for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. Cost of product sales decreased during 2020 due to the suspension of production, resulting from the fire.
Research and development cost included expenditures related to the improvement of the AquaRefining technology. During the three and six months ended June 30, 2020, research and development costs decreased 36% and 52%, respectively, over the comparable periods in 2019. The decline in research and development cost is primarily the result of management's focus on transitioning to a capital light business strategy.
General and administrative expense decreased approximately 48% and 45% for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The suspension of activities under our Operations, Maintenance and Management Agreement with Veolia, reduced Company payroll and improvements in nearly all other expense categories drove the decrease. We expect to further decrease general and administrative expenses during the year as a result of our move to a more capital light strategy. For the six months ended June 30, 2019 we had $3.7 million of non-cash expense related to the Veolia agreement. We also incurred costs of approximately $0.2 million for professional serves fees associated with the sublease of the Alameda facility.

The following table summarizes our other income and interest expense for the three and six months ended June 30, 2020 and 2019 together with the percentage change in those items (in thousands).

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Favorable (Unfavorable)	% Change	2020	2019	Favorable (Unfavorable)	% Change
Other income and (expense)

Interest expense	$(164)	$(203)	$39	19.2%	$(347)	$(3,092)	$2,745	88.8%
Interest and other income	$3	$77	$(74)	(96.1)%	$25	$140	$(115)	(82.1)%
Interest expense has related primarily to the $5.0 million Interstate Battery convertible note (until January of 2019) and the $10.0 million note payable to Veritex, the successor in interest to Green Bank, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Veritex. On January 24, 2019, we repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. As a result of this debt repayment, we amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense. Interest expense decreased for the three months ended June 30, 2020 as compared to the same period in 2019 as the result of the principle debt reduction through scheduled payments on the Veritex loan, along with decreases in the variable interest rate for that note.
Interest income decreased for the three months ended June 30, 2020 compared to the same period in 2019 due to lower cash balances during the period.

Liquidity and Capital Resources
As of June 30, 2020, we had total assets of $57.6 million and working capital of $6.1 million.
The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six months ended June 30,
	2020	2019

Net cash used in operating activities	$(8,323)	$(11,831)
Net cash provided by (used in) investing activities	$5,350	$(4,299)
Net cash provided by financing activities	$174	$22,550
Net cash used in operating activities
Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was $8.3 million and $11.8 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, stock-based compensation charges, and impairment charge as well as net changes in working capital.
Net cash provided by and used in investing activities
Net cash provided by investing activities for the six months ended June 30, 2020 was $5.4 million and consisted mainly of $7.6 million of insurance proceeds offset by $2.2 million related to purchases of property and equipment. Net cash used by investing activities for the six months ended June 30, 2019 was $4.3 million and consisted primarily of purchases of fixed assets related to the build-out of our TRIC recycling facility in Nevada. In March of 2019, we disposed of the capital shares of our UK subsidiary, Ebonex IPR, Ltd. The sale price was a nominal cash amount and did not contribute to net cash used in investing activities.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $0.2 million and consisted of Payroll Protection Program loan proceeds of $0.3 million, partially offset by payments on debt. Net cash provided by financing activities for the six months ended June 30, 2019 consisted of $9.1 million net proceeds from our January 2019 public offering and $20.3 million net proceeds from our May 2019 public offering. This increase was offset by a $6.7 million payoff of the Interstate Battery convertible note.
As of June 30, 2020, we had total cash of $4.8 million and working capital of $6.1 million which includes a $4.9 million insurance proceeds receivable. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of insurance proceeds on our fire related claims and the possible sale of certain equipment and assets at TRIC. However, there can be no assurance that we will be able to collect insurance proceeds or acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt securities. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Veritex as of the fiscal quarter ends between March 31, 2017 and June 30, 2020. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Veritex for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Veritex determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Veritex would be able to accelerate the payment of all amounts under the loan.

On March 25, 2020, we entered into a Memorandum of Agreement (“MOA”) with Veritex regarding our loan from Veritex.

Pursuant to the MOA, we have agreed to the allocation of proceeds from insurance policies and sales of collateral secured by the loan. We have agreed on the allocation of all insurance proceeds, with the proceeds allocated to Veritex to be used to pay off all amounts outstanding under the loan, approximately $8.6 million as of the date of this report (inclusive of an approximate $500,000 prepayment penalty, netted against a $1,000,000 CD collateral).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not enter into financial instruments for trading or speculative purpose. Our primary exposure to market risk is interest expense related to our debt with Veritex Bank. The interest rate on this loan adjusts on the first day of each calendar quarter equal to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published by the Wall Street Journal.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A former employee has filed a complaint with Nevada OSHA claiming that he was wrongfully terminated for his protected activities related to safety. The matter has been settled between us and Nevada OSHA and the former employee has been given notice of this settlement. We have not received any notice that the former employee intends to pursue other remedies.

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
Risks Relating to the Recent Fire at TRIC

We have experienced a fire at our TRIC facility which has caused significant damage and resulted in the suspension of all revenue producing operations. On the evening of November 29, 2019, a fire occurred at our LAB recycling facility at TRIC. The cause of ignition is likely related to on-site contractor work that was being performed on the day of the fire. The fire was substantially contained to the AquaRefining area of the plant, however the fire destroyed or impaired beyond recovery substantially all of the AquaRefining equipment, including all 16 AquaRefining modules, control wiring and other supporting infrastructure. While we continue to assess the economic loss due to the fire, as of the date of this report we estimate the value of the equipment and plant lost or damaged due to the fire to be over $30 million excluding any business interruption cost recovery. We maintain insurance policies covering a total of up to $50 million of combined property, equipment and business interruption insurance. As of the date of this report, the insurance carriers have paid a total of $15 million on the covered claims and we expect the carriers to make significant additional payments over the coming months up to the presently estimated value of the equipment and plant lost or damaged due to the fire. However, there can be no assurance that we will be able to collect additional insurance proceeds to cover the loss. In the meantime, we have suspended all revenue producing operations pending our clean-up of the fire damage and development of our plan for the overall business. As of the date of this report, we are unable to estimate when we expect to resume any meaningful commercial or revenue producing operations. As of the date of this report, we intend to fund our resumption of commercial operations, in part, through our receipt of insurance proceeds, however there can be no assurance that we will receive additional insurance payments or, if we do, that any such payments will materially contribute to our ongoing costs of operations.

While we have $50 million of combined property, equipment and business interruption insurance, there can be no assurance that one or more carriers will not attempt to deny coverage. To date, we have submitted claims to each of our insurance carriers. Each of the insurance carriers has accepted coverage under the polices subject to the customary reservation of rights, but no carrier has to our knowledge indicated that it would deny or attempt to deny coverage. Each of our insurance policies contains customary exclusions from the carrier's obligation to cover claims made under the policies, including exclusions based on certain of our intentional acts or omissions, including our willful failure to maintain an adequate fire suppression system. We had acquired and installed a comprehensive fire suppression at TRIC, however the preliminary investigation by the local fire marshal indicates that the fire suppression system at TRIC failed to activate at the time of the fire. We had, at all times leading up to the fire, engaged a nationally recognized fire detection and prevention service company to service and maintain our fire suppression system. The service provider had serviced our fire suppression system as recent as November 12, 2019. As of the date of this report, we have not determined the reason for the failure of our fire suppression system to activate at the time of the fire. However, we have no reason to believe that the failure to activate is due to any action or failure to act on our part that would justify a carrier to exclude payment on our insurance claim. However, there can be no assurance that a carrier may not deny coverage based on its claim that we failed to maintain a fire suppression system as required by the policy or for some other exclusion under the policy. In the event that one or more carriers deny coverage under their policies, we may be unable to finance our recovery and resume commercial operations, in which case you could lose your investment.

Our ability to utilize insurance payments is subject to a memorandum of agreement with our secured lender. As of the date of this report, we are indebted to Veritex Community Bank, or Veritex, the successor in interest to Green Bank, N.A., for approximately $9.1 million ($8.6 million net of issuance costs), which is secured by liens on substantially all of our assets, including the proceeds of any payments made on our insurance claims. Pursuant to the credit agreement governing such indebtedness, Veritex is the loss payee on our insured claims and all funds are paid directly to Veritex, which in turn disburses the proceeds to us subject to their approval. In March 2020, we entered into a memorandum of agreement with Veritex pursuant to which the parties agreed on the allocation of funds from collected insurance payments. Pursuant to the memorandum of agreement, 90% of the initial $5 million and 55% of the next $7.5 million of insurance proceeds will be allocated to us and the balance will be allocated towards the retirement of the Veritex loan. Thereafter, 60% of the next $12.5 million of insurance proceeds will be allocated to us, and the balance towards the repayment of the Veritex loan, until such time as the Veritex loan has been paid in full, after which 100% of all future insurance payouts will be disbursed directly to us. Except as set forth in the memorandum of agreement, all terms and conditions of the credit agreement remain in place and unchanged, including, without limitation, our obligation to make monthly payments under the credit agreement and the effectiveness and enforceability of Veritex’s liens and security interests under the credit agreement. To date, Veritex has disbursed to us funds based on the terms of the memorandum of agreement, however there can be no assurance that Veritex will continue to disburse insurance proceeds in accordance with the memorandum of agreement or that Veritex will not attempt to direct all insurance proceeds to the repayment to Veritex loan in full.

As a result of the fire, we are revising our plans for the commercialization of our AquaRefining technologies and there can be no assurance that such plans will be successful. When we designed and developed TRIC, we did so at a time when our business model assumed that TRIC would be the first of many LAB recycling facilities owned and operated by us. Commencing in 2017, we began to shift our focus away from the development of additional Company-owned LAB recycling facilities and towards the licensing of our AquaRefining technology to partners engaged in LAB recycling. We continued to develop TRIC as a LAB recycling facility for purposes of demonstrating AquaRefining on a commercial scale. However, as a result of the fire and our high costs of capital, we believe that the cost of restoring TRIC to its pre-fire state would not be the best use of our available cash and that we may be able to achieve the benefits of operating our facility at TRIC in its pre-fire state, namely the development and demonstration of the licensing ready iteration of our AquaRefining technologies, which we call Version 1.25L, through a less costly commercialization program. As of the date of this report, we plan to focus on licensing opportunities within the $20+ billion lead battery recycling marketplace. We believe this path is far less capital intensive than a rebuild of TRIC to its pre-fire state and we believe this plan could be funded solely or primarily from cash on hand plus ongoing insurance proceeds and asset disposition of the AquaRefinery. However, there can be no assurance that our revised business model will be successful or that we will acquire insurance proceeds sufficient to fund our revised business plan.

Risks Relating to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through June 30, 2020, we generated a total of $11.4 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and Aqua Refined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant-based revenue producing operations pending our clean-up of the fire damage and development of our plan for resuming operations. In June 2020, we began operating the first iteration of Version 1.25L electrolyzers and plan to roll out additional iterations of improvements throughout 2020 leading up to what we believe will be the licensing ready iteration of 1.25L. Our limited operating history of the AquaRefinery, coupled with our development of the Version 1.25L electrolyzers ahead of us, makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:
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

Our business is dependent upon our successful implementation of novel technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in our lead recycling operations are widely used and proven, the AquaRefining component of our lead recycling operations is largely novel with limited modest scale operations. While we have shown that our proprietary technology can produce AquaRefined lead on a small commercial scale, we had just begun in 2019 to demonstrate that we can produce AquaRefined lead on a large commercial scale. Further, as we endeavored to complete our AquaRefining production line, we continuously encountered unforeseen complications that delayed the ramping up of our AquaRefining modules and the integration of our AquaRefining process with the traditional lead recycling operations. There can be no assurance that we will not encounter similar unforeseen complications as we pursue our revised business model.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of June 30, 2020, we had total cash of $4.8 million and working capital of $6.1 million, which includes $4.9 million of insurance proceeds receivable. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of insurance proceeds on our fire related claims and the possible sale of certain equipment and assets at TRIC. However, there can be no assurance that we will be able to collect insurance proceeds or acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Veritex for approximately $9.1 million ($8.6 million net of issuance costs), which is secured by liens on substantially all of our assets including insurance proceeds. The credit agreement governing such indebtedness contains covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Veritex is secured by substantially all of our assets, a default under the credit facility could enable the debt holder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Veritex as of the fiscal quarter ends between March 31, 2017, and June 30, 2020. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Veritex for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Veritex determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Veritex would be able to accelerate the payment of all amounts under the loan.

In the event of the acceleration of the Veritex loan, we will need additional financing to satisfy our obligations under the loan, which additional financing may not be available on reasonable terms or at all. As noted above, as of the date of this report, we are indebted to Veritex for approximately $9.1 million ($8.6 million net of issuance costs). The credit agreement governing such indebtedness contain various affirmative and negative covenants and if we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have sufficient funds to make the accelerated payments, in which case we would be required to seek additional funds through various financing sources, most likely through the sale of our equity or debt securities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Further, any sale of our equity or equity-linked securities will result in additional dilution to our stockholders.

Our outstanding debt may make it difficult for us obtain additional financing using our future operating cash flow. We currently owe approximately $9.1 million to Veritex as of the date of this report. Such indebtedness could limit our ability to borrow additional funds to fund operations or expansion or increase the cost of any such borrowing, or both. Our inability to conduct additional debt financing could:
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

While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that either we or our future licensees will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees. Our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs, and more recently, the sale of lead bullion and AquaRefined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks. While we believe that our results of operations to date can demonstrate to potential licensees the value proposition of our AquaRefining technologies, there can be no assurance that potential licensees will recognize the economic and other benefits of our AquaRefining technologies or that our future licensees will be able to produce AquaRefined lead in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin.

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10566665, 10340561, 10316420, 10665907, allowed 20180127888), Canada (2930945), China (105981212, 107849634, 3671833, allowed 107889511, allowed 107923057), Europe (3072180), Eurasia (32371), South Africa (2016/04083, 2017/08454, 2017/04123, 2017/08455), South

Korea (101739414, 101882932, 101926033, 102096976), Honduras (6074), India (318321), Indonesia (IDP000061176, IDP000066550), Japan (6173595, 6592088), Mexico (357027), OAPI (17808, 18736), ARIPO (4995), Ukraine (118037, 119580), Vietnam (6022968) and Australia (2014353227, 2015350562, 2017213449).
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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of their principal product to be produced by our AquaRefining technologies, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. Lead price per tonne was approximately $1,789 per tonne at the end of June 2020. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

We have received a notice of delisting for failure to satisfy the Nasdaq continued listing rule concerning the composition of our audit committee. On May 19, 2020, Sushil “Sam” Kapoor resigned from our board of directors, or Board. Mr. Kapoor was one of three members of the audit committee of our Board. As a consequence of Mr. Kapoor’s resignation, we became out of compliance with Nasdaq Listing Rule 5605(c)(2), which requires that the board of directors of a Nasdaq listed company have an audit committee made up of at least three independent directors. On May 19, 2020, we advised The Nasdaq Stock Market LLC of Mr. Kapoor’s resignation, its consequences with regard to compliance with Nasdaq Listing Rules 5605(c)(2) and our intention to regain compliance with Nasdaq Listing Rule 5605(c)(2) in a timely manner. In accordance with Nasdaq Listing Rule 5605(c)(4), we have an automatic cure period in order to regain compliance with Nasdaq Listing Rule 5605(c)(2) until (i) the earlier of our next annual stockholders’ meeting or May 19, 2021; or (ii) if our next annual stockholders’ meeting is held before November 16, 2020, then we must evidence compliance no later than November 16, 2020. We intend to appoint a third independent director to our Board and audit committee, and thereby regain compliance Nasdaq Listing Rule 5605(c)(2), prior to our next annual meeting of stockholders. However, if we are unable to regain compliance with Nasdaq Listing Rule 5605(c)(2) in a timely manner, the Nasdaq will commence suspension and delisting procedures.

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

Shares eligible for future sale may adversely affect the market for our common stock. Of the 60,946,501 shares of our common stock outstanding as of the date of this report, approximately 59,499,483 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, in June 2020, we entered into an ATM Sales Agreement with B. Riley FBR, Inc., as sales agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, to or through the sales agent. We cannot predict the effect, if any, that future issuances or sales of our securities including sales of shares of our common stock pursuant to the ATM Sales Agreement or the availability of our securities for future issuance or sale, will have on the market price of our common stock. Issuances or sales of substantial amounts of our securities, including sales of our common stock pursuant to the ATM Sales Agreement, or the perception that such issuances or sales might occur, could negatively impact the market price of our common stock and the terms upon which we may obtain additional equity financing in the future.

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.

3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27. 2018.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10Q filed on May 9, 2019
10.1	At The Market Issuance Sales Agreement between B. Riley FBR, Inc. and the Registrant.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 5, 2020

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	August 4, 2020	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 4, 2020	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)