Form 10-Q
period 2020-09-30
Aqua Metals, Inc.
filed 2020-10-22
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of October 19, 2020, there were 61,175,561 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$5,635	$7,575
Accounts receivable	—	244
Insurance proceeds receivable	—	17,446
Inventory	1,135	1,257
Prepaid expenses and other current assets	489	981
Total current assets	7,259	27,503

Non-current assets
Property and equipment, net	37,266	37,643
Intellectual property, net	864	999
Other assets	10,554	3,309
Total non-current assets	48,684	41,951

Total assets	$55,943	$69,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,714	$4,829
Accrued expenses	2,179	4,133
Lease liability, current portion	602	552
Notes payable, current portion	364	296
Total current liabilities	4,859	9,810

Lease liability, non-current portion	403	861
Asset retirement obligation	827	790
Notes payable, non-current portion	8,456	8,404
Total liabilities	14,545	19,865

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 61,117,926 and 57,997,780 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	61	58
Additional paid-in capital	191,475	189,422
Accumulated deficit	(150,138)	(139,891)
Total stockholders’ equity	41,398	49,589

Total liabilities and stockholders’ equity	$55,943	$69,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Product sales	$90	$2,361	$108	$4,281

Operating cost and expense
Cost of product sales	1,635	8,231	4,395	20,097
Research and development cost	210	282	669	1,240
General and administrative expense	1,656	5,107	6,286	13,458
Total operating expense	3,501	13,620	11,350	34,795

Loss from operations	(3,411)	(11,259)	(11,242)	(30,514)

Other income and (expense)
Insurance proceeds net of related expenses	1,722	—	1,467	—
Interest expense	(166)	(142)	(513)	(3,234)
Interest and other income	18	85	43	225

Total income (expense), net	1,574	(57)	997	(3,009)

Loss before income tax expense	(1,837)	(11,316)	(10,245)	(33,523)

Income tax expense	—	—	(2)	(2)

Net loss	$(1,837)	$(11,316)	$(10,247)	$(33,525)

Weighted average shares outstanding, basic and diluted	60,998,971	57,053,982	60,242,093	50,491,786

Basic and diluted net loss per share	$(0.03)	$(0.20)	$(0.17)	$(0.66)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, June 30, 2020	60,274,096	$60	$190,956	$(148,301)	$42,715

Stock-based compensation	—	—	519	—	519
Common stock issued to employees, includes RSUs vesting	843,830	1	—	—	1
Net loss	—	—	—	(1,837)	(1,837)

Balances, September 30, 2020	61,117,926	$61	$191,475	$(150,138)	$41,398

Balances, December 31, 2019	57,997,780	$58	$189,422	$(139,891)	$49,589

Stock-based compensation	—	—	2,029	—	2,029
Common stock issued to employees, includes RSUs vesting	3,097,068	3	—	—	3
Common stock issued for consulting services	23,078	—	24	—	24
Net loss	—	—	—	(10,247)	(10,247)

Balances, September 30, 2020	61,117,926	$61	$191,475	$(150,138)	$41,398

Balances, June 30, 2019	56,889,876	$57	$181,863	$(117,305)	$64,615

Stock-based compensation	—	—	901	—	901
Warrants related to Veolia agreement	—	—	1,734	—	1,734
Common stock issued upon RSU vesting	91,319	—	—	—	—
Common stock issued for consulting services	311,679	—	1,031	—	1,031
Net loss	—	—	—	(11,316)	(11,316)

Balances, September 30, 2019	57,292,874	$57	$185,529	$(128,621)	$56,965

Balances, December 31, 2018	38,932,437	$39	$145,147	$(95,096)	$50,090

Stock-based compensation	—	—	2,899	—	2,899
Warrants related to Veolia agreement	—	—	4,046	—	4,046
Common stock issued upon RSU vesting	448,487	—	—	—	—
Common stock issued for consulting services	1,736,950	2	4,073	—	4,075
Common stock issued in January 2019 public offering, net of $739 offering costs	5,175,000	5	9,058	—	9,063
Common stock issued in May 2019 public offering, net of $1,683 offering costs	11,000,000	11	20,306	—	20,317
Net loss	—	—	—	(33,525)	(33,525)

Balances, September 30, 2019	57,292,874	$57	$185,529	$(128,621)	$56,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,247)	$(33,525)
Reconciliation of net loss to net cash used in operating activities
Depreciation	1,835	2,987
Amortization of intellectual property	135	137
Accretion of asset retirement obligation	36	34
Fair value of common stock issued for consulting services	24	4,075
Stock-based compensation	2,032	2,899
Warrant expense	—	4,046
Amortization of deferred financing costs	27	47
Non-cash convertible note interest expense	—	2,556
Non-cash interest expense	—	95
Loss on disposal of Ebonex asset	—	90
Loss on disposal of equipment	76	79
Changes in operating assets and liabilities
Accounts receivable	244	(988)
Inventory	123	(1,058)
Prepaid expenses and other current assets	492	(507)
Accounts payable	(1,853)	2,763
Accrued expenses	(1,543)	(1,914)
Deferred rent	—	(35)
Other assets and liabilities	(373)	(372)
Net cash used in operating activities	(8,992)	(18,591)

Cash flows from investing activities:
Purchases of property and equipment	(2,999)	(8,146)
Proceeds from sale of equipment	150	—
Equipment deposits and other assets	(28)	(1,122)
Insurance proceeds	9,838	—
Net cash provided by (used in) investing activities	6,961	(9,268)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	—	29,380
Proceeds from PPP Loan	332	—
Payments on notes payable	(241)	(221)
Payments on convertible note	—	(6,651)
Net cash provided by financing activities	91	22,508

Net decrease in cash and cash equivalents	(1,940)	(5,351)
Cash and cash equivalents at beginning of period	7,575	20,892
Cash and cash equivalents at end of period	$5,635	$15,541

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$2
Cash paid for interest	$448	$454

Supplemental disclosure of non-cash transactions
Change in accounts receivable resulting from insurance funds held in escrow	$7,600	$—
Change in property and equipment resulting from change in accounts payable	$(1,263)	$(437)
Change in property and equipment resulting from change in accrued expenses	$(409)	$(259)
Change in equity resulting from change in accrued expenses	$24	$1,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of equipment supply, technology licensing and related services for recycling lead through a novel, proprietary and patented process the Company developed and named AquaRefining™. Prior to November 29, 2019, the Company was engaged in the business of lead recycling through its patented and patent-pending AquaRefining technology. Following a fire at its lead recycling facility on November 29, 2019, the Company has been engaged in the pursuit of licensing opportunities within the lead battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility.

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

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, or the SEC, on March 11, 2020. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2020.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and ASU of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and September 30, 2019, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2020 and September 30, 2019 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and September 30, 2019, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2019, which are included on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ended December 31, 2020.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	September 30,
Excluded potentially dilutive securities (1):	2020	2019

Options to purchase common stock	1,390,340	3,623,138
Unvested restricted stock units	3,947,819	403,154
Financing warrants to purchase common stock	103,500	4,839,197
Total potential dilutive securities	5,441,659	8,865,489

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of credit risk

Revenues from the following customers each represented at least 10% of total revenue for the three and nine months ended September 30, 2020 and September 30, 2019, respectively. They also represented a significant portion of our trade accounts receivable as of December 31, 2019. The Company did not have a trade accounts receivable balance as of September 30, 2020.

	Revenue		Revenue		Trade Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2020	December 31, 2019
	2020	2019	2020	2019

Clarios (successor of Johnson Controls Battery Group, Inc.)	—%	80%	16%	71%	—%	100%
P. Kay Metals	100%	17%	84%	26%	—%	—%

Recent accounting pronouncements

There were no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2020 that are of significance or potential significance to the Company.

Insurance Proceeds

On November 29, 2019, there was a fire in the AquaRefining area of the TRIC facility. As of September 30, 2020, the Company has received $21.8 million in insurance payments as a result of the fire damage. Of the $21.8 million in insurance proceeds, $7.6 million is held in an escrow account at Veritex Community Bank (“Veritex”), the successor in interest to Green Bank, subject to a Memorandum of Agreement ("MOA") between the Company and Veritex (see Footnote 8 for additional detail regarding the MOA). The funds held in escrow are reported in "Other Assets" in the condensed consolidated balance sheet. The Company also has determined it is probable it will receive additional insurance payments, not including the $7.6 million held in escrow.

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

Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of revenue during the three and nine months ended September 30, 2020 and September 30, 2019.

4. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Finished goods	$2	$47
Work in process	252	322
Raw materials	881	888
Total inventory	$1,135	$1,257

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	September 30, 2020	December 31, 2019

Operational equipment	3 - 10	$12,126	$12,094
Lab equipment	5	525	525
Computer equipment	3	221	221
Office furniture and equipment	3	221	221

Land	-	1,047	1,047
Building	39	19,508	19,508
Asset retirement cost	20	670	670
Equipment under construction		10,991	9,921
		45,309	44,207
Less: accumulated depreciation		(8,043)	(6,564)

Total property and equipment, net		$37,266	$37,643

Property and equipment depreciation expense was $0.5 million and $1.5 million for the three and nine months ended September 30, 2020, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2019, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company, to be used in the McCarran, Nevada facility.

6. Asset Retirement Obligation

The Company records a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the McCarran facility upon closure. The actual costs could be higher or lower than current estimates. The discounted estimated fair value of the closure costs is $0.7 million and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO is, as noted in Note 5 above, an asset retirement cost of the same amount that has been capitalized. The estimated fair value of the closure costs is based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. Accretion of the ARO for the three and nine months ended September 30, 2020 was approximately $12,000 and $36,000, respectively. Accretion of the ARO for the three and nine months ended September 30, 2019 was approximately $12,000 and $34,000, respectively. The Company has entered into a facility closure trust agreement for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the trust are to be available, when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. The trustee will reimburse the Company or other persons as specified by the NDEP from the fund for closure and post-closure expenditures in such amounts as the NDEP shall direct in writing. Through September 30, 2020, $670,000 has been contributed to the trust fund and is reported in "Other Assets" in the condensed consolidated balance sheets.

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Notes Payable

Aqua Metals Reno, Inc. (“AMR”), a subsidiary of Aqua Metals Inc., entered into a $10,000,000 Loan Agreement with Green Bank on November 3, 2015. The term of the loan is twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal are due. The interest rate adjusts on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contain various affirmative and negative covenants. Among them, AMR must maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for each of the calendar quarters in the period March 31, 2017 through September 30, 2020. AMR has received a waiver for the minimum debt service coverage ratio covenant for each of the aforementioned calendar quarters. The net proceeds of the loan were used for the construction of the Company’s lead acid battery recycling operation in McCarran, Nevada. Collateral for this loan is AMR’s accounts receivable, goods, equipment, fixtures, inventory, land, building accessions and a certificate of deposit in the amount of $1,000,000. The certificate of deposit is reported in "Other Assets" in the condensed consolidated balance sheet.

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

On March 25, 2020, AMR entered into a Memorandum of Agreement ("MOA") with Veritex Community Bank (“Veritex”), the successor in interest to Green Bank, regarding the Loan Agreement. Pursuant to the MOA, the parties have agreed to the allocation of insurance proceeds, resulting from the fire, and proceeds of any sales of collateral secured by the Loan Agreement. The proceeds will be allocated between Veritex and AMR as indicated by the MOA. At such time that Veritex has received payments from insurance proceeds or asset sales equaling the amount outstanding under the Loan Agreement, the Loan Agreement will be retired and all further proceeds will accrue to AMR exclusively. Except as set forth in the MOA, all terms and conditions of the Loan Agreement remain in place and unchanged. Insurance proceeds allocated as of   September 30, 2020 to the payoff of the note total approximately $7.6 million.

On May 7, 2020, the Company received loan proceeds in the amount of approximately $332,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses. The loans and accrued interest are forgivable if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during a prescribed period.

The unforgiven portion of the PPP loans are now payable over five years at an interest rate of 1%, with a deferral of payments until July of 2021. The Company intends to use the loan proceeds for purposes consistent with the PPP. The Company plans to apply for PPP loan forgiveness and believes its use of the loan proceeds will meet the conditions for forgiveness of the loans. However, there is no assurance that the Company will be eligible for forgiveness of the loans, in whole or in part.

Notes payable is comprised of the following (in thousands):

	September 30, 2020	December 31, 2019

Notes payable, current portion
Paycheck Protection Program	$21	—
Veritex, net of issuance costs	$343	$296
Total notes payable, current portion	$364	$296

Notes payable, non-current portion
Paycheck Protection Program	$311	—
Veritex, net of issuance costs	$8,145	$8,404
Total notes payable, non-current portion	$8,456	$8,404

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Leases

The Company currently maintains one finance lease for equipment and two operating leases for real estate. The finance lease is immaterial to the Company's condensed consolidated financial statements. The operating leases have terms of 76 and 42 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets. The Company recognized sublease income of $108,000 and $324,000 for the three and nine months ended September 30, 2020, respectively. The Company recognized sublease income of $105,000 and $254,000 for the three and nine months ended September 30, 2019, respectively.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of September 30, 2020, total right-of-use assets were approximately $0.84 million and operating lease liabilities were approximately $0.98 million. As of September 30, 2019, the Company's total right-of-use assets were approximately $1.31 million and operating lease liabilities were approximately $1.51 million.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$162	$157	$480	$466
Operating lease cost	$144	$144	$433	$433

September 30, 2020
Weighted-average remaining lease term (in years)	1.5
Weighted-average discount rate	9.66%

Future maturities of lease liabilities as of September 30, 2020 are as follows (in thousands):

Due in 12-month period ended September 30,
2021	$657
2022	$393
$1,050
Less imputed interest	$(72)
Total lease liabilities	$978

Current operating lease liabilities	$596
Non-current operating lease liabilities	$382
$978

Note: Excludes a finance lease with a current liability of $6 and a non-current liability of $21.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Stockholders’ Equity

Shares issued

During the nine months ended September 30, 2020, the Company issued 691,820 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company.

During the nine months ended September 30, 2020, the Company issued 1,776,680 shares of common stock granted to Company Employees.

During the nine months ended September 30, 2020, the Company issued 325,242 shares of common stock upon vesting of RSUs granted to Board members.

During the nine months ended September 30, 2020, the Company issued 297,873 shares of common stock to a prior Company executive to fulfill obligations related to a separation agreement.

During the nine months ended September 30, 2020, the Company issued 23,078 shares of common stock to a consultant to fulfill obligations related to a consulting agreement.

During the nine months ended September 30, 2020, the Company issued 5,453 shares of common stock pursuant to the Officers and Directors Purchase Plan for proceeds of $5,750.

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product sales	$23	$32	$67	$124
Research and development cost	24	34	124	168
General and administrative expense	473	835	1,841	2,607
Total	$520	$901	$2,032	$2,899

The following assumptions were used in the Black-Scholes-Merton pricing model to estimate the fair value of options granted during the periods presented. There were no options issued during the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019

Expected stock volatility	86.2% - 86.5%	82.3% - 87.5%
Risk free interest rate	1.7% - 1.8%	1.7% - 2.6%
Expected years until exercise	3.5	1.0 - 4.0
Dividend yield	0%	0%

There were no stock option exercises during the three and nine months ended September 30, 2020 and September 30, 2019.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted shares

In March 2020, the Company granted 830,000 restricted shares, all of which were subject to vesting, with a grant fair value of $280,000 to employees. The shares vest in three equal annual installments over a three-year period. No shares vested during the nine months ended September 30, 2020.

Restricted stock units

In March 2020, the Company granted 1,293,164 RSUs, all of which were subject to vesting, with a grant fair value of $440,000 to employees. The shares vest in six equal semi-annual installments over a three-year period. 355,018 shares vested during the nine months ended September 30, 2020.

In May 2020, the Company issued 1,970,475 RSUs, that were originally granted in March 2020, but were subject to approval of the amendment of the 2019 stock incentive plan at the Annual Shareholders Meeting. All of the RSUs were subject to vesting, with a grant fair value of $670,000 to employees. The shares vest in six equal semi-annual installments over a three-year period. 328,413 shares vested during the nine months ended September 30, 2020.

In May 2020, the Company granted 17,500 RSUs, all of which were subject to vesting, with a grant fair value of $16,000 to an employee. The shares vest in three equal installments over a three-year period. No shares vested during the nine months ended September 30, 2020.

In August 2020, the Company granted 367,500 RSUs, all of which were subject to vesting, with a grant fair value of $380,000 to employees. The shares vest upon the signing of a licensing agreement. No shares vested during the nine months ended September 30, 2020.

11. Commitments and Contingencies

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

Subsequent to the quarter ended  September 30, 2020, the Company received an insurance payment of $0.7 million related to the November 2019 fire.

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

We completed the development of our LAB recycling facility at Nevada’s Tahoe Reno Industrial Center, or TRIC, in McCarran, Nevada and commenced production of battery breaking and limited operations during the first quarter of 2017. In April 2017, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics. In April 2018, we commenced the limited production of lead bullion, including AquaRefined lead. In July 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and in October 2018, we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and in December 2018, we commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery 24 hours a day and 7 days a week for sustained periods of time. The AquaRefining electrolyzers produced at or above the target 100 Kg/Hr of production throughput per module of six electrolyzers or ~16-17 Kg/Hr per electrolyzer and ran sustained endurance runs for over one month several times.

In order to expand the demonstration AquaRefinery to its full capacity, we chose to idle the AquaRefinery beginning in September 2019 to facilitate contracting work required to increase the plant capacity planned for late 2019 or early 2020. On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the recycling facility at TRIC. The cause of the fire was not due to the technology or process of AquaRefining but rather to contracting activities. The fire and related intense heat and smoke caused significant damage to a material amount of equipment in the AquaRefinery area, including all 16 AquaRefining modules, electrical and tank infrastructure, steel superstructure, control wiring and other supporting infrastructure. The floor to ceiling firewall between the AquaRefining area and the rest of the plant isolated the worst of the damage to the AquaRefining area. The firewall also appears to have spared material damage to much of the key front-end process equipment, such as the battery breaker/separation system, concentrate production area, kettles and ingot casting, water treatment and recovery and other important areas of the plant. The administrative office area also remained intact.

During the first half of 2020, we successfully performed test runs on the first and second iterations of our electrolyzer as part of our V1.25L program. The program consists of three iterations that are classified as V1.25a, V1.25b and the final iteration, V1.25L, the latter of which will be used to create the AquaRefining electrolyzer package for our equipment supply and licensing offerings. Our business model focus is on global licensing opportunities to incorporate AquaRefining in the recycling industry.

Based on estimates, as of the date of this report, we believe that the replacement value of the equipment and plant lost or damaged in the fire could be as much as $30 million excluding any business interruption cost recovery. Assets on our balance sheet as of September 30, 2020 that were not affected by the fire total approximately $37 million in book value, including the battery breaker, melting kettles, kiln, filter presses, mixing and storage tanks, water recovery system and the building infrastructure plus the land. We have $50 million dollars in combined property, equipment and business interruption insurance.

Pursuant to the loan agreement with Veritex Community Bank, or Veritex, the successor in interest to Green Bank, N.A., for approximately $9.1 million ($8.5 million net of issuance costs), Veritex is the loss payee on our insured claims and all funds are paid directly to Veritex, which in turn disburses the proceeds to us subject to their approval. In March 2020, we entered into a memorandum of agreement with Veritex pursuant to which the parties agreed on the allocation of funds from collected insurance payments. Pursuant to the memorandum of agreement, 90% of the initial $5 million and 55% of the next $7.5 million of insurance proceeds were allocated to us and the balance was allocated towards the retirement of the Veritex loan. Thereafter, 60% of the next $12.5 million of insurance proceeds have been and will be allocated to us, and the balance towards the repayment of the Veritex loan, until such time as the Veritex loan has been paid in full, after which 100% of all future insurance payouts will be disbursed directly to us.

As of September 30, 2020, of the $21.8 million of insurance proceeds received from our insurance carriers, Veritex has put into escrow $7.6 million and we have received $14.2 million. We expect the insurance carriers to pay additional amounts up to our current claims and complete total payments over the next three to six months. We intend to vigorously pursue receipt of insurance proceeds to satisfy in full all of our property, casualty and business interruption losses, subject to the coverage limits.

We have engaged a public adjuster to support our legal and finance team and provide forensic accounting, construction expertise and direct interface with the insurers to assist us in quickly and properly documenting the loss and maximizing our insurance recovery amounts on the best possible timeline.

As a result of the fire, we suspended all commercial operations. Following the fire, an investigation of the fire was commenced by the Storey County Fire Marshal and we were denied access to the fire damaged portion of the facility until late December 2019, at which time we were given access to the fire damaged area. Since then, we have been engaged in the process of analyzing the fire damage and the clean-up and disposal of the damaged equipment, and the implementation of our capital light strategy.

Plan of Operations

Following the November 2019 fire, we have been engaged in the pursuit of a capital light strategy that is based on the pursuit of licensing opportunities within the lead battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. We plan to continue securing our cash position by working on the successful collection of additional insurance proceeds with the assistance of our retained public adjuster and special counsel to facilitate the collection for property and business interruption losses. We intend to dispose of certain assets that are not essential to the capital light licensing strategy. We believe our capital light business strategy will require less space and less equipment and focus on the needs of our future licensees. As of the date of this report, we have accelerated our capital light business strategy, designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. We believe this path has the potential to maximize shareholder value in that it could be far less capital intensive than a plant rebuild and could be funded solely or primarily from a combination of cash on hand, insurance proceeds and asset dispositions.

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

Results of Operations

Our lead recycling facility was not in production during the third quarter of 2020 due to the fire and the acceleration of our licensing strategy. During the third quarter of 2020, our revenue resulted from the sale of inventory consisting of lead compounds that were generated during pre-fire operations. Product sales during the third quarter of 2019 consisted of high purity lead from our AquaRefining process as well as lead bullion, lead compounds, and plastics. The following table summarizes our results of operations with respect to the items set forth below for the three and nine months ended September 30, 2020 and 2019 together with the percentage change in those items (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable	%			Favorable	%
	2020	2019	(Unfavorable)	Change	2020	2019	(Unfavorable)	Change

Product sales	$90	$2,361	$(2,271)	(96.2)%	$108	$4,281	$(4,173)	(97.5)%
Cost of product sales	1,635	8,231	6,596	(80.1)%	4,395	20,097	15,702	(78.1)%
Research and development cost	210	282	72	(25.5)%	669	1,240	571	(46.0)%
General and administrative expense	1,656	5,107	3,451	(67.6)%	6,286	13,458	7,172	(53.3)%
Total operating expense	$3,501	$13,620	$10,119	(74.3)%	$11,350	$34,795	$23,445	(67.4)%

As mentioned previously, historical product sales have consisted of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Except for nominal sales of inventory in the first and third quarters of 2020, we did not generate revenue for the three and nine months ended September 30, 2020 as there has been no significant production subsequent to the fire that occurred during the fourth quarter of 2019. The plant will not be in production during 2020 except for the operation and testing of our improved electrolyzers as part of the V1.25 program.

Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales decreased approximately 80% and 78% for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. Cost of product sales decreased during 2020 due to the suspension of production, resulting from the fire.

Research and development cost included expenditures related to the improvement of the AquaRefining technology. During the three and nine months ended September 30, 2020, research and development costs decreased 26% and 46%, respectively, over the comparable periods in 2019. The decline in research and development cost is primarily the result of management's focus on transitioning to a capital light business strategy.

General and administrative expense decreased approximately 68% and 53% for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The suspension of activities under our Operations, Maintenance and Management Agreement with Veolia, reduced Company payroll and improvements in nearly all other expense categories drove the decrease. For the nine months ended September 30, 2019, we had $5.8 million of non-cash expense related to the Veolia agreement. We also incurred costs of approximately $0.2 million for professional serves fees associated with the sublease of the Alameda facility.

The following table summarizes our other income and interest expense for the three and nine months ended September 30, 2020 and 2019 together with the percentage change in those items (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable	%			Favorable	%
	2020	2019	(Unfavorable)	Change	2020	2019	(Unfavorable)	Change
Other income and (expense)

Insurance proceeds net of related expenses	$1,722	$—	$1,722	n/a	$1,467	$—	$1,467	n/a
Interest expense	(166)	(142)	(24)	16.9%	(513)	(3,234)	2,721	(84.1)%
Interest and other income	18	85	(67)	(78.8)%	43	225	(182)	(80.9)%
Total income (expense), net	$1,574	$(57)	$(1,631)	2861.4%	$997	$(3,009)	$(4,006)	133.1%

Insurance proceeds net of related expenses resulted from collection and payment activity that began in 2020 as a result of the November 2019 fire. Interest expense in 2019 was related primarily to the $5.0 million Interstate Battery convertible note (until January of 2019) and the $10.0 million note payable to Veritex, the successor in interest to Green Bank, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Veritex. On January 24, 2019, we repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. As a result of this debt repayment, we amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense. Interest expense decreased for the nine months ended September 30, 2020 as compared to the same period in 2019 as a result of the Interstate Battery note repayment, the principle debt reduction through scheduled payments on the Veritex loan, along with decreases in the variable interest rate for that note. Interest income decreased for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to lower cash balances during the period.

Liquidity and Capital Resources

As of September 30, 2020, we had total assets of $55.9 million and working capital of $2.4 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(8,992)	$(18,591)
Net cash provided by (used in) investing activities	$6,961	$(9,268)
Net cash provided by financing activities	$91	$22,508

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $9.0 million and $18.6 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation charges, and impairment charge as well as net changes in working capital.

Net cash provided by and used in investing activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $7.0 million and consisted mainly of $9.8 million of insurance proceeds offset by $2.8 million related to purchases of property and equipment. Net cash used by investing activities for the nine months ended September 30, 2019 was $9.3 million and consisted primarily of purchases of fixed assets related to the build-out of our TRIC recycling facility in Nevada. In March of 2019, we disposed of the capital shares of our UK subsidiary, Ebonex IPR, Ltd. The sale price was a nominal cash amount and did not contribute to net cash used in investing activities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of Payroll Protection Program loan proceeds of $0.3 million, partially offset by payments on debt of $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of $9.1 million net proceeds from our January 2019 public offering and $20.3 million net proceeds from our May 2019 public offering. This was offset by a $6.7 million payoff of the Interstate Battery convertible note.

As of September 30, 2020, we had total cash of $5.6 million and working capital of  $2.4 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of insurance proceeds on our fire related claims, the possible sale of certain equipment and assets at TRIC and the sale of equity or debt securities. However, there can be no assurance that we will be able to collect insurance proceeds or acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations. Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Veritex as of the fiscal quarter ends between March 31, 2017 and September 30, 2020. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Veritex for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Veritex determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Veritex would be able to accelerate the payment of all amounts under the loan.

On March 25, 2020, we entered into a Memorandum of Agreement (“MOA”) with Veritex regarding our loan from Veritex.

Pursuant to the MOA, we have agreed to the allocation of proceeds from insurance policies and sales of collateral secured by the loan. We have agreed on the allocation of all insurance proceeds, with the proceeds allocated to Veritex to be used to pay off all amounts outstanding under the loan, approximately $8.5 million as of the date of this report (inclusive of an approximate $500,000 prepayment penalty, netted against a $1,000,000 CD collateral). As of September 30, 2020 we have set aside and escrow account of approximately $7.6 million of insurance proceeds allocated to Veritex to pay off the outstanding balance of the loan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to the Recent Fire at TRIC

We have experienced a fire at our TRIC facility which has caused significant damage and resulted in the suspension of all revenue producing operations. On the evening of November 29, 2019, a fire occurred at our LAB recycling facility at TRIC. The cause of ignition is likely related to on-site contractor work that was being performed on the day of the fire. The fire was substantially contained to the AquaRefining area of the plant, however the fire destroyed or impaired beyond recovery substantially all of the AquaRefining equipment, including all 16 AquaRefining modules, control wiring and other supporting infrastructure. While we continue to assess the economic loss due to the fire, as of the date of this report we estimate the value of the equipment and plant lost or damaged due to the fire to be up to $30 million excluding any business interruption cost recovery. We maintain insurance policies covering a total of up to $50 million of combined property, equipment and business interruption insurance. As of the date of this report, the insurance carriers have paid a total of $22.6 million on the covered claims and we expect the carriers to make additional payments over the coming months up to the presently estimated value of the equipment and plant lost or damaged due to the fire. However, there can be no assurance that we will be able to collect additional insurance proceeds to cover the loss. In the meantime, we have suspended all revenue producing operations pending our clean-up of the fire damage and development of our plan for the overall business. As of the date of this report, we are unable to estimate when we expect to resume any meaningful commercial or revenue producing operations. As of the date of this report, we intend to fund our resumption of commercial operations, in part, through our receipt of insurance proceeds, however there can be no assurance that we will receive additional insurance payments or, if we do, that any such payments will materially contribute to our ongoing costs of operations.

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

Our ability to utilize insurance payments is subject to a memorandum of agreement with our secured lender. As of the date of this report, we are indebted to Veritex Community Bank, or Veritex, the successor in interest to Green Bank, N.A., for approximately $9.1 million ($8.5 million net of issuance costs), which is secured by liens on substantially all of our assets, including the proceeds of any payments made on our insurance claims. Pursuant to the credit agreement governing such indebtedness, Veritex is the loss payee on our insured claims and all funds are paid directly to Veritex, which in turn disburses the proceeds to us subject to their approval. In March 2020, we entered into a memorandum of agreement with Veritex pursuant to which the parties agreed on the allocation of funds from collected insurance payments. Pursuant to the memorandum of agreement, 90% of the initial $5 million and 55% of the next $7.5 million of insurance proceeds will be allocated to us and the balance will be allocated towards the retirement of the Veritex loan. Thereafter, 60% of the next $12.5 million of insurance proceeds has been and will be allocated to us, and the balance towards the repayment of the Veritex loan, until such time as the Veritex loan has been paid in full, after which 100% of all future insurance payouts will be disbursed directly to us. Except as set forth in the memorandum of agreement, all terms and conditions of the credit agreement remain in place and unchanged, including, without limitation, our obligation to make monthly payments under the credit agreement and the effectiveness and enforceability of Veritex’s liens and security interests under the credit agreement. To date, Veritex has disbursed to us funds based on the terms of the memorandum of agreement, however there can be no assurance that Veritex will continue to disburse insurance proceeds in accordance with the memorandum of agreement or that Veritex will not attempt to direct all insurance proceeds to the repayment to Veritex loan in full.

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

Risks Relating to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through September 30, 2020, we generated a total of $11.5 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and Aqua Refined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant-based revenue producing operations pending our clean-up of the fire damage and development of our plan for resuming operations. In June 2020, we began operating the first iteration of Version 1.25L electrolyzers and plan to roll out additional iterations of improvements throughout 2020 leading up to what we believe will be the licensing ready iteration of 1.25L. Our limited operating history of the AquaRefinery, coupled with our development of the Version 1.25L electrolyzers ahead of us, makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we have suspended operations at TRIC;
•	our ability to demonstrate that our AquaRefining technology can be operated on a commercial scale;
•	our ability to profitably operate our AquaRefining process on a commercial scale; and
•	our ability to realize the expected benefits of our strategic partnerships with Clarios and Veolia.

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

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of September 30, 2020, we had total cash of $5.6 million and working capital of $2.4 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of insurance proceeds on our fire related claims and the possible sale of certain equipment and assets at TRIC. However, there can be no assurance that we will be able to collect insurance proceeds or acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

We have elected not to renew our current agreement with Veolia and it is unlikely that we will continue to partner with Veolia. In February 2019, we entered into an Operations, Management and Maintenance Agreement with Veolia North America Regeneration Services, LLC, or Veolia. Pursuant to the Agreement, Veolia agreed to provide development of operations programs, start-up of new equipment and operations, maintenance and management services at our AquaRefining facility at TRIC. As a result of the November 2019 fire at TRIC, we have suspended all operations at TRIC pending our clean-up of the fire damage and development of our plan for resuming operations. In January 2020, we declared a force majeure under the Veolia Operations, Management and Maintenance Agreement and suspended payments to Veolia thereunder. The Veolia Operations, Management and Maintenance Agreement included an initial term expiring March 6, 2021 and an automatic renewal provision unless either party elects not to renew. We have elected not to renew the Veolia Operations, Management and Maintenance Agreement and it is presently scheduled to terminate on March 6, 2021. We continue to speak to Veolia concerning various issues, including the possibility of our partnering with Veolia under a new arrangement, however as of the date of this report there can be no assurance, and it appears unlikely, that we will be able to negotiate and conclude a new arrangement with Veolia on commercially reasonable terms, or at all.

We are subject to restrictive debt covenants that may limit our ability to run our business, finance our capital needs and pursue business opportunities and activities. As of the date of this report, we are indebted to Veritex for approximately $9.1 million ($8.5 million net of issuance costs), which is secured by liens on substantially all of our assets including insurance proceeds. The credit agreement governing such indebtedness contains covenants that limit our ability to take certain actions. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. If we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, since all of the indebtedness to Veritex is secured by substantially all of our assets, a default under the credit facility could enable the debt holder to foreclose on its security interest and attempt to seize our assets. The affirmative and negative debt covenants could materially adversely impact our ability to operate and finance our business. In addition, our default under any of these covenants could subject us to accelerated debt payments or foreclosure proceedings that could threaten our ability to continue as a going concern.

Additionally, we were not in compliance with the minimum debt service coverage ratio covenant on our loan from Veritex as of the fiscal quarter ends between March 31, 2017, and September 30, 2020. We received a waiver for the minimum debt service coverage ratio covenant for those periods. While we expect to continue to receive waivers from Veritex for non-compliance with such covenant, there is no guarantee that we will receive such waivers. If Veritex determines not to grant us a waiver for non-compliance in the future, we would be in default of the loan and Veritex would be able to accelerate the payment of all amounts under the loan.

In the event of the acceleration of the Veritex loan, we will need additional financing to satisfy our obligations under the loan, which additional financing may not be available on reasonable terms or at all. As noted above, as of the date of this report, we are indebted to Veritex for approximately $9.1 million ($8.5 million net of issuance costs). The credit agreement governing such indebtedness contain various affirmative and negative covenants and if we breach any of these covenants, the debt holder could declare a default under the credit agreement, in which case all of the indebtedness may then become immediately due and payable. If the debt under the credit agreement is accelerated, we may not have sufficient funds to make the accelerated payments, in which case we would be required to seek additional funds through various financing sources, most likely through the sale of our equity or debt securities. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. Further, any sale of our equity or equity-linked securities will result in additional dilution to our stockholders.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10340561, 10316420, 10665907, 10689769, allowed 20180355494), Canada (2930945), China (201480071929.1, 201680041675.8, 201580062811.7, 201680041600, 201680041571.7), Europe (3072180, allowed 3221918), Eurasia (32371, 035532, allowed 201791004), South Africa (2016/04083, 2017/08454, 2017/04123, 2017/08455, 2018/04384), South Korea (101739414, 101882932, 101926033, 102096976), Honduras (6074), India (318321), Indonesia (IDP000061176, IDP000066550), Japan (6173595, 6592088, allowed 2018517065), Mexico (357027), OAPI (17808, 18736, 19078), ARIPO (4995), Ukraine (118037, 119580), Vietnam (22588) and Australia (2014353227, 2015350562, 2017213449, allowed 2016260407).

We also have further patent applications pending in the United States and numerous corresponding patent applications pending in 17 additional jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of their principal product to be produced by our AquaRefining technologies, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. Lead price per tonne was approximately $1,763 per tonne at the end of September 2020. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

Shares eligible for future sale may adversely affect the market for our common stock. Of the 61,175,561 shares of our common stock outstanding as of the date of this report, approximately 59,696,091 shares are held by “non-affiliates” and are freely tradable without restriction pursuant to Rule 144. In addition, in June 2020, we entered into an ATM Sales Agreement with B. Riley FBR, Inc., as sales agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, to or through the sales agent. We cannot predict the effect, if any, that future issuances or sales of our securities including sales of shares of our common stock pursuant to the ATM Sales Agreement or the availability of our securities for future issuance or sale, will have on the market price of our common stock. Issuances or sales of substantial amounts of our securities, including sales of our common stock pursuant to the ATM Sales Agreement, or the perception that such issuances or sales might occur, could negatively impact the market price of our common stock and the terms upon which we may obtain additional equity financing in the future.

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27. 2018.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10Q filed on May 9, 2019
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	October 22, 2020	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 22, 2020	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)