Form 10-K
period 2020-12-31
Aqua Metals, Inc.
filed 2021-02-25
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $83,299,276.

The number of shares of the registrant’s common stock outstanding as of February 22, 2021 was 67,139,664.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2020 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

•	our ability to have our Aqua Refining solutions gain market acceptance;
•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
•	the ability to maximize selling value from licensing our technology and selling our equipment to recyclers of lead-acid batteries, or LABs;
•	the timing and success of our plan of commercialization;
•	our ability to demonstrate the operation of our AquaRefining process on a commercial scale;
•	our ability to realize the expected benefits of our strategic partnership with Clarios;
•	the effects of the putative class action and shareholder derivative lawsuits filed against us;
•	the effects of market conditions on our stock price and operating results;
•	our ability to maintain our competitive technological advantages against competitors in our industry;
•	our ability to have our Aqua Refining solutions gain market acceptance;
•	our ability to maintain, protect and enhance our intellectual property;
•	the effects of increased competition in our market and our ability to compete effectively;
•	costs associated with defending intellectual property infringement and other claims;
•	our expectations concerning our relationships with suppliers, partners and other third parties; and
•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and environmental regulations.

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

We completed the development of our first LAB recycling facility at Nevada’s Tahoe Reno Industrial Center, or TRIC, in McCarran, Nevada and commenced production of battery breaking and limited operations during the first quarter of 2017. In April 2017, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics. In April 2018, we commenced the limited production of lead bullion, including AquaRefined lead. In July 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and in October 2018 we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and, in December 2018, we commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery twenty-four hours a day and seven days a week for sustained periods of time. The AquaRefining Aqualyzer produced at or above the target 100 Kg/Hr of production throughput per module of six Aqualyzers or ~ 16-17 Kg/Hr per Aqualyzer and ran sustained endurance runs for over one month several times.

On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the recycling facility at TRIC. The cause of the fire was not due to the technology or process of AquaRefining, but rather due to contracting activities. The fire and related intense heat and smoke caused significant damage to a material amount of equipment in the AquaRefinery area, including all sixteen AquaRefining modules, electrical and tank infrastructure, steel superstructure, control wiring and other supporting infrastructure. The floor to ceiling firewall between the AquaRefining area and the rest of the plant isolated the worst of the damage to the AquaRefining area. The firewall also appears to have spared material damage to much of the key front-end process equipment, such as the battery breaker/separation system, concentrate production area, kettles and ingot casting, water treatment and recovery and other important areas of the plant. The administrative office area also remained intact.

As of the date of the fire, we had in place $50 million dollars in combined property, equipment and business interruption insurance. As of the date of this report, we have received approximately $23.5 million of insurance proceeds from our insurance carriers, of which $7.9 million was used to retire in full a credit facility encumbered by the land, facility and equipment at TRIC. As of the date of this report, we believe that the replacement value of the equipment and plant lost or damaged in the fire will likely be higher. We have also submitted a significant claim on our business interruption policy. We intend to vigorously pursue receipt of insurance proceeds to satisfy in full all of our property, casualty and business interruption losses, subject to the coverage limits. Assets on our balance sheet as of December 31, 2020 that were not affected by the fire total approximately $24.9 million in book value, including the battery breaker, melting kettles, kiln, filter presses, mixing and storage tanks, water recovery system and the building infrastructure plus the land.

Following the November 2019 fire, we have been engaged in the pursuit of a capital light strategy that is based on the pursuit of licensing opportunities within the lead battery recycling marketplace. We believe our capital light business strategy will require less space and less equipment and focus on the needs of our future licensees. As of the date of this report, we have accelerated our capital light business strategy, designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. We believe this path has the potential to maximize shareholder value in that it could be far less capital intensive than a plant rebuild and could be funded solely or primarily from a combination of cash on hand, insurance proceeds and asset dispositions.

During the first half of 2020, we successfully performed test runs on the first and second iterations of our Aqualyzer as part of our V1.25L program. The program consists of three iterations that are classified as V1.25a, V1.25b and the final iteration, V1.25L, the latter of which will be used to create the AquaRefining Aqualyzer package for our equipment supply and licensing offerings. In December 2020, we completed our V1.25L Aqualyzer program on time and under budget, achieving lead production that is 100% greater compared to the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. The V1.25L program concluded with a multi-day endurance run for twenty-four hours and seven days a week that ended on December 24, 2020. The V1.25L doubled the throughput compared to the V1.0 Aqualyzer, resulting in a 50% reduction in the number of Aqualyzers needed for equivalent lead production. The V1.25L also has a lower build cost and reduced assembly time compared to the V1.0 Aqualyzer, which correlates to a 50% decrease in capital expenditures for AquaRefining equipment installations. In addition, Aqualyzer operating expenses have been reduced by greater than 60% compared to the V1.0 Aqualyzer. We believe that the V1.25L Aqualyzer is commercially ready for licensing and sale, and we hope to conclude our initial AquaRefining licensing transaction in the second quarter of 2021, of which there can be no assurance.

Unless otherwise indicated, the terms “Aqua Metals,” “Company,” “we,” “us,” and “our” refer to Aqua Metals, Inc. and its wholly-owned subsidiaries.

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

In recent years, recycled lead has become increasingly important to LAB production. Recycled lead surpassed mined lead in the 1990s and now represents more than 65% of the lead content in new LABs. Whether it is produced from lead ore or recycled LABs, lead has historically been produced by smelting. Smelting is a high-temperature, metallurgical/chemical reduction, energy intensive and often a highly polluting process. As a consequence of the environmental and health issues, lead smelting has become increasingly regulated in many countries. In the U.S., regulatory non-compliance has forced the closure of large lead smelters in Vernon, California, Frisco, Texas and Herculaneum, Missouri over the last several years. In response to increasing environmental regulation over the past three decades, there has been an expansion of LAB smelting capacity in Mexico and other less regulated countries. The resulting transportation of used LABs from where they originate in the U.S. to smelters in Mexico, South Korea, the Philippines and elsewhere is an increasingly significant logistical and global environmental cost.

AquaRefining uses a bio-degradable aqueous solvent and a novel ambient temperature electro-chemical process to produce lead suitable for use in LAB production. Our AquaRefining process produces lead with a purity of 99.996+%, making it the purest lead ever made from a recycling technique that is in fact more pure than lead made from mining processes. We believe that AquaRefining can provide a more efficient production process as compared with alternative methods of producing equivalent grades of lead. For example, licensing the technology to facilities closest to the source of used LABs is more efficient due to minimization of transportation costs and supply chain bottlenecks. On this basis, we believe that AquaRefining reduces environmental plant emissions, health concerns and permitting needs compared with lead smelting. We believe that the combined advantages offered by AquaRefining represent a potential step change in lead recycling technology that includes improved product quality, advantages in footprint and logistics as well as reduced environmental impact.

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

In 2005, secondary lead traded on the LME in a range of $1,000 to $1,200 per metric ton. During 2020, secondary lead traded in a range of approximately $1,600 to $2,000 per metric ton.

As noted above, although lead is traded as a commodity on the LME/SHME, the major sales are directly between producers/traders and users (whom are typically battery manufacturers). The LME daily price is used as the benchmark in forming the basis of physical trades, forward contracts and hedge strategies for both primary and secondary lead. Based on market and product knowledge with buyers of lead in the U.S. and Global lead markets, different grades (termed alloys) of lead are traded at a premium to the base LME price. Lead alloys, which are generally specifically designed for the customer, are also sold at a premium above the base LME, whereas byproducts (generally lead compounds or scrap) are traded at a discount to the LME as they are based on the lead content and its form.

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

AquaRefining Process

We developed AquaRefining to be a cleaner and modular alternative to smelting. Our process has two key elements, both of which are integral to our issued patents and pending-patent applications. The first is our use of a proprietary, non-toxic solvent that dissolves lead compounds. The second is a proprietary electro-chemical process and Aqualyzer that converts the dissolved lead compounds into high purity lead suitable for use in LAB production.

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

Another significant benefit of our process is that we designed our AquaRefining equipment to be manufactured on a purpose-built production line in standard sized Aqualyzers. This is not possible with the smelting process, as smelters need to be constructed on site. This gives us the ability to provide AquaRefining systems with capacities ranging from eight metric tons per day to more than 800 metric tons per day all based on our recently enhanced standard Aqualyzer. We have also developed an integrated software and portal that keeps track of lead production and key operating metrics.

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

Licensing of our Technology

Our recycling facility located at TRIC was used in the previous years to prove out our AquaRefining process. During this time we began continuous production of AquaRefined lead and sold it at a premium to the London Metals Exchange ("LME"). We also received approved lead supplier status from Clarios and we shipped approximately 35,000 ingots directly to their battery manufacturing facility. We have invested over $200 million towards commercialization, filing 62 patent applications and having 51 patents issued or allowed in the U.S. and internationally for lead and other metals.

We have been engaged in the pursuit of a capital light strategy that is based on the pursuit of licensing opportunities within the lead battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. Our capital light business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. We believe this path has the potential to maximize shareholder value in that it could be far less capital intensive than a plant rebuild.

Revenues related to the licensing of our technology may include engineering services, equipment supply and recurring running royalties on lead production.

Clarios Agreements

Equipment Supply Agreement. We entered into an equipment supply agreement dated February 7, 2017 with Clarios, formerly Johnson Controls Inc., pursuant to which we agreed to collaborate on the development of a program for the installation of new greenfield builds and conversion of existing Clarios and certain strategic partners of Clarios existing lead smelters to a lead recycling process utilizing our proprietary and patent-pending AquaRefining technology and equipment, know-how and services. We have agreed with Clarios to develop an appropriate program blueprint, and enter into a definitive development program agreement reflecting that blueprint, pursuant to which we will provide to Clarios and certain strategic partners of Clarios, by way of licensing or sale, the following products and services in the regions of North and South America, Europe and China:

•

AquaRefining technology and the related equipment, engineering and systems integration support sufficient to convert or retrofit existing smelter-based operations and/or the construction of new Clarios and Clarios’ strategic partners’ battery recycling facilities based on our AquaRefining technology;

•	Training, evaluation and certification of Clarios’ operations personnel sufficient for such personnel to competently operate our AquaRefining technology and equipment; and
•	Ongoing technical support, maintenance services and warranties.

We plan to provide the above services and equipment to Clarios on a serviced license basis, including Clarios’ ongoing licensing fees payable to us based on the operational capacity of the AquaRefining equipment supplied by us. We have agreed not to license our AquaRefining technology and equipment to third parties in the aforementioned regions until such time as we and Clarios have agreed on a definitive development program agreement reflecting the above blueprint, including certain matters relating to the initial conversion of a Clarios facility. In June 2019, we entered into an agreement with Clarios to amend the equipment supply agreement pursuant to which we have agreed to use good faith, commercial best-efforts to conclude the discussion and negotiation of, and enter into, a development program agreement no later than the 90th day following our satisfaction of certain performance criteria agreed upon by Clarios and us, however those performance conditions were based on the operation of up to 16 AquaRefining modules at TRIC, which now seems unlikely. If we are unable to agree with Clarios on revised performance standards, we will be unable to sell AquaRefining equipment or license our AquaRefining technology to third-parties until the expiration of the equipment supply agreement in June 2021 or the agreement’s earlier termination. There can be no assurance that we will be able to negotiate and conclude a definitive development program agreement with Clarios on commercially reasonable terms, or at all.

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

Pursuant to the agreement, Clarios has agreed to purchase from us, and we have agreed to sell to Clarios, up to 100% of the recycled lead we produce for automotive applications, other than by way of tolling arrangements, on a monthly basis, unless we receive notice from Clarios six months advance of its intention to purchase less than 100% of our output in any given month. Our agreement with Clarios excludes, and we are free to manufacture and sell to third parties, recycled lead for non-automotive uses, such as stationery batteries for back-up power systems for Internet/Cloud applications or grid scale storage applications. During fiscal year 2020 and 2019, approximately 16% and 69% of our revenues, respectively, were derived from sales to Clarios.

Veolia Agreement

 In February 2019, we entered into an Operations, Management and Maintenance Agreement with Veolia North America Regeneration Services, LLC, or Veolia. Pursuant to the Agreement, Veolia agreed to provide development of operations programs, start-up of new equipment and operations, maintenance and management services at our AquaRefining facility at TRIC. As a result of the November 2019 fire at TRIC, we have suspended all operations at TRIC pending our clean-up of the fire damage and development of our plan for resuming operations. In January 2020, we declared a force majeure under the Veolia Operations, Management and Maintenance Agreement and suspended payments to Veolia thereunder. The Veolia Operations, Management and Maintenance Agreement included an initial term expiring March 6, 2021 and an automatic renewal provision unless either party elects not to renew. We have elected not to renew the Veolia Operations, Management and Maintenance Agreement and it is presently scheduled to terminate on March 6, 2021. See "Risk Factors - Risks Related to Our Business."

Intellectual Property Rights

We regard the protection of our technologies and intellectual property rights as an important element of our business operations and crucial to our success. We endeavor to generate and protect our intellectual property assets through a series of patents, trademarks, internal and external policy and procedures and contractual provisions.

Patent Portfolio

Currently, we have secured six US patents, 40 international patents, and five allowances (all international). In addition to the US patents, we have international patents/allowances in the African Regional Intellectual Property Organization, European Union, the Eurasian Patent Organization, Honduras, India, Indonesia, South Korea, Japan, China, Australia, Canada, African Intellectual Property Organization, Mexico, South Africa, Vietnam, and the Ukraine. We also have 62 US and foreign patent applications pending with patent applications pending in 20 additional non-US jurisdictions across seven distinct patent applications relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. The claims of the granted patents substantially address the same subject matter and are drawn to various aspects of processing lead materials using an aqua refining process. Differences in the claim number and scope are due to local rules and practice.

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

Trademark Portfolio

We have filed for trademark registration in the US and foreign countries for the following trademarks:

•	AQUA METALS (US and 15 foreign countries)
•	AQUAREFINING (US and 11 foreign countries)
•	AQUAREFINE (US only)
•	AQMS (US only)
•	AQUAFIT (US only)

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

Government Regulation

Our operations and the operations of our licensees in the United States will be subject to the federal, state and local environmental, health and safety laws applicable to the reclamation of LABs. While the lead reclamation process itself is generally not subject to federal permitting requirements, depending on how any particular operation is structured, our facilities and the facilities our licensees may have to obtain environmental permits or approvals from federal, state or local regulators to operate, including permits or regulatory approvals related to air emissions, water discharges, waste management, and the storage of LABs on-site should that become necessary. We may face opposition from local residents or public interest groups to the installation and operation of our or our licensee's facilities. Failure to secure (or significant delays in securing) the necessary approvals could prevent us from pursuing some of our planned operations and adversely affect our business, financial results and growth prospects.

In addition to permitting requirements, our operations and the operations of our licensees are subject to environmental health, safety and transportation laws and regulations that govern the management of and exposure to hazardous materials such as the lead and acids involved in LAB reclamation. These include hazard communication and other occupational safety requirements for employees, which may mandate industrial hygiene monitoring of employees for potential exposure to lead. Failure to comply with these requirements could subject our business to significant penalties (civil or criminal) and other sanctions that could adversely affect our business. Changes to these regulatory requirements in the future could also increase our costs, require changes in or cessation of certain activities, and adversely affect the business.

The nature of our operations and the operations of our licensees involves risks, including the potential for exposure to hazardous materials such as lead, that could result in personal injury and property damage claims from third parties, including employees and neighbors, which claims could result in significant costs or other environmental liability. Our operations and the operations of our licensees also pose a risk of releases of hazardous substances, such as lead or acids, into the environment, which can result in liabilities for the removal or remediation of such hazardous substances from the properties at which they have been released, liabilities which can be imposed regardless of fault, and our business could be held liable for the entire cost of cleanup even if we were only partially responsible. Like any manufacturer, we and our licensees are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources. Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party.

As our business expands outside of the United States, our licensed operations will be subject to the environmental, health and safety laws of the countries where we do business, including permitting and compliance requirements that address the similar risks as do the laws in the United States, as well as international legal requirements such as those applicable to the transportation of hazardous materials. Depending on the country or region, these laws could be as stringent as those in the US, or they could be less stringent or not as strictly enforced. In some countries in which we are interested in expanding our business, such as Mexico and China, the relevant environmental regulatory and enforcement frameworks are in flux and subject to change. Therefore, while compliance with these requirements will cause our business to incur costs, and failure to comply with these requirements could adversely affect our business, it is difficult to evaluate such potential costs or adverse impacts until such time as we decide to initiate operations in particular countries outside the United States.

Employees

As of the date of this report, we employ 21 people on a full-time basis. None of our employees are represented by a labor union.

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

Risks Relating to Our Business

We have experienced a fire at our TRIC facility which has caused significant damage and, as a result of the fire, we revised our plans for the commercialization of our AquaRefining technologies. However, there can be no assurance that such plans will be successful. On the evening of November 29, 2019, a fire occurred at our LAB recycling facility at TRIC. The cause of ignition is likely related to on-site contractor work that was being performed on the day of the fire. The fire was substantially contained to the AquaRefining area of the plant, however the fire destroyed or impaired beyond recovery substantially all of the AquaRefining equipment, including all 16 AquaRefining modules, control wiring and other supporting infrastructure.

When we designed and developed TRIC, we did so at a time when our business model assumed that TRIC would be the first of many LAB recycling facilities owned and operated by us. Commencing in 2017, we began to shift our focus away from the development of additional Company-owned LAB recycling facilities and towards the licensing of our AquaRefining technology to partners engaged in LAB recycling. We continued to develop TRIC as a LAB recycling facility for purposes of demonstrating AquaRefining on a commercial scale. However, as a result of the fire and our high costs of capital, we decided that the cost of restoring TRIC to its pre-fire state would not be the best use of our available cash and that we may be able to achieve the benefits of operating 16 AquaRefining modules, namely the demonstration of the scalability of our AquaRefining technologies, through a less costly commercialization program. Commencing in early 2020, we began to focus on licensing opportunities within the $20+ billion lead battery recycling marketplace. We believe this path is far less capital intensive than a rebuild of TRIC to its pre-fire state and we believe this plan could be funded solely or primarily from cash on hand plus any further insurance proceeds and asset disposition of the AquaRefinery. However, there can be no assurance that our revised business model will be successful or that we will acquire the additional capital sufficient to fund our revised business plan.

Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business. We propose to commercially exploit our AquaRefining process primarily by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs, including Clarios, among others. Although we are currently seeking to negotiate such an agreement with Clarios as further discussed herein, as of the date of this report, we have not entered into any such licensing, joint venture or strategic alliance agreements, apart from our equipment supply agreement with Clarios, and there can be no assurance that we will be able to do so on terms that benefit us, if at all. Our ability to enter into licensing, joint ventures and strategic relationships with third parties will depend on our ability to demonstrate the technological and commercial advantages of our AquaRefining process, of which there can be no assurance.  Also, even if we are able to enter into licensing, joint venture or strategic alliance agreements, there can be no assurance that we will be able to obtain the expected benefits of any such arrangements. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, potential additional challenges in protecting our intellectual property, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through December 31, 2020, we generated a total of $11.5 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant-based revenue producing operations and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling. As of the date of this report, we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from our licensing model. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we have suspended operations at TRIC;
•	our ability to demonstrate that our AquaRefining technology can be operated on a commercial scale;
•	our ability to license our AquaRefining process and sell our AquaRefining equipment to recyclers of LABs; and
•	our ability to realize the expected benefits of our strategic partnerships with Clarios and BASF.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our business is dependent upon our successful implementation of novel technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in lead recycling operations are widely used and proven, our AquaRefining process is largely novel and, to date, has been demonstrated on a modest scale of operations. While we have shown that our proprietary technology can produce AquaRefined lead on a small scale, we had just begun to demonstrate that we can produce AquaRefined lead on a commercial scale prior to the November 2019 fire at TRIC. Further, as we endeavored to complete our AquaRefining production line, we continuously encountered unforeseen complications that delayed the ramping up of our AquaRefining modules and the integration of our AquaRefining process with the traditional lead recycling operations. There can be no assurance that we will not encounter similar unforeseen complications as we pursue our revised business model.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2020, we had total cash of $6.5 million and working capital of $4.9 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of insurance proceeds on our fire related claims and the possible sale of certain equipment and assets at TRIC. However, there can be no assurance that we will be able to collect insurance proceeds or acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Our business may be adversely affected by the recent coronavirus outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. At this time, we and most of our partners and suppliers are subject to travel restrictions, shelter in place requirements and limited, if any, operations. The outbreak and any preventative or protective actions that we or our partners and suppliers may take in respect of this coronavirus may result in a period of disruption to work in progress. Our partners’ and suppliers’ businesses could be disrupted, and our ongoing and future recovery from the TRIC fire, resumption of limited V1.25L operations and license negotiations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

Even if our licensees are successful in recycling lead using our processes, there can be no assurance that the AquaRefined lead will meet the certification and purity requirements of our potential customers. A key component of our business plan is the production of recycled lead through our AquaRefining process of the highest purity (at least 99.99% pure lead), which we refer to as AquaRefined lead. We believe that our AquaRefined lead will provide our licensees with a revenue premium over the market price of lead on the London Metal Exchange, or LME, and, more importantly, the ability to produce AquaRefined lead will be vital to confirming the efficacy and relevancy of our proprietary technology. Our licensees and their customers will require that our AquaRefined lead meet certain minimum purity standards and, in all likelihood, require independent assays to confirm the lead’s purity. As of the date of this report, we have produced limited quantities of AquaRefined lead and in November 2018, Clarios confirmed its approval of the purity of our AquaRefined lead by providing to us official vendor approval to receive finished lead at its manufacturing facilities. However, we have not produced AquaRefined lead in significant commercial quantities and there can be no assurance that our licensees will be able to do so or, if our licensees are able to produce AquaRefined lead in significant commercial quantities, that such lead will continue to meet the required purity standards of their customers.

While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that either we or our licensees will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees. Our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs, and more recently, the sale of lead bullion and AquaRefined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. There can be no assurance that our licensees will be able to produce AquaRefined lead in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10665907, 10793957, 10689769, 10340561, 10316420), Canada (2930945), China (201480071929.1, 201680041675.8, 201680041600.X, 201680041571.7, 201580062811.7), Europe (3072180, 3294916, 3221918, and allowed 3483305), Eurasia (32371, 35532, and allowed 201791004), South Africa (2016/04083, 2017/08454, 2017/08455, 2017/04123, 2018/04384), South Korea (101739414, 101882932, 101926033, 102096976), Honduras (80-2019), India (318321), Indonesia (IDP000061176, IDP000066550), Japan (6173595, 6805240, 6775006, 6592088), Mexico (357027), OAPI (17808, 19078, 18736), Ukraine (118037, 119580), Vietnam (22588) Australia (2014353227, 2015350562, 2016260407, 2017213449, and allowed 2016260408, ARIPO (4995, and allowed AP/P/2017/009999), and Chile (allowed 2018-01459).

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. Lead price per tonne was approximately $2,018 at the end of December 2020. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

U.S. government regulation and environmental, health and safety concerns may adversely affect our business. Our operations and the operations of our licensees in the United States will be subject to the federal, state and local environmental, health and safety laws applicable to the reclamation of lead acid batteries including the Occupational Safety and Health Act ("OSHA") of 1970 and comparable state statutes. Our facilities and the facilities of our licensees will have to obtain environmental permits or approvals to expand, including those associated with air emissions, water discharges, and waste management and storage. We and our licensees may face opposition from local residents or public interest groups to the installation and operation of our respective facilities. In addition to permitting requirements, our operations and the operations of  our licensees are subject to environmental health, safety and transportation laws and regulations that govern the management of and exposure to hazardous materials such as the lead and acids involved in battery reclamation. These include hazard communication and other occupational safety requirements for employees, which may mandate industrial hygiene monitoring of employees for potential exposure to lead.

We and our licensees are also subject to inspection from time to time by various federal, state and local environmental, health and safety regulatory agencies and, as a result of these inspections, we and our licensees may be cited for certain items of non-compliance. For example, in August 2018, the Nevada Occupational Safety and Health Administration, or Nevada OSHA, delivered to us a citation and notification of penalty. The citation listed a number of items related to our compliance with Nevada OSHA’s Lead Standard. We reached a settlement agreement with Nevada OSHA on the amount of penalties associated with the citation. We also agreed to engage a lead compliance expert to audit our facility at TRIC for compliance with all provision of the Lead Standard and to generate a written report with findings of any noncompliance, recommended corrective actions, and a time frame to correct the findings of noncompliance. We agreed with Nevada OSHA to correct all findings of noncompliance within the time frame proposed by the lead compliance expert in their report. The lead compliance expert has been engaged, has visited the facility at TRIC and has completed the written report. We have corrected all findings of noncompliance in a timely manner.

Failure to comply with the requirements of federal, state and local environmental, health and safety laws could subject our business and the businesses of our licensees to significant penalties (civil or criminal) and other sanctions that could adversely affect our business. In addition, in the event we are unable to operate and expand our AquaRefining process and operations as safe and environmentally responsible, we and our licensees may face opposition from local governments, residents or public interest groups to the installation and operation of our facilities.

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

Our business involves the handling of hazardous materials and we may become subject to significant fines and other liabilities in the event we mishandle those materials. The nature of our operations involves risks, including the potential for exposure to hazardous materials such as lead, that could result in personal injury and property damage claims from third parties, including employees and neighbors, which claims could result in significant costs or other environmental liability. Our operations also pose a risk of releases of hazardous substances, such as lead or acids, into the environment, which can result in liabilities for the removal or remediation of such hazardous substances from the properties at which they have been released, liabilities which can be imposed regardless of fault, and our business could be held liable for the entire cost of cleanup even if we were only partially responsible. We are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources. Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party. Any such liability could result in judgments or settlements that restrict our operations in a manner that materially adversely effects our operations and could result in fines, penalties or awards that could materially impair our financial condition and even threaten our continued operation as a going concern.

We will be subject to foreign government regulation and environmental, health and safety concerns that may adversely affect our business. As our business expands outside of the United States, our operations will be subject to the environmental, health and safety laws of the countries where we do business, including permitting and compliance requirements that address the similar risks as do the laws in the United States, as well as international legal requirements such as those applicable to the transportation of hazardous materials. Depending on the country or region, these laws could be as stringent as those in the U.S., or they could be less stringent or not as strictly enforced. In some countries in which we are interested in expanding our business, such as Mexico and China, the relevant environmental regulatory and enforcement frameworks are in flux and subject to change. Compliance with these requirements will cause our business to incur costs, and failure to comply with these requirements could adversely affect our business.

In the event we are unable to present and operate our AquaRefining process and operations as safe and environmentally responsible, we may face opposition from local governments, residents or public interest groups to the installation and operation of our facilities.

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since January 1, 2020, the reported high and low sales prices of our common stock have ranged from $0.33 to $8.06 through February 22, 2021. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	actual or anticipated variations in our and our competitors’ results of operations and financial condition;
•	changes in earnings estimates or recommendations by securities analysts, if our shares are covered by analysts;
•	development of technological innovations or new competitive products by others;
•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;
•	our sale or proposed sale, or the sale by our significant stockholders, of our shares or other securities in the future;
•	changes in key personnel;
•	success or failure of our research and development projects or those of our competitors;
•	the trading volume of our shares; and
•	general economic and market conditions and other factors, including factors unrelated to our operating performance.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our shares and result in substantial losses being incurred by our investors. In the past, following periods of market volatility, public company stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could impose a substantial cost upon us and divert the resources and attention of our management from our business.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline. The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline. In addition, independent industry analysts may provide reviews of our AquaRefining technology, as well as competitive technologies, and perception of our offerings in the marketplace may be significantly influenced by these reviews. We have no control over what these industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our products and platform capabilities or view us as a market leader.

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

Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock. We cannot predict the effect, if any, that future issuances or sales of our securities or the availability of our securities for future issuance or sale, will have on the market price of our common stock. Issuances or sales of substantial amounts of our securities, or the perception that such issuances or sales might occur, could negatively impact the market price of our common stock and the terms upon which we may obtain additional equity financing in the future.

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

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company. Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any our directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us or any our directors, officers or other employees governed by the internal affairs doctrine. This forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers or other employees.

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

We have developed and own a 136,750 square foot LAB recycling facility on 11.73 acres of land located in TRIC, a 107,000-acre park located nine miles east of Reno, Nevada on I-80. We have entered into an Industrial Lease Agreement with LINICO Corporation, or LiNiCo, dated February 15, 2021 pursuant to which we have leased the TRIC facility to LiNiCo. The lease commences April 1, 2021 and expires on March 31, 2023. During the lease term, LiNiCo has the option to purchase the land and facilities at a purchase price of $14.25 million if the option is exercised and the sale is completed by October 1, 2022 and $15.25 million if the option is exercised and the sale is completed after October 1, 2022 and prior to March 31, 2023. The purchase option is subject to LiNiCo’s payment of a nonrefundable deposit of $1.25 million by October 15, 2021 and a second nonrefundable deposit of $2 million by November 22, 2022, both of which will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LiNiCo will be responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LiNiCo’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease. The lease agreement allows us to retain the use of a portion of the facility for our ongoing research and development activities, including operation of the lab and the use of office space.

With respect to the portion of the facility that was damaged in the November 2019 fire, consisting of approximately 30,000 square feet, we our obligated to complete the clean-up of the damaged area, at our expense, by July 31, 2021 and repair all damage to the damaged area, at our expense, by November 15, 2021. With regard to the equipment on-site at TRIC, we have granted LiNiCo the right of first offer to purchase any equipment we offer for sale. The lease agreement contains customary representations, warranties and indemnities on the part of both parties.

Item 3.	Legal Proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against the Company, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased the Company’s securities between May 19, 2016 and November 9, 2017, against us, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleges the defendants made false and misleading statements concerning the Company’s lead recycling operations and conducted deceptive site visits in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with the Company’s November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety and the plaintiff subsequently filed its opposition to the motion. In an order dated August 14, 2019, the Court granted in part, and denied in part, the defendants’ motion to dismiss. The Court granted the motion to dismiss the Securities Act Section 11 claim and the Exchange Act Section 10(b) and Rule 10b-5 claim based on alleged false and misleading statements and gave the plaintiffs leave to amend to address the deficiencies. The Court denied the motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims regarding site visits. On September 20, 2019, the plaintiffs filed a Second Amended Complaint that dropped the Securities Act Section 11 claim but otherwise alleges the same claims as were alleged previously. The Second Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On November 1, 2019, the defendants filed a motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims in the Second Amended Complaint based on alleged false and misleading statements, but not the claims regarding site visits. In an Order dated November 16, 2020, the Court granted the motion and dismissed with prejudice the claim based on alleged false and misleading statements. The Company denies that the claims in the Second Amended Complaint have any merit and the Company intends to vigorously defend the action.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against the Company and certain of its current and former executive officers and directors, Stephen R. Clarke, Selwyn Mould, Thomas Murphy, Mark Weinswig, Vincent DiVito, Mark Slade and Mark Stevenson. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-00201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally allege that certain of the Company’s officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. The complaints seek unspecified damages and plaintiffs’ attorneys’ fees and costs. The parties have entered into a stipulation staying the action. The individual defendants deny that the claims in the shareholder derivative action have any merit and intend to vigorously defend the action.

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

	2020		2019
	High	Low	High	Low
First Quarter	$0.99	$0.34	$4.18	$1.80
Second Quarter	$1.40	$0.38	$3.10	$1.51
Third Quarter	$1.27	$0.87	$2.06	$1.54
Fourth Quarter	$3.09	$0.88	$1.91	$0.42

Holders of Record

As of February 22, 2021, there were ten holders of record of our common stock.

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

In 2019, our board of directors adopted the Aqua Metals, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). A total of 11,500,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and warrants, and the number of securities remaining available for future issuance, under our equity compensation plan at December 31, 2020.

Number of
	Number of			Securities
	Securities to be		Weighted-	Remaining
	Issued Upon		Average Exercise	Available for
	Exercise of		Price of	Future Issuance
	Outstanding		Outstanding	Under Equity
	Options, Warrants		Options and	compensation
	and Rights		Warrants	Plans
Equity compensation plans approved by stockholders	6,171,839	(1)	$2.96	3,398,870
Equity compensation plans not approved by stockholders	943,500	(2)	$4.22	—

(1) Includes 547,673 shares relating to outstanding options and 5,624,166 relating to restricted stock units under our stock-based compensation plans.

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

We completed the development of our LAB recycling facility at TRIC, and commenced production of battery breaking and limited operations during the first quarter of 2017. In April 2017, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics. In April 2018, we commenced the limited production of lead bullion, including AquaRefined lead. In July 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and in October 2018, we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and in December 2018, we commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery 24 hours a day and 7 days a week for sustained periods of time. The AquaRefining Aqualyzers produced at or above the target 100 Kg/Hr of production throughput per module of six Aqualyzers or ~16-17 Kg/Hr per Aqualyzer and ran sustained endurance runs for over one month several times.

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

As of December 31, 2020, we have received approximately $23.4 million of insurance proceeds from our insurance carriers. Based on our estimates, as of the date of this report, we believe that the replacement value of the equipment and plant lost or damaged in the fire will likely be higher. We have also submitted a significant claim on our business interruption cost recovery. We intend to vigorously pursue receipt of insurance proceeds to satisfy in full all of our property, casualty and business interruption losses, subject to the coverage limits. Assets on our balance sheet as of December 31, 2020 that were not affected by the fire total approximately $24.9 million in book value, including the battery breaker, melting kettles, kiln, filter presses, mixing and storage tanks, water recovery system and the building infrastructure plus the land. Our policy in place at the time of the fire includes up to $50 million in combined property, equipment and business interruption insurance.

During the first half of 2020, we successfully performed test runs on the first and second iterations of our Aqualyzer as part of our V1.25L program. The program consists of three iterations that are classified as V1.25a, V1.25b and the final iteration, V1.25L, the latter of which will be used to create the AquaRefining Aqualyzer package for our equipment supply and licensing offerings. During the fourth quarter of 2020, we completed our V1.25L Aqualyzer program on time and under budget, achieving lead production that is 100% greater compared to the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. The Company previously guided a 20% increase of throughput, yet the V.125L Aqualyzer surpassed that guidance by 500%. The V1.25L program concluded with a multi-day 24/7 endurance run that ended on December 24, 2020. These results should positively impact capital and operating expenses for our future equipment supply and licensee customers. The doubling of throughput results in a 50% reduction in the number of Aqualyzers needed for equivalent lead production. V1.25L also has a lower build cost and reduced assembly time compared to the V1.0 Aqualyzer, which correlates to a 50% decrease in capital expenditures for Aqua Metals equipment installations. In addition, Aqualyzer operating expenses have been reduced by greater than 60% compared to the V1.0 Aqualyzer, with the combined impact of improvements in automation and increased throughput. The current design has a single button start and stop functionality with no manual interaction required during operation, along with automated maintenance capability. The 60% reduction in operating expenses and 50% reduction in capital expenditures greatly exceeds the targets that were set in early 2020.

Our business model focus is on global licensing opportunities to incorporate AquaRefining in the recycling industry.

We have been engaged in the pursuit of a capital light strategy that is based on the pursuit of licensing opportunities within the lead battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. Our capital light business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. We believe this path has the potential to maximize shareholder value in that it could be far less capital intensive than a plant rebuild.

During the year ended December 31, 2020, we issued 3,217,426 shares of common stock pursuant to an At the Market Issuance Sales Agreement ("ATM") for net proceeds of $3.7 million.

Results of Operations for the Fiscal Year Ended December 31, 2020 Compared to the Fiscal Year Ended December 31, 2019

           Our lead recycling facility was not in production during 2020 due to the fire that occurred in November of 2019 and the acceleration of our licensing strategy. During the year ended December 31, 2020, revenue resulted from the sale of inventory consisting of lead compounds that were generated during pre-fire operations. During the year ended  December 31, 2019, product sales consisted of lead bullion, lead compounds and plastics that were generated through the AquaRefining process. The following table summarizes results of operations with respect to the items set forth below for the twelve months ended December 31, 2020 together with the percentage change from the twelve months ended  December 31, 2019 for those items (in thousands).

	Year ended December 31,
			Favorable	%
	2020	2019	(Unfavorable)	Change
Product sales	$108	$4,874	$(4,766)	(98)%
Cost of product sales	5,476	24,799	19,323	78%
Research and development cost	1,027	1,555	528	34%
General and administrative expense	8,998	19,314	10,316	53%
Total operating expense	$15,501	$45,668	$30,167	66%

Except for nominal sales of inventory, we did not generate revenue during the twelve months ended December 31, 2020 as there has been not significant production subsequent to the year ended December 31, 2019. The plant was not in production during 2020 except for the operation and testing of our improved Aqualyzers as part of the V1.25 program.

Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs, insurance, travel and overhead costs. Cost of product sales decreased approximately 78% for the twelve months ended December 31, 2020, as compared to the twelve months ended December 31, 2019. Cost of product sales decreased during 2020, due to the discontinuation of commercial production at the AquaRefinery.

Research and development cost included expenditures related to the improvement of the AquaRefining technology. During the twelve months ended December 31, 2020, research and development costs decreased approximately 34% from the comparable period in 2019. The decline in research and development cost is primarily the result of staff reduction and management's focus on expediting our transition to a capital light business strategy.

General and administrative expense decreased approximately 53% for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019. The suspension of activities under our Operations, Maintenance and Management Agreement with Veolia, reduced Company payroll and improvements in nearly all other expense categories drove the decrease. For the twelve months ended December 31, 2019, we had $9.0 million of non-cash expense related to the Veolia agreement.

The following table summarizes our other income and interest expense for the years ended December 31, 2020 and December 31, 2019 together with the percentage change in those items (in thousands).

	Year ended December 31,
			Favorable	%
	2020	2019	(Unfavorable)	Change
Other (expense) income

Insurance proceeds net of related expenses	$2,946	$(792)	$3,738	472%
Impairment expense	$(11,741)	$—	$(11,741)	—%
Interest expense	$(1,620)	$(3,477)	$1,857	(53)%
Interest and other income	$48	$270	$(222)	(82)%

Insurance proceeds net of related expenses resulted from collection and payment activity that began in 2020 as a result of the November 2019 fire. In connection with our year-end accounting, we recognized a non-cash impairment charge for the year ended December 31, 2020 of $11.7 million, subsequent to an analysis of our fixed assets and a write-down to fair market values. Historically, interest expense has been related primarily to the $5.0 million Interstate Battery convertible note and the $10.0 million note payable to Veritex Community Bank, the successor in interest to Green Bank, amortization of debt issuance costs incurred in connection with both of these notes, as well as an accrual for the USDA guarantee fee on the $10.0 million note to Veritex. On January 24, 2019, we repaid Interstate Battery the outstanding principal and interest on the convertible debt in the amount of $6.7 million. As a result of this debt repayment, we amortized the remaining discount on the note of $2.6 million and remaining deferred financing expenses of $20,000 to interest expense. On December 10, 2020, we retired the loan with Veritex. As part of the loan payoff, we expensed the remaining unamortized loan costs of $0.6 million. In addition, we incurred a prepayment penalty of $0.4 million, which is also included in interest expense. Interest income decreased for the twelve months ended December 31, 2020 compared to the same period in 2019 due to lower cash balances during the year.

Liquidity and Capital Resources

As of December 31, 2020, we had total assets of $35.1 million and working capital of $4.9 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(11,028)	$(25,177)
Net cash provided by (used in) investing activities	$6,633	$(10,574)
Net cash provided by financing activities	$3,354	$22,434

Net cash used in operating activities

Net cash used in operating activities for the years ended December 31, 2020 and December 31, 2019 was $11.0 million and $25.2 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, and stock-based compensation charges as well as net changes in working capital. During the year ended December 31, 2020, we recognized an $11.7 million expense for impairment on fixed assets and $0.5 million for the elimination of our asset retirement obligation. During the year ended December 31, 2019, we recognized non-cash payments to Veolia of approximately $9.0 million for shares issued and warrant expense.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the year ended  December 31, 2020 was $6.6 million compared to net cash used in investing activities of $10.6 million for the year ended December 31, 2019. Net cash used in investing activities during each of these periods consists primarily of purchases of fixed assets and insurance proceeds received.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2020 consisted of $3.7 million net proceeds from ATM shares sales. Net cash provided by financing activities for the year ended December 31, 2019 consisted of $29.4 million in net proceeds from two public share offerings, which was partially offset by a $6.7 million payoff of the Interstate Battery convertible note.

As of December 31, 2020, we had total cash of $6.5 million and working capital of $4.9 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs over the next twelve months and move forward with our capital light licensing strategy. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. We intend to seek funds through the recovery of potential remaining insurance proceeds and the possible sale of equipment that is not required for our capital light strategy. However, there can be no assurance that such funds will be available. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease. We periodically evaluate our property and equipment assets for indications that the carrying amount of an asset may not be recoverable. At December 31, 2020, management reviewed the remaining estimated lives of our long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. We evaluate the need to record impairment during each reporting period. We determined that the remaining useful lives of the equipment has decreased due to our focus on a capital light strategy. We recognized a $11.7 million impairment during the period. The impairment expense included a write-down of $7.7 million to equipment under construction that was not yet capitalized. In addition, certain other equipment was written down by $4.0 million to fair values, resulting in the acceleration to depreciation for identified assets.

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

Asset retirement obligations

We have historically recorded the fair value of estimated asset retirement obligations associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations were initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to operating expense. In addition, asset retirement costs were capitalized as part of the related asset’s carrying value and are depreciated on a straight-line basis over the assets’ respective useful lives. Due to the change in the primary use of the Company's McCarran, Nevada facility, the Written Determination issued to the Company requiring the Facility Closure Trust deposit was terminated by the NDEP on December 9, 2020. As a result of this termination, the Trust account was closed and the Trustee reimbursed the Company the entire balance of the Trust account. As a result of the elimination of the Trust obligation and the refund of the balance, the original amount of the estimated closure cost that was capitalized and the accumulated accretion were written off.

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

Insurance Proceeds

On November 29, 2019, there was a fire in the Aqua Refining area of the TRIC facility. The Company recorded an insurance proceeds receivable balance of $19.9 during the fourth quarter of 2019, which was limited by GAAP accounting standards to the net book value of assets written off as a result of the fire. The insurance proceeds receivable balance has been reduced to zero as insurance payments have exceeded the total established insurance proceeds receivable amount. Any amounts received in excess of that total are reported as other income. As of December 31, 2020, the Company has received $23.4 million in insurance payments as a result of the fire damage. Subsequent to year end, the Company received an additional $0.1 million of insurance proceeds. The Company has also determined that it is probable to receive additional insurance payments.

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

Recent accounting pronouncements

See discussion of recent accounting pronouncements in Note 2 of the Consolidated Financial Statements located in Item 8 in this Annual Report.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in the future years (in thousands):

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$888	$661	$227	$—	$—
Notes payable	332	29	176	127	—
	$1,220	$690	$403	$127	$—

Note: Excludes a finance lease with a current liability of $6 and a non-current liability of $20.

Operating lease obligations

We lease our Alameda, California and McCarran, Nevada spaces under non-cancelable operating leases, expiring in 2022 and 2021, respectively. On February 4, 2019, we entered into a sublease agreement effective as of February 1, 2019 for the Alameda, California facility. The term of the sublease commenced on February 4, 2019, and ends on May 31, 2022. The above obligations do not include partially offsetting sublease income of approximately $0.7 million for the remainder of the Alameda lease agreement.

Finance lease obligation

We currently maintain one finance lease for equipment. Our finance lease is immaterial to our consolidated financial statements.

Long-term debt

Aqua Metals Reno, Inc. entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan was twenty-one years. We paid the balance of the loan on December 10, 2020. The current balance consists of amounts due related to the Payment Protection Program (PPP) loans. See Note 11 in the accompanying notes to the consolidated financial statements for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and restricted cash balances as of December 31, 2020 consisted of cash and cash equivalents. During 2020, our primary exposure to market risk was interest expense related to our debt with Veritex Bank. The interest rate on this loan adjusted on the first day of each calendar quarter equal to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published by the Wall Street Journal. However, we paid off the entire amount due to Veritex in December 2020 and no longer are exposed to this risk. We experience market risk with respect to the volatility of lead commodity prices. The purchase price of our primary raw material used lead acid batteries (used LABs), and the sales price of our lead-based finished products are based on commodity pricing. Due to the relatively short turnaround between the purchase of used LABs and the sale of our finished goods, we believe the risk is minimized.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aqua Metals, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aqua Metals, Inc. and Subsidiaries (collectively the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Property and Equipment — Refer to Note 5 to the Consolidated Financial Statements

Critical Audit Matter Description

On November 29, 2019, there was a fire in the AquaRefining area of the Company's plant in the Tahoe Reno Industrial Center in McCarran, Nevada.  As a result of the fire, during the year ended December 31, 2019, the Company determined that property and equipment that were damaged had become impaired and wrote them down by $22.4 million.  During the year ended December 31, 2020, management transitioned the Company's business model from the development of additional Company-owned lead-acid battery recycling facilities to a focus on global licensing opportunities to incorporate AquaRefining in the recycling industry.  Due to the shift in the Company's business model, during the year ended December 31, 2020, the Company conducted a review of its property and equipment for impairment and, as a result, recognized an impairment expense of $11.7 million with respect to the write-down of equipment to fair value.  The impairment expense included a write-down of $7.7 million to equipment under construction that was not yet capitalized.  In addition, certain other equipment was written down by $4.0 million to fair value, resulting in the acceleration of accumulated depreciation for identified property and equipment.

Given these factors and assumptions, the related audit effort to evaluate management's property and equipment impairment adjustments was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's property and equipment impairment methodology included the following:

●	We obtained the Company's impairment analysis and valuation report, selected a sample of property and equipment items and performed the following procedures:
o	Evaluated the facts and circumstances surrounding the impairment analysis for accuracy and reasonableness, including observation of the fire damaged area of the plant.
o	Inquired of management and the operations team in order to obtain an understanding of the strategic shift of the Company's business.
o	Verified the property and equipment included in the impairment analysis were recorded at the proper value before impairment.
o	Verified that the population of property and equipment evaluated was complete.
●	We utilized specialists to perform the following procedures:
o	Evaluated the reasonableness of the assumptions, data, methodology and models used in the valuation report.
o	Performed corroborative calculations for the various analyses, confirming that the methodologies, inputs and calculations appeared accurate.
o	Performed appropriate mathematical checks and benchmarking analyses related to the assumptions, data, methodology and models used in the valuation report.

We have served as the Company's auditor since 2014.

/s/ ArmaninoLLP San Ramon, California

February 25, 2021

AQUA METALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$6,533	$7,575
Accounts receivable	32	244
Insurance proceeds receivable	—	17,446
Inventory	1,091	1,257
Prepaid expenses and other current assets	702	981
Total current assets	8,358	27,503

Non-current assets
Property and equipment, net	24,883	37,643
Intellectual property, net	819	999
Other assets	1,078	3,309
Total non-current assets	26,780	41,951

Total assets	$35,138	$69,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,552	$4,829
Accrued expenses	1,253	4,133
Lease liability, current portion	620	552
Notes payable, current portion	29	296
Total current liabilities	3,454	9,810

Lease liability, non-current portion	242	861
Asset retirement obligation	—	790
Notes payable, non-current portion	303	8,404
Total liabilities	3,999	19,865

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 64,461,065 and 57,997,780 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	64	58
Additional paid-in capital	196,728	189,422
Accumulated deficit	(165,653)	(139,891)
Total stockholders’ equity	31,139	49,589

Total liabilities and stockholders’ equity	$35,138	$69,454

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019
Product sales	$108	$4,874

Operating cost and expense
Cost of product sales	5,476	24,799
Research and development cost	1,027	1,555
General and administrative expense	8,998	19,314
Total operating expense	15,501	45,668

Loss from operations	(15,393)	(40,794)

Other income and expense
Insurance proceeds net of related expenses	2,946	(792)
Impairment expense	(11,741)	—
Interest expense	(1,620)	(3,477)
Interest and other income	48	270

Total other expense, net	(10,367)	(3,999)

Loss before income tax expense	(25,760)	(44,793)

Income tax expense	(2)	(2)

Net loss	$(25,762)	$(44,795)

Weighted average shares outstanding, basic and diluted	60,861,450	52,263,885

Basic and diluted net loss per share	$(0.42)	$(0.86)

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

December 31, 2018	38,932,437	$39	$145,147	$(95,096)	$50,090

Stock-based compensation	—	—	4,206	—	4,206
Warrants issued related to Veolia agreement	—	—	5,780	—	5,780
Common stock issued upon RSU vesting	854,064	1	—	—	1
Common stock issued for consulting services	2,036,279	2	4,925	—	4,927
Common stock issued in January 2019 public offering, net of $739 transaction costs	5,175,000	5	9,058	—	9,063
Common stock issued in May 2019 public offering, net of $1,683 transaction costs	11,000,000	11	20,306	—	20,317
Net loss	—	—	—	(44,795)	(44,795)

Balances, December 31, 2019	57,997,780	$58	$189,422	$(139,891)	$49,589

Stock-based compensation	—	—	3,569	—	3,569
Common stock issued upon RSU vesting	3,178,337	3	—	—	3
Common stock issued for consulting services	67,522	—	64	—	64
Common stock issued for ATM share sales, net of $216 transaction costs	3,217,426	3	3,673	—	3,676
Net loss	—	—	—	(25,762)	(25,762)

Balances, December 31, 2020	64,461,065	$64	$196,728	$(165,653)	$31,139

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,762)	$(44,795)
Reconciliation of net loss to net cash used in operating activities
Depreciation	2,231	3,899
Amortization of intellectual property	180	182
Accretion of asset retirement obligation	45	46
Fair value of common stock issued for consulting services	64	4,925
Stock-based compensation	3,572	4,206
Warrant expense	—	5,780
Amortization of deferred financing costs	607	56
Non-cash convertible note interest expense	—	2,556
Non-cash interest expense	—	95
Loss on sale of Ebonex asset	—	90
Loss on sale of equipment	90	149
Impairment of equipment	11,741	—
Retirement of asset retirement obligation	521	—
Changes in operating assets and liabilities
Accounts receivable	212	481
Inventory	166	(492)
Prepaid expenses and other current assets	280	(612)
Accounts payable	(1,999)	823
Accrued expenses	(2,448)	(2,031)
Deferred rent	—	(35)
Other assets and liabilities	(528)	(500)
Net cash used in operating activities	(11,028)	(25,177)
Cash flows from investing activities:
Purchases of property and equipment	(3,363)	(12,802)
Proceeds from sale of equipment	162	—
Equipment deposits and other assets	(4)	(272)
Insurance proceeds	9,838	2,500
Net cash provided by (used in) investing activities	6,633	(10,574)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	3,676	29,380
Proceeds from PPP loan	332	—
Payments on notes payable	(654)	(295)
Payments on convertible note	—	(6,651)
Net cash provided by (used in) financing activities	3,354	22,434
Net decrease in cash, cash equivalents and restricted cash	(1,041)	(13,317)
Cash, cash equivalents and restricted cash at beginning of period	7,575	20,892
Cash, cash equivalents and restricted cash at end of period	$6,534	$7,575

AQUA METALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Continued)

	Year ended December 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,044	$697
Cash paid for income taxes	$2	$2

Non-cash financing activities
Fair value of common stock issued to consultants	$64	$4,925

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$1,280	$(1,921)
Change in property and equipment resulting from change in accrued expenses	$431	$(928)
Change in equity resulting from change in accrued expenses	$24	$1,300
Change in property and equipment resulting from fire damaged assets written off	$—	$(19,946)
Change in insurance proceeds receivable resulting from fire	$—	$17,446
Change in other assets to extinguish notes payable	$8,653	$—
Change in insurance proceeds receivable resulting from insurance funds held in escrow	$7,938	$—

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

1.	Organization and Operations

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of equipment supply, technology licensing and related services for recycling lead through a novel, proprietary and patented process the Company developed and named AquaRefining™. Prior to November 29, 2019, the Company was engaged in the business of lead recycling through its patented and patent-pending AquaRefining technology. Following a fire at its lead recycling facility on November 29, 2019, the Company's business model has transitioned to a focus on global licensing opportunities to incorporate AquaRefining in the recycling industry.

Unlike smelting, AquaRefining is a room temperature, water-based process that emits less pollution than smelting, the traditional method of lead recycling. The Company built its recycling facility in Nevada’s Tahoe Reno Industrial Center (“TRIC”) in McCarran, Nevada. The Company commenced the shipment of products for sale, consisting of lead compounds and plastics in April 2017, and through March 31, 2018 substantially all revenue was derived from the sale of lead compounds and plastics. In April 2018, the Company commenced the limited production of lead bullion, including AquaRefined lead. In July 2018, the Company commenced the sale of pure AquaRefined lead in the form of two tonne blocks and in October 2018, the Company commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, the Company received official vendor certification from Clarios for its AquaRefined lead and, in December 2018, the Company commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, the Company operated its demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery 24 hours a day and seven days a week for sustained periods of time. The AquaRefining Aqualyzers produced at or above the target 100 Kg/Hr of production throughput per module of six Aqualyzers or ~ 16-17 Kg/Hr per Aqualyzer and ran sustained endurance runs for over one month several times.

During the first half of 2020, the Company successfully performed test runs on the first and second iterations of its Aqualyzer as part of the V1.25L program. The program consists of three iterations that are classified as V1.25a, V1.25b and the final iteration, V1.25L, the latter of which will be used to create the AquaRefining Aqualyzer package for equipment supply and licensing offerings. In December, 2020, Aqua Metals completed the V1.25L Aqualyzer program on time and under budget, achieving lead production that is 100% greater than the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. The V1.25L program concluded with a multi-day 24/7 endurance run that ended on December 24th. The doubling of throughput results in a 50% reduction in the number of Aqualyzers needed for equivalent lead production.

Liquidity and Management Plans

The Company generated revenues of $0.1 million and $4.9 million during the years ended December 31, 2020 and December 31, 2019, respectively. The Company had net losses of $25.8 million and $44.8 million for the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the Company’s cash balance was $6.5 million. As of the date of this report, the Company believes it may require additional capital, in order to fund its current level of ongoing costs over the next twelve months and move forward with its capital light licensing strategy.

2.	Summary of Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements include those of Aqua Metals, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Use of estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount and valuation of long-lived assets, valuation allowances for deferred tax assets, the determination of fair value of estimated asset retirement obligations, the determination of stock option expense and the determination of the fair value of stock warrants issued. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents. The Company maintains its cash balances in large financial institutions. Periodically, such balances may be in excess of federally insured limits.

Accounts receivable

The Company has traditionally sold its products to large well-established companies and extends credit without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. In the event that payment of a customer’s account receivable is doubtful, the Company would reserve the receivable under an allowance for doubtful accounts. As of December 31, 2020, the Company did not have a trade accounts receivable balance and, therefore, has not created any reserve for doubtful accounts. The accounts receivable balance as of December 31, 2020 was related to the return of product to a vendor.

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

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease. We periodically evaluate our property and equipment assets for indications that the carrying amount of an asset may not be recoverable. At December 31, 2020, management reviewed the remaining estimated lives of our long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. We evaluate the need to record impairment during each reporting period. We determined that the remaining useful lives of the equipment has decreased due to our focus on a capital light strategy. We recognized a $11.7 million impairment during the period. The impairment expense included a write-down of $7.7 million to equipment under construction that was not yet capitalized. In addition, certain other equipment was written down by $4.0 million to fair values, resulting in the acceleration to depreciation for identified assets.

Intangible and other long-lived assets

Intangible assets consist of patent applications contributed to the Company by five founding stockholders and patent applications for technology developed by the Company. The useful life of this intellectual property has been determined to be ten years and the assets are being amortized straight-line over this period. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. The Company evaluates the need to record impairment during each reporting period. As of December 31, 2020, the Company determined that the estimated life of the intellectual property properly reflected the current remaining economic life of the asset.

Asset retirement obligations

The Company has recorded the fair value of estimated asset retirement obligations associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is an obligation for closures and/or site remediation at the end of the assets’ useful lives. These obligations are initially estimated based on discounted cash flow estimates and are accreted to full value over time through charges to operating expense. In addition, asset retirement costs have been capitalized as part of the related asset’s carrying value and are depreciated on a straight-line basis over the assets’ respective useful lives. Due to the change in the primary use of the Company's McCarran, Nevada facility, the Written Determination issued to the Company requiring the Facility Closure Trust deposit was terminated by the NDEP on December 9, 2020. As a result of this termination, the Trust account was closed and the Trustee reimbursed the Company the entire balance of the Trust account. As a result of the elimination of the Trust obligation and the refund of the balance, the original amount of the estimated closure cost that was capitalized and the accumulated accretion was written off.

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

Insurance Proceeds

On November 29, 2019, there was a fire in the Aqua Refining area of the TRIC facility. The Company recorded an insurance proceeds receivable balance of $19.9 during the fourth quarter of 2019, which was limited by GAAP accounting standards to the net book value of assets written off as a result of the fire. The insurance proceeds receivable balance has been reduced to zero as insurance payments have exceeded the total established insurance proceeds receivable amount. Any amounts received in excess of that total are reported as other income. As of December 31, 2020, the Company has received $23.4 million in insurance payments as a result of the fire damage. Subsequent to year end, the Company received an additional $0.1 million of insurance proceeds. The Company has also determined that it is probable to receive additional insurance payments.

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

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

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

There are no assets or liabilities that are measured at fair value on a recurring basis at December 31, 2020 or December 31, 2019.

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

	Year Ended December 31,
Excluded potentially dilutive securities (1):	2020	2019

Options to purchase common stock	1,387,673	3,463,692
Unvested restricted stock	5,624,166	259,792
Financing warrants to purchase common stock	103,500	4,805,747
Total potential dilutive securities	7,115,339	8,529,231

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

Concentration of Credit Risk

Revenues from the following customers each represented at least 10% of total revenue for the years ended December 31, 2020 and December 31, 2019. The Company did not have an accounts receivable (trade) balance as of  December 31, 2020. Clarios represented all of our accounts receivable (trade) balance as of  December 31, 2019.

			Accounts Receivable (Trade)
	Revenue		As of December 31,
	2020	2019	2020	2019

Clarios (successor of Johnson Controls Battery Group, Inc.)	16%	69%	—%	100%
P. Kay Metals	84%	28%	—%	—%

Substantially all of the chemicals used in our refining process has been provided by one supplier. Historically, the supply of used lead acid batteries has been provided by two vendors. The Company did not purchase any used lead acid batteries during the year ended  December 31, 2020. The table below indicates the percentage of used batteries provide by our two primary suppliers during the years ended  December 31, 2020 and December 31, 2019.

	2020	2019

Supplier A	—%	69%
Supplier B	—%	30%

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2020 that are of significance or potential significance to the Company.

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

The Company was not in commercial production in 2020. The nominal revenue generated during the year ended  December 31, 2020, resulted from the sale of inventory. Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of our revenue during the years ended December 31, 2020 and December 31, 2019.

4.	Inventory, net

Inventory consisted of the following (in thousands):

	December 31,
	2020	2019

Finished goods	$2	$47
Work in process	247	322
Raw materials	842	888
	$1,091	$1,257

5.	Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

		December 31,
Asset Class	Useful Life (Years)	2020	2019

Operational equipment	3 - 10	$12,126	$12,094
Lab equipment	5	524	525
Computer equipment	3	222	221
Office furniture and equipment	3	221	221
Land	—	1,047	1,047
Building	39	19,508	19,508
Asset retirement cost	20	—	670
Equipment under construction		3,597	9,921
		37,245	44,207
Less: accumulated depreciation		(12,362)	(6,564)

		$24,883	$37,643

Property and equipment depreciation expense was $1.9 million and $3.5 million for the years ended December 31, 2020 and December 31, 2019, respectively. The building is a 136,750 square foot lead acid battery recycling plant built in McCarran, Nevada. Equipment under construction is comprised of various components being manufactured or installed by the Company, to be used in the McCarran, Nevada recycling plant.

On November 29, 2019, there was a fire in the AquaRefining area of the plant. As a result of the fire, during the year ended  December 31, 2019, the Company wrote off approximately $22.4 million of fixed assets that were damaged. These assets consisted of operational equipment, building and equipment under construction. The disposal of the fire damaged fixed assets included a decrease of accumulated depreciation of $2.5 million. The net write-off of fixed assets totaled $19.9 million. Further, during the year ended  December 31, 2020, the Company conducted a review of its fixed assets for impairment and as a result, recognized an impairment expense of $11.7 million with respect to the write-down of equipment to fair values. The impairment expense included a write-down of $7.7 million to equipment under construction that was not yet capitalized. In addition, certain other equipment was written down by $4.0 million to fair values, resulting in the acceleration to depreciation for identified assets.

6.	Intellectual Property

Intellectual property, net, is comprised of the following (in thousands):

	2020	2019
Intellectual property	$1,794	$1,794
Accumulated amortization	(975)	(795)
Intellectual property, net	$819	$999

Aggregate amortization expense for both of the years ended December 31, 2020 and December 31, 2019 was $0.2 million.

Estimated future amortization is as follows as of December 31, 2020 (in thousands):

2021	$179
2022	179
2023	179
2024	135
2025	70
Thereafter	77
Total estimated future amortization	$819

7.	Other Assets

Other assets consist of the following (in thousands).

	December 31,
	2020	2019

Alameda and Nevada facilities Right of Use Assets (1)	716	1,197
CD for Green Bank collateral security (2)	—	1,034
Equipment deposits (3)	258	254
Facility Closure Trust deposit (4)	—	670
Other assets	104	154
Total other assets, non-current	$1,078	$3,309

(1) See Footnote 12.

(2) The $1.0 million certificate of deposit was held by Veritex Bank as collateral for the Veritex Bank note payable balance. The certificate of deposit account was closed and the balance of the account was utilized as part of the retirement of the Veritex Bank note on December 10, 2020.

(3) Deposits for equipment to be acquired and utilized in the TRIC facility.

(4) The Company entered into a Facility Closure Trust Agreement for the benefit of the Nevada Division of Conservation and Natural Resources (NDEP). The funds that were deposited in the Trust were to be available when and if needed for closure and/or post-closure care of the facility related to potential decontamination and hazardous material cleanup. Due to the change in the primary use of the Company's McCarran, Nevada facility, the Written Determination issued to the Company requiring the Facility Closure Trust deposit was terminated by the NDEP on December 9, 2020. As a result of this termination, the Trust account was closed and the Trustee reimbursed the Company the entire balance of the Trust account.

8.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019

Property and equipment related	$715	$1,146
Payroll related	479	1,807
Use tax accrual	1	23
Professional services	—	879
Other	58	278
	$1,253	$4,133

9.	Asset Retirement Obligation

ASC Topic 410-20, “Asset Retirement and Environmental Obligations, Asset Retirement Obligations” requires the recording of a liability in the period in which an asset retirement obligation (ARO) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. In each subsequent fiscal quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to remove and decontaminate the Company’s facility at TRIC upon closure. The estimated fair value of the closure costs was based on vendor quotes to remove and decontaminate the McCarran facility in accordance with the Company’s closure plan as filed with the State of Nevada in its “Application for the Recycling of Hazardous Waste, by Written Determination” in 2016. The discounted estimated fair value of the closure costs was $0.7 million and the obligation was recorded as of March 31, 2017, when the obligation was deemed to have occurred. Offsetting this ARO was an asset retirement cost of the same amount that was capitalized.

The Company entered into a facility closure trust agreement in October 2017 for the benefit of the Nevada Division of Environmental Protection (NDEP), an agency of the Nevada Division of Conservation and Natural Resources. Funds deposited in the trust were to be available, when and if needed, for potential decontamination and hazardous material cleanup in connection with the closure and/or post-closure care of the facility. Due to the change in the primary use of the Company's McCarran, Nevada facility, the Written Determination issued to the Company requiring the Facility Closure Trust deposit was terminated by the NDEP on December 9, 2020. As a result of this termination, the Trust account was closed and the Trustee reimbursed the Company the entire balance of the Trust account. As a result of the elimination of the Trust obligation and the refund of the balance, the original amount of the estimated closure cost that was capitalized and the accumulated accretion were written off. Accretion for the ARO for the year ended  December 31, 2019 was $46,000.

10.	Convertible Note

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

Aqua Metals Reno, Inc. (“AMR”), a subsidiary of Aqua Metals Inc., entered into a $10,000,000 loan with Green Bank on November 3, 2015. The term of the loan was twenty-one years. During the first twelve months, only interest was payable and thereafter monthly payments of interest and principal were due. The interest rate adjusted on the first day of each calendar quarter to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published in the Wall Street Journal. The terms of the Loan Agreement contained various affirmative and negative covenants. Among them, AMR was required to maintain a minimum debt service coverage ratio of 1.25 to 1.0 (beginning with the twelve-month period ending March 31, 2017), a maximum debt-to-net worth ratio of 1.0 to 1.0 and a minimum current ratio of 1.5 to 1.0. AMR was in compliance with all but the minimum debt service coverage ratio covenant as of and for each of the calendar quarters in the period March 31, 2017 through September 30, 2020. AMR obtained a waiver for the minimum debt service coverage ratio covenant for each of the aforementioned calendar quarters.

The net proceeds of the loan were used for the construction of the Company’s lead acid recycling operation in McCarran, Nevada. Collateral for this loan was AMR’s accounts receivable, goods, equipment, fixtures, inventory, accessions and a certificate of deposit in the amount of $1,000,000. The certificate of deposit is reported in "Other Assets" in the condensed consolidated balance sheet. The loan was guaranteed by the United States Department of Agriculture Rural Development (“USDA”), in the amount of 90% of the principal amount of the loan. The Company paid a guarantee fee to the USDA in the amount of $270,000 at the time of closing and was required to pay to the USDA an annual fee in the amount of 0.50% of the guaranteed portion of the outstanding principal balance of the loan as of December 31 of each year. The costs associated with obtaining the Green Bank loan of $0.8 million were recorded as a reduction to the carrying amount of the note and were being amortized as interest expense over the twenty-one year life of the loan. Amortization of the deferred financing costs was $36,000 for both of the years ended December 31, 2020 and December 31, 2019, respectively.

On December 10, 2020, the Company retired the loan with Veritex Community Bank ("Veritex"), the successor in interest to Green Bank. AMR utilized insurance proceeds including $7.9 million held in an escrow account at Veritex as well as the $1.0 million certificate of deposit held by Veritex, as collateral for the note, to pay the balance of the loan. As part of the loan payoff, the Company expensed the remaining unamortized loan costs of $0.6 million. In addition, the Company incurred a prepayment penalty of $0.4 million, which is also included in interest expense.

On May 7, 2020, the Company received loan proceeds in the amount of approximately $332,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses. The loans and accrued interest are forgivable if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during a prescribed period.

The unforgiven portion of the PPP loans are now payable over five years at an interest rate of 1%, with a deferral of payments until September of 2021. The Company believes it has used the loan proceeds for purposes consistent with the PPP requirements and has applied for loan forgiveness. Subsequent to December 31, 2020, one of the Company's two PPP loans for $131,000 was forgiven. The Company believes the remaining PPP loan will also qualify for forgiveness. However, there is no assurance that the Company will be eligible for forgiveness of the remaining outstanding loan, in whole or in part.

Notes payable is comprised of the following (in thousands):

	December 31,
	2020	2019

Notes payable, current portion
Paycheck Protection Program	$29	$—
Veritex, net of issuance costs	—	296
	$29	$296

Notes payable, non-current portion
Paycheck Protection Program	$303	$—
Veritex, net of issuance costs	—	8,404
	$303	$8,404

The future principal payments related to the Paycheck Protection Program obligations are as follows as of December 31, 2020 (in thousands):

2021	$29
2022	88
2023	88
2024	89
2025	38
Total loan payments	$332

12.	Leases

The Company currently maintains one finance lease for equipment and two operating leases for real estate. Our finance lease is immaterial to our consolidated financial statements. The Company's operating leases have terms of 76 and 42 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's December 31, 2020 consolidated balance sheet and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's December 31, 2020 consolidated balance sheet. The Company recognized sublease income of $433,000 and $359,000 for the twelve months ended December 31, 2020 and  December 31, 2019, respectively.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of December 31, 2020, total right-of-use assets were approximately $0.7 million and operating lease liabilities were approximately $0.8 million. As of  December 31, 2019, total right-of-use assets were approximately $1.2 million and operating lease liabilities were approximately $1.4 million. The right-of-use assets are reported in "Other Assets" in the condensed consolidated balance sheet.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Twelve Months Ended	Twelve Months Ended
	December 31, 2020	December 31, 2019
Cash paid for operating lease liabilities	$642	$624
Operating lease cost	$577	$577

December 31, 2020
Weighted-average remaining lease term (Years)	1.2
Weighted-average discount rate	9.66%

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

Due in 12-month period ended December 31,

2021	$661
2022	$227
$888
Less imputed interest	$(52)
Total lease liabilities	$836

Current operating lease liabilities	$614
Non-current operating lease liabilities	$222
$836

Note: Excludes a finance lease with current liability of $6 and a non-current liability of $20.

13.	Stockholders’ Equity

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

During the year ended December 31, 2019, the Company issued 1,184,985 shares of common stock valued at $3.6 million to Veolia North America Regeneration Services, LLC pursuant to the Operations, Maintenance and Management Agreement between Veolia and the Company. As a result of the November 2019 fire at the McCarran facility, the Company has declared a force majeure event under the Agreement and suspended all further issuance of common stock and all of the warrants.

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

During the year ended December 31, 2019, the Company issued 202,905 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted to Board members.

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

During the year ended December 31, 2020, the Company issued 691,820 shares of common stock upon vesting of RSUs granted by the Company.

During the year ended December 31, 2020, the Company issued 1,776,680 shares of common stock granted to Company employees.

During the year ended December 31, 2020, the Company issued 356,492 shares of common stock upon vesting of RSUs granted to Board members.

During the year ended December 31, 2020, the Company issued 347,892 shares of common stock to a prior Company executive to fulfill obligations related to a separation agreement.

During the year ended December 31, 2020, the Company issued 67,522 shares of common stock to a consultant to fulfill obligations related to a consulting agreement.

During the year ended December 31, 2020, the Company issued 5,453 shares of common stock pursuant to the Officers and Directors Purchase Plan for proceeds of $5,750.

During the year ended December 31, 2020, the Company issued 3,217,426 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $3.7 million.

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

Pursuant to the Operations, Maintenance and Management Agreement dated February 26, 2019, the Company has agreed to issue to Veolia, on the one-year anniversary of the Agreement, warrants to purchase 2,000,000 shares of its common stock at an exercise price of $5.00 per share and, on the second anniversary of the Agreement, warrants to purchase an additional 2,000,000 shares of its common stock at an exercise price $7.00 per share. The warrants will have a term of ten years from the date of issuance. The warrants were valued as of the agreement date using the Black-Scholes-Merton pricing model. The value of the warrants is being amortized over the applicable period until the warrants are issued. As a result of the November 2019 fire at the McCarran facility, the Company has declared a force majeure event under the Agreement and suspended all related warrants.

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

The fair value of each of the warrants was recorded as an increase to business development and management costs and as an increase in additional paid in-capital.

Warrants outstanding

Warrants outstanding to purchase shares of the Company’s common stock at a weighted average exercise price of $1.90 per share are as follows.

		Shares Subject to Purchase
Exercise Price per Share	Expiration Date	at December 31, 2020
$1.90	1/22/2024	103,500

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

In 2019, the Board of Directors adopted the Company’s stock incentive plan (the “2019 Plan”). The 2019 Plan was most recently amended and restated effective as of the Company’s 2020 Annual Stockholders’ Meeting. A total of 11,500,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

Stock-based compensation expense recorded was allocated as follows (in thousands):

	Year ended December 31,
	2020	2019
Cost of product sales	$90	$357
Research and development cost	183	200
General and administrative expense	3,296	3,649
Total	$3,569	$4,206

The following assumptions were used in the Black-Scholes-Merton option pricing model to estimate the fair value of the awards granted during the year ended  December 31, 2019. There were no options issued during the year ended  December 31, 2020.

Year ended December 31,
2019

Expected stock volatility	82.2 - 87.5%
Risk free interest rate	1.7 - 2.6%
Expected years until exercise	1.0 - 4.0
Dividend yield	—%

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

The following table summarizes the stock-based compensation plan activity and related information through December 31, 2020.

		Options Outstanding		RSUs Outstanding
			Weighted-		Weighted-
	Number of		Average		Average
	Shares		Exercise		Grant Date
	Available for	Number of	Price Per	Number of	Fair Value
	Grant	Shares	Share	RSUs	Per Share
Balance at December 31, 2018	805,749	1,694,068	$4.57	96,623	$4.01
Authorized	4,500,000	—	—	—	—
Granted	(3,468,296)	2,197,074	3.19	1,271,222	1.52
Exercised/ Released	—	—	—	(970,630)	1.63
Forfeited	564,873	(427,450)	4.46	(137,423)	1.85
Balance at December 31, 2019	2,402,326	3,463,692	$3.71	259,792	$1.83
Authorized	7,000,000	—	—	—	—
Granted	(8,056,280)	—	—	8,056,280	0.64
Exercised/ Released	—	—	—	(2,514,000)	0.72
Forfeited	2,253,925	(2,076,019)	3.59	(177,906)	0.50
Issued to fulfill obligations for separation agreements	(201,101)	—	—	—	—
Balance at December 31, 2020	3,398,870	1,387,673	$3.89	5,624,166	$0.66

There were no stock option exercises during the years ended December 31, 2020 and December 31, 2019.

Additional information related to the status of options at December 31, 2020 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic Value
	Shares	Share	Life (Years)	(in thousands)
Outstanding	1,387,673	$3.89	1.98	$434
Vested and exercisable	1,068,284	$3.80	1.85	$400

The intrinsic value of options is the fair value of the Company’s stock at December 31, 2020 less the per share exercise price of the option multiplied by the number of shares.

As of December 31, 2020, there is approximately $3.3 million of total unrecognized compensation cost related to the unvested share-based (option and RSU) compensation arrangements granted under the stock-based compensation plans. The remaining unrecognized compensation cost will be recognized over a weighted-average period of 2.4 years.

The following table summarizes information about stock options outstanding as of December 31, 2020:

	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
		Contractual		Contractual
	Number of	Life	Number of	Life
Range of Exercise Prices	Shares	(Years)	Shares	(Years)

1.600 -2.5050	414,159	1.22	375,270	1.05
2.511 -3.1414	422,833	2.34	282,333	2.34
3.155 -3.8686	17,482	4.33	17,482	4.33
3.877 -4.6464	69,485	2.34	69,485	2.34
4.655 -16.5454	463,714	2.19	323,714	2.12

	1,387,673	1.98	1,068,284	1.85

2019 Stock option issuances

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

2019 Restricted stock units

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

2020 Restricted shares

In  March 2020, the Company granted 830,000 restricted shares, all of which were subject to vesting, with a grant fair value of $280,000 to employees. The shares vest in three equal annual installments over a three-year period.

Total intrinsic value of Restricted Shares outstanding at December 31, 2020 was $2.5 million.

2020 Restricted stock units

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

In  December 2020, the Company granted 1,714,252 RSUs, all of which were subject to vesting, with a grant fair value of $1,971,000 to employees. The shares vest in six equal semi-annual installments over a three-year period.

Total intrinsic value of RSUs vested and released during 2020 was $2.1 million. Intrinsic value of RSUs outstanding at December 31, 2020 was $14.4 million.

Reserved shares

At December 31, 2020, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity Plan
Subject to outstanding options and restricted shares	7,011,839
Available for future grants	3,398,870
Officer and Director Purchase Plan	237,382
Warrants	103,500
10,751,591

14.	Commitments and Contingencies

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

Lease commitments

As discussed in Note 12, on August 7, 2015, the Company signed a lease for 21,697 square feet of mixed office and manufacturing space in Alameda, California. The Company entered into a sublease agreement dated February 4, 2019 for the Alameda facility. The term of the sublease commenced on February 4, 2019, and ends on May 31, 2022. Total base rent payable by the sublessee through the end of the term of the sublease is approximately $1.5 million.

In July 2018, the Company signed a lease for 14,016 square feet of mixed office and warehouse space in McCarran, Nevada.

The future minimum payments related to these leases are as follows as of December 31, 2020 (in thousands):

2021	661
2022	227
Total minimum lease payments	$888

During both of the years ended December 31, 2020 and December 31, 2019, the Company incurred total rent expense of $0.6 million.

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

Legal proceedings

See Item 3. Legal Proceedings

15.	Related Party Transactions

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

16.	Income Taxes

Loss before income tax expense consists of the following (in thousands):

	Year ended December 31,
	2020	2019
US	$(25,760)	$(44,793)
Foreign	—	—
Total	$(25,760)	$(44,793)

The components of the provision for income tax expense consist of the following (in thousands):

	Year ended December 31,
	2020	2019
Current
Federal	$—	$—
State	2	2

Deferred
Federal	—	—
State	—	—
Total provision for income taxes	$2	$2

Reconciliation of the statutory federal income tax rates consist of the following :

	Year ended December 31,
	2020	2019
Tax at federal statutory rate	21.00%	21.00%
State tax, net of federal benefit	0.05%	0.06%
Change in rate	—%	(0.07)%
Valuation allowance	(15.54)%	(19.11)%
Impairment charge of acquired IP	—%	(0.24)%
Excess benefits from equity compensation	(5.66)%	—%
Other	0.14%	(1.64)%
Provision for taxes	(0.01)%	—%

The components of deferred tax assets (liabilities) included on the consolidated balance sheet are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets
Capitalized start-up costs	$3,461	$3,767
Credits	402	364
Fixed assets	2,160	—
Net operating losses	25,116	20,049
Others	553	2,744
Total gross deferred tax assets	31,692	26,924
Valuation allowance	(30,717)	(26,713)
Total gross deferred tax assets (net of valuation allowance)	$975	$211

Deferred tax liabilities
Patents	$(156)	$(192)
Fixed assets	—	(19)
Beneficial conversion feature - debt discount	(819)	—
Total gross deferred tax liabilities	(975)	(211)
Net deferred tax assets	$—	$—

Based on the available objective evidence at this time, management believes that it is more likely than not that the net deferred tax assets of the Company will not be realized. Accordingly, management has applied a full valuation allowance against net deferred tax assets at both  December 31, 2020 and December 31, 2019. The net valuation allowance increased by approximately $4.0 million during the year ended  December 31, 2020. The increase in net valuation allowance primarily relates to net operating losses generated during 2020.

The Company has Federal and California net operating loss carryforwards of approximately $118.2 million and $4.3 million, respectively, which will begin to expire in December 31, 2034 for Federal and California purposes.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards prior to utilization.

At  December 31, 2020, the Company had research and development credits carryforward of approximately $0.2 million and $0.5 million for Federal and California income tax purposes, respectively. If not utilized, the Federal research and development credits carryforward will begin to expire in December 31, 2034. The California credits can be carried forward indefinitely.

The Company’s policy is to account for interest and penalties as income tax expense. As of  December 31, 2020, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgement and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At  December 31, 2020, the Company’s total amount of unrecognized tax benefit was approximately $0.2 million, none of which will affect the effective tax rate, if recognized. The Company does not expect its unrecognized benefits to change materially over the next twelve months.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side payroll tax, Paycheck Protection Program, net operating loss carryback periods, and modifications to the net interest deduction limitations. The most significant impact to the Company from the CARES Act relates to the Paycheck Protection Program and deferment of employer side payroll tax.

The Company files income tax returns with the United States federal government and the State of California. The Company’s tax returns for all prior years from the Company's inception in 2014 remain open to audit for Federal and California purposes.

17.	401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or after tax basis. As of December 31, 2020, the Plan did not provide for employer matching contributions.

18.	Supplemental Financial Information

Quarterly Results of Operations (Unaudited)

The following tables present the unaudited statements of operations data for each of the eight quarters in the years ended  December 31, 2020 and December 31, 2019. The information has been presented on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements and related notes. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

Unaudited Quarterly Results of Operations

(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Total for year 2020

Product sales	$18	$—	$90	—	$108

Operating cost and expense
Cost of product sales	1,454	1,306	1,635	1,081	5,476
Research and development cost	242	217	210	358	1,027
General and administrative expense	2,385	2,245	1,656	2,712	8,998
Total operating expenses	4,081	3,768	3,501	4,151	15,501
Loss from operations	(4,063)	(3,768)	(3,411)	(4,151)	(15,393)
Other income and expense
Insurance proceeds net of related expenses	(203)	(52)	1,722	1,479	2,946
Impairment expense	—	—	—	(11,741)	(11,741)
Interest expense	(183)	(164)	(166)	(1,107)	(1,620)
Interest and other income	22	3	18	5	48
Total other expense, net	(364)	(213)	1,574	(11,364)	(10,367)

Loss before income tax expense	(4,427)	(3,981)	(1,837)	(15,515)	(25,760)
Income tax expense	—	(2)	—	—	(2)
Net loss	$(4,427)	$(3,983)	$(1,837)	$(15,515)	$(25,762)
Weighted average shares outstanding, basic and diluted	59,582,603	60,136,374	60,998,971	62,136,421	60,861,450
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.03)	$(0.25)	$(0.42)

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Total for year 2019

Product sales	$437	$1,483	$2,361	$593	$4,874

Operating cost and expense
Cost of product sales	4,681	7,185	8,231	4,702	24,799
Research and development cost	620	338	282	315	1,555
General and administrative expense	4,016	4,335	5,107	5,856	19,314
Total operating expenses	9,317	11,858	13,620	10,873	45,668
Loss from operations	(8,880)	(10,375)	(11,259)	(10,280)	(40,794)
Other income and expense
Insurance proceeds net of related expenses	—	—	—	(792)	(792)
Interest expense	(2,889)	(203)	(142)	(243)	(3,477)
Interest and other income	63	77	85	45	270
Total other expense, net	(2,826)	(126)	(57)	(990)	(3,999)
Loss before income tax expense	(11,706)	(10,501)	(11,316)	(11,270)	(44,793)
Income tax expense	(2)	—	—	—	(2)
Net loss	$(11,708)	$(10,501)	$(11,316)	$(11,270)	$(44,795)
Weighted average shares outstanding, basic and diluted	43,514,225	50,757,448	57,053,982	57,523,283	52,263,885
Basic and diluted net loss per share	$(0.27)	$(0.21)	$(0.20)	$(0.20)	$(0.86)

19.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued.

Paycheck Protection Program Loan

On January 9, 2021, one of the Company's two Paycheck Protection Program ("PPP") loans for $131,000 was fully forgiven by the Small Business Administration. The PPP loans are forgivable if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company believes the remaining PPP loan will also qualify for forgiveness. However, there is no assurance that the Company will be eligible for forgiveness of the remaining outstanding loan, in whole or in part.

At the Market Share Issuance

Subsequent to the year ended December 31, 2020, the Company issued 1,827,635 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $7.0 million.

Agreements with LINICO Corporation

On February 15, 2021, the Company entered into a series of definitive agreements with LINICO Corporation, a Nevada corporation, or LiNiCo, pursuant to which the Company leased, with an option to purchase, the Company's recycling facility at the Tahoe Reno Industrial Center, or TRIC, located in McCarran, Nevada, and acquired an approximately 11% equity interest in LiNiCo.

Industrial Lease and Option to Purchase Agreement

The Company have entered into an Industrial Lease Agreement with LiNiCo dated February 15, 2021 pursuant to which the Company has leased to LiNiCo our 136,750 square foot recycling facility at TRIC.  The lease commences April 1, 2021 and expires on March 31, 2023.  During the lease term, LiNiCo has the option to purchase the land and facilities at a purchase price of $14.25 million if the option is exercised and the sale is completed by October 1, 2022 and $15.25 million if the option is exercised and the sale is completed after October 1, 2022 and prior to March 31, 2023.   The purchase option is subject to LiNiCo’s payment of a nonrefundable deposit of $1.25 million by October 15, 2021 and a second nonrefundable deposit of $2 million by November 22, 2022, both of which will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LiNiCo will be responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes.  The lease agreement provides for LiNiCo’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease.  The lease agreement allows the Company to retain the use of a portion of the facility for the Company's ongoing research and development activities, including operation of the lab and the use of office space.

With respect to the portion of the facility that was damaged in the November 2019 fire, consisting of approximately 30,000 square feet, the Company is obligated to complete the clean-up of the damaged area, at the Company's expense, by July 31, 2021 and repair all damage to the damaged area, at our expense, by November 15, 2021.  With regard to the equipment on-site at TRIC, the Company has granted LiNiCo the right of first offer to purchase any equipment the Company offers for sale.  The lease agreement contains customary representations, warranties and indemnities on the part of both parties.

Investment Agreement

On February 15, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with LiNiCo that provides for the Company's issuance of 375,000 shares (“Aqua Shares”) of the Company's common stock in consideration of LiNiCo’s issuance 1,500 shares of its Series A Preferred Stock, at a stated aggregate value of $1,500,000, along with a three-year warrant (“Series A Warrant”) to purchase an additional 500 shares of LiNiCo Series A Preferred Stock at an exercise price of $1,000 per share. The 1,500 shares of the Series A Preferred Stock represents approximately 11% of LiNiCo common stock on a fully diluted basis, before giving effect to the Company's exercise of the Series A Warrant or any other outstanding warrants of LiNiCo.

The LiNiCo Series A Preferred Stock is senior to all other capital stock of LiNiCo with regard to dividends and distributions upon liquidation, dissolution and sale of the company. Each share of LiNiCo Series A Preferred Stock is entitled to one vote per share and votes with the common stock on all matters, subject to certain protective provisions that require the approval of the holders of the Series A Preferred Stock voting as a class. The Series A Preferred Stock accrues a cumulative dividend of 8% per annum on the original stated value of $1,000 per share, and all accrued and unpaid dividends on the Series A Preferred Stock must be paid in full prior to the payment of any dividends on any other shares of LiNiCo capital stock.  In the event of any liquidation or dissolution of LiNiCo, which would include a sale of LiNiCo, the holders of the Series A Preferred Stock shall receive the return of their stated value of $1,000 per share plus all accrued and unpaid dividends prior to any distribution to the holders of any other capital stock of LiNiCo, following which the holders of the Series A Preferred Stock shall participate in the distribution of any remaining assets with the holders of the junior stock on an as-converted basis. The Series A Preferred Stock is convertible into shares of LiNiCo common stock at the Company's option and is automatically converted into LiNiCo common stock upon the election of the holders of a majority of the LiNiCo Series A Preferred Stock or upon a qualifying IPO of LiNiCo common stock. The Series A Preferred Stockholders are also provided with preemptive rights allowing them the right to purchase their proportional share of certain future LiNiCo equity issuances.

The Series A Preferred Stock Purchase Agreement includes customary representations, warranties, and covenants by LiNiCo and the Company, and an indemnity from the Company in favor of LiNiCo.

In the event that LiNiCo’s sale of the initial 281,250 of the Aqua Shares results in net proceeds to LiNiCo of less than $1,500,000, the Company will be required to pay LiNiCo the difference in cash. If the sale of the 281,250 Aqua Shares results in net proceeds to LiNiCo of more than $1,500,000, such excess proceeds shall be applied to the exercise of the Company's Series A Warrant. The balance of the 93,750 Aqua Shares will be held by LiNiCo for six months after the closing, and if the net proceeds received by LiNiCo from the sale of the 93,750 Aqua Shares, plus the net proceeds from the sale of the initial 281,250 of the Aqua Shares (including any shortfall payment by the Company), is greater than $2,000,000, such excess shall be paid back to the Company.

In connection with the investment transactions, the Company also entered into an Investors Rights Agreement and a Voting Agreement, each dated February 15, 2021, pursuant to which LiNiCo granted the Company customary demand and piggyback registration rights, information rights and the right to nominate one person to the LiNiCo board of directors as long as the Company is the owner of at least 10% of the LiNiCO common stock on a fully-diluted basis.

Comstock Mining Inc., a Nevada corporation (NYSE-MKT: LODE), is the beneficial owner of approximately 50% of the common shares of LiNiCo. The Company's Chief Financial Officer, Judd Merrill, is a member of the board of directors of Comstock Mining.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were effective as of December 31, 2020 in ensuring all material information required to be filed has been made known in a timely manner.

(b) Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2020 fiscal year pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, and the information to be included in the 2021 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2021 Proxy Statement and is hereby incorporated by reference.

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

Number	Exhibit Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27, 2018.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.2	Warrant dated September 8, 2014 issued to Liquid Patent Consulting, LLC	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

4.3	Warrant dated October 31, 2014 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

4.4	Form of Underwriters’ Warrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.6	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016 (Two Year)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016

4.7	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to Interstate Emerging Investments, LLC dated May 24, 2016 (Three Year)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2016

4.8	Warrant to Purchase Common Stock issued by Aqua Metals, Inc. to National Securities Corporation dated November 21, 2016 (Three Year)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 2, 2017

4.9	Warrant dated January 22, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 17, 2019

4.10	Description of Capital Stock	Filed electronically herewith

10.1	Form of Indemnification Agreement entered into by the Registrant with its Officers and Directors	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.2*	Aqua Metals, Inc. Amended and Restated 2014 Stock Incentive Plan	Incorporated by reference from the Registrant’s Proxy Statement on Form DEF 14A filed on April 24, 2017.

10.3	Lease Agreement dated August 7, 2015 between Registrant and with BSREP Marina Village Owner LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 27, 2015.

10.7+	Tolling/Lead Purchase Agreement dated February 7, 2017 between the Registrant and Johnson Controls Battery Group, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017.

10.8+	Equipment Supply Agreement dated February 7, 2017 between the Registrant and Johnson Controls Battery Group, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2017.

10.9	Investor Rights Agreement dated February 7, 2017 between the Registrant and Tyco International Finance S.A.	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed on February 27, 2017

10.10*	Aqua Metals, Inc. Officer and Director Share Purchase Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017.

10.12	Amendment to the Equipment Supply Agreement dated April 16, 2018 between the Registrant and Johnson Controls Battery Group, Inc.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2018.

10.15*	Employment Agreement dated May 2, 2018 between the Registrant and Stephen Cotton	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 2, 2018.

10.16	Amendment No. 1 to Omnibus Amendment Agreement dated August 6, 2018 between the Registrant and Interstate Batteries Recycling, LLC	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2018.

10.17*	Employment Agreement dated November 4, 2018 between the Registrant and Judd Merrill	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 28, 2019.

10.19*	Aqua Metals 2019 Stock Incentive Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on March 4, 2019

10.20+	Operations, Maintenance and Management Agreement dated February 26, 2019 between Veolia North America Regeneration Services, LLC and the Registrant	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.

10.21+	Second Amendment dated June 27, 2019 to Equipment Supply Agreement dated April 16, 2018 between the Registrant and Clarios	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2019.

10.22	Letter Agreement dated September 24, 2019 between Aqua Metals, Inc. and Veolia North America Regeneration Services, LLC	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 25, 2019.

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Registration Statement on S-1 filed on June 9, 2015.

23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

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

AQUA METALS, INC.

Date: February 25, 2021	By:	/s/ Stephen Cotton
Stephen Cotton,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Cotton	President, Chief Executive Officer and Director	February 25, 2021
Stephen Cotton	(Principal Executive Officer)

/s/ Judd Merrill	Chief Financial Officer	February 25, 2021
Judd Merrill	(Principal Financial and Accounting Officer

/s/ S. Shariq Yosufzai	Director, Chairman of the Board	February 25, 2021
S. Shariq Yosufzai

/s/Vincent L. DiVito	Director	February 25, 2021
Vincent L. DiVito