Form 10-Q
period 2021-03-31
Aqua Metals, Inc.
filed 2021-04-29
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 22, 2021, there were 68,042,841 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$11,727	$6,533
Accounts receivable	—	32
Inventory	1,091	1,091
Prepaid expenses and other current assets	641	702
Total current assets	13,459	8,358

Non-current assets
Property and equipment, net	24,722	24,883
Intellectual property, net	775	819
Investment in LiNiCo	1,500	—
Other assets	1,108	1,078
Total non-current assets	28,105	26,780

Total assets	$41,564	$35,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,697	$1,552
Accrued expenses	1,709	1,253
Lease liability, current portion	606	620
Notes payable, current portion	31	29
Total current liabilities	4,043	3,454

Lease liability, non-current portion	108	242
Notes payable, non-current portion	170	303
Total liabilities	4,321	3,999

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 67,755,336 and 64,461,065 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	68	64
Additional paid-in capital	206,914	196,728
Accumulated deficit	(169,739)	(165,653)
Total stockholders’ equity	37,243	31,139

Total liabilities and stockholders’ equity	$41,564	$35,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Product sales	$—	$18

Operating cost and expense
Cost of product sales	1,610	1,454
Research and development cost	289	242
General and administrative expense	2,299	2,385
Total operating expense	4,198	4,081

Loss from operations	(4,198)	(4,063)

Other income and (expense)
Insurance proceeds net of related expenses	(12)	(203)
PPP loan forgiveness	131	—
Interest expense	(5)	(183)
Interest and other income	—	22

Total other income (expense), net	114	(364)

Loss before income tax expense	(4,084)	(4,427)

Income tax expense	(2)	—

Net loss	$(4,086)	$(4,427)

Weighted average shares outstanding, basic and diluted	66,877,948	59,582,603

Basic and diluted net loss per share	$(0.06)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, December 31, 2020	64,461,065	$64	$196,728	$(165,653)	$31,139

Stock-based compensation	—	—	678	—	678
RSUs issued for consulting services	—	—	34	—	34
Common stock issued to employees, includes RSUs vesting	584,249	1	—	—	1
Common stock issued upon exercise of employee stock options	345,818	—	724	—	724
Common stock issued upon warrant exercise	65,590	—	—	—	—
Common stock issued for ATM share sales, net of $244 transaction costs	1,923,614	2	7,483	—	7,485
Common stock issued related to LiNiCo investment	375,000	1	1,267	—	1,268
Net loss	—	—	—	(4,086)	(4,086)

Balances, March 31, 2021	67,755,336	$68	$206,914	$(169,739)	$37,243

Balances, December 31, 2019	57,997,780	$58	$189,422	$(139,891)	$49,589

Stock-based compensation	—	—	956	—	956
Common stock issued to employees, includes RSUs vesting	1,816,039	2	—	—	2
Common stock issued for consulting services	23,078	—	24	—	24
Net loss	—	—	—	(4,427)	(4,427)

Balances, March 31, 2020	59,836,897	$60	$190,402	$(144,318)	$46,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,086)	$(4,427)
Reconciliation of net loss to net cash used in operating activities
Depreciation	454	612
Amortization of intellectual property	45	45
Accretion of asset retirement obligation	—	12
Fair value of RSUs issued for consulting services	34	24
Stock-based compensation	679	956
Amortization of deferred financing costs	—	9
Forgiveness of PPP Loan	(131)	—
Changes in operating assets and liabilities
Accounts receivable	32	244
Inventory	—	48
Prepaid expenses and other current assets	61	558
Accounts payable	447	(740)
Accrued expenses	457	(1,522)
Other assets and liabilities	(148)	(81)
Net cash used in operating activities	(2,156)	(4,262)

Cash flows from investing activities:
Purchases of property and equipment	(469)	(1,563)
Equipment deposits and other assets	(158)	(36)
Insurance proceeds	—	4,748
Investment in LiNiCo	(232)	—
Net cash (used in) provided by investing activities	(859)	3,149

Cash flows from financing activities:
Payments on notes payable	—	(76)
Stock option exercise	724	—
Proceeds from ATM	7,485	—
Net cash provided by (used in) financing activities	8,209	(76)

Net increase (decrease) in cash and cash equivalents	5,194	(1,189)
Cash and cash equivalents at beginning of period	6,533	7,575
Cash and cash equivalents at end of period	$11,727	$6,386

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$—
Cash paid for interest	$—	$161

Supplemental disclosure of non-cash transactions
Change in accounts receivable resulting from insurance funds held in escrow	$—	$2,750
Change in property and equipment resulting from change in accounts payable	$303	$(973)
Change in property and equipment resulting from change in accrued expenses	$—	$(189)
Change in equity resulting from change in accrued expenses	$—	$24
Change in investing activity resulting from issuance of equity	$(1,268)	$—

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

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, or the SEC, on February 25, 2021. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and ASU of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations for the three months ended March 31, 2021 and March 31, 2020, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2021 and March 31, 2020 and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and March 31, 2020, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2020, which are included on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending  December 31, 2021.

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

	March 31,
Excluded potentially dilutive securities (1):	2021	2020

Options to purchase common stock	1,040,522	1,709,106
Unvested restricted stock units	4,771,537	2,397,299
Financing warrants to purchase common stock	6,372	805,747
Total potential dilutive securities	5,818,431	4,912,152

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of credit risk

Revenues from the following customer represented at least 10% of total revenue for the three months ended March 31, 2021 and March 31, 2020, respectively. The Company did not have a trade accounts receivable balance as of  March 31, 2021 or December 31, 2020.

	Revenue
	Three Months Ended March 31,
	2021	2020

Clarios (successor of Johnson Controls Battery Group, Inc.)	—%	100%

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2021 that are of significance or potential significance to the Company.

Insurance Proceeds

On November 29, 2019, there was a fire in the AquaRefining area of the TRIC facility. As of March 31, 2021, the Company had received $23.6 million in insurance payments as a result of the fire damage. Insurance proceeds of $0.2 million collected during the first quarter of 2021 were recorded as other income. Subsequent to the end of the first quarter of 2021, the Company received an additional insurance payment of $1.4 million, specifically related to its business interruption claims with the insurance provider. Additional future insurance proceeds from the business interruption and property claims are anticipated based on current estimates and calculations.

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

The Company was not in commercial production during the three months ended March 31, 2021 or during the three months ended March 31, 2020. The nominal revenue generated during the three months ended March 31, 2020 resulted from the sale of inventory. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Finished goods	$2	$2
Work in process	247	247
Raw materials	842	842
Total inventory	$1,091	$1,091

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Investments

On February 15, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with LINICO Corporation, a Nevada Corporation, or LiNiCo, that provided for the Company's issuance of 375,000 shares (“Aqua Shares”) of the Company's common stock in consideration of LiNiCo’s issuance of 1,500 shares of its Series A Preferred Stock, at a stated aggregate value of $1,500,000, along with a three-year warrant (“Series A Warrant”) to purchase an additional 500 shares of LiNiCo Series A Preferred Stock at an exercise price of $1,000 per share. The 1,500 shares of the Series A Preferred Stock represents approximately 9% of LiNiCo common stock on a fully diluted basis, before giving effect to the Company's exercise of the Series A Warrant or any other outstanding warrants of LiNiCo.

The Company accounted for the LiNiCo investment under ASC 321, Investments-Equity Securities, using the measurement alternative of recording at cost as the investment in LiNiCo doesn’t have a readily determinable fair value.

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

The Series A Preferred Stock Purchase Agreement includes customary representations, warranties, and covenants by LiNiCo and the Company.

As LiNiCo’s sale of the 375,000 of Aqua Shares resulted in net proceeds to LiNiCo that were less than $1,500,000, the Company was required to pay LiNiCo the difference of $232,000 in cash.

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

6. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	March 31, 2021	December 31, 2020

Operational equipment	3 - 10	$12,126	$12,126
Lab equipment	5	524	524
Computer equipment	3	222	222
Office furniture and equipment	3	221	221

Land	-	1,047	1,047
Building	39	19,508	19,508
Equipment under construction		3,762	3,597
		37,410	37,245
Less: accumulated depreciation		(12,688)	(12,362)

Total property and equipment, net		$24,722	$24,883

Property and equipment depreciation expense was $0.3 million and $0.6 million for the three months ended March 31, 2021 and three months ended March 31, 2020, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company.

The Company has entered into an Industrial Lease Agreement with LiNiCo, dated February 15, 2021 pursuant to which the Company has leased to LiNiCo its 136,750 square foot recycling facility at TRIC. The lease commenced  April 1, 2021 and expires on March 31, 2023. Please refer to Note 11 - Subsequent Events for additional details regarding the Industrial Lease Agreement.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Notes Payable

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

The unforgiven portion of the PPP loans are now payable over five years at an interest rate of 1%, with a deferral of payments until September of 2021. The Company believes it has used the loan proceeds for purposes consistent with the PPP requirements and has applied for loan forgiveness. During the three months ended March 31, 2021, one of the Company's two PPP loans for $131,000 was forgiven. The Company believes the remaining PPP loan also qualifies for forgiveness. However, there is no assurance that the Company will be eligible for forgiveness of the remaining outstanding loan, in whole or in part.

Notes payable is comprised of the following (in thousands):

	March 31, 2021	December 31, 2020

Notes payable, current portion
Paycheck Protection Program	$31	$29
Total notes payable, current portion	$31	$29

Notes payable, non-current portion
Paycheck Protection Program	$170	$303
Total notes payable, non-current portion	$170	$303

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Leases

The Company currently maintains one finance lease for equipment and two operating leases for real estate. The finance lease is immaterial to the Company's condensed consolidated financial statements. The operating leases have terms of 76 and 42 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets. The Company recognized sublease income of approximately $132,000 and $108,000 for the three months ended March 31, 2021 and  March 31, 2020, respectively.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of March 31, 2021, total right-of-use assets were approximately $0.59 million and operating lease liabilities were approximately $0.69 million. As of March 31, 2020, the Company's total right-of-use assets were approximately $1.08 million and operating lease liabilities were approximately $1.25 million.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for operating lease liabilities	$163	$158
Operating lease cost	$144	$144

March 31, 2021
Weighted-average remaining lease term (in years)	1.0
Weighted-average discount rate	9.66%

Future maturities of lease liabilities as of March 31, 2021 are as follows (in thousands):

Due in 12-month period ended March 31,
2022	$634
2023	$91
$725
Less imputed interest	$(35)
Total lease liabilities	$690

Current operating lease liabilities	$600
Non-current operating lease liabilities	$90
$690

Note: Excludes a finance lease with a current liability of $6 and a non-current liability of $18.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Stockholders’ Equity

Shares issued

During the three months ended March 31, 2021, the Company issued 543,040 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company.

During the three months ended March 31, 2021, the Company issued, when the five-day average of closing prices for the Company’s common stock was $3.95 per share, 5,371 shares of the Company’s common stock pursuant to a cashless exercise of a warrant for 10,350 shares of the Company’s common stock with an exercise price of $1.90 per share.

During the three months ended March 31, 2021, the Company issued, when the five-day average of closing prices for the Company’s common stock was $6.20 per share, 60,219 shares of the Company’s common stock pursuant to a cashless exercise of a warrant for 86,778 shares of the Company’s common stock with an exercise price of $1.90 per share.

During the three months ended March 31, 2021, the Company issued 41,209 shares of common stock upon vesting of RSUs granted to Board members.

During the three months ended March 31, 2021, the Company issued 375,000 shares of common stock pursuant to the Series A Preferred Stock Purchase Agreement dated February 15, 2021.

During the three months ended March 31, 2021, the Company issued 345,818 shares of common stock upon stock option exercises.

During the three months ended March 31, 2021, the Company issued 1,923,614 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $7.5 million.

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2021	2020
Cost of product sales	$31	$22
Research and development cost	42	105
General and administrative expense	606	829
Total	$679	$956

There were no options issued during the three months ended March 31, 2021 or the three months ended March 31, 2020.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted stock units

In February 2021, the Company granted 25,000 RSUs, all of which were subject to vesting, with a grant fair value of $151,500 to a contractor. The shares vest in three tranches 1) upon the signing of a licensing agreement 2) delivery of a final engineering package, and 3) full handover of project to site owner. No shares vested during the three months ended March 31, 2021.

10. Commitments and Contingencies

Legal proceedings

See Item 1. Legal Proceedings

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Subsequent Events

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued.

Industrial Lease and Option to Purchase Agreement

The Company has entered into an Industrial Lease Agreement with LINICO Corporation, a Nevada corporation, or LiNiCo, dated February 15, 2021 pursuant to which the Company has leased to LiNiCo its 136,750 square foot recycling facility at TRIC. The lease commenced  April 1, 2021 and expires on March 31, 2023.  During the lease term, LiNiCo has the option to purchase the land and facilities at a purchase price of $14.25 million if the option is exercised and the sale is completed by October 1, 2022 and $15.25 million if the option is exercised and the sale is completed after October 1, 2022 and prior to March 31, 2023. The purchase option is subject to LiNiCo’s payment of a nonrefundable deposit of $1.25 million by October 15, 2021 and a second nonrefundable deposit of $2 million by November 22, 2022, both of which will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LiNiCo is responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LiNiCo’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease. The lease agreement allows the Company to retain the use of a portion of the facility for the Company's ongoing research and development activities, including operation of the lab and the use of office space.

With respect to the portion of the facility that was damaged in the November 2019 fire, consisting of approximately 30,000 square feet, the Company is obligated to complete the clean-up of the damaged area, at the Company's expense, by July 31, 2021 and repair all damage to the damaged area, at the Company's expense, by November 15, 2021. With regard to the equipment on-site at TRIC, the Company has granted LiNiCo the right of first offer to purchase any equipment the Company offers for sale. The lease agreement contains customary representations, warranties and indemnities on the part of both parties.

Insurance Payment

Subsequent to the quarter ended  March 31, 2021, the Company received an insurance payment of $1.4 million related to the November 2019 fire.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021, or our Annual Report.

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

We completed the development of our first LAB recycling facility at Nevada’s Tahoe Reno Industrial Center, or TRIC, in McCarran, Nevada and commenced production of battery breaking and limited operations during the first quarter of 2017. In April 2017, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics. In April 2018, we commenced the limited production of lead bullion, including AquaRefined lead. In July 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and, in October 2018, we commenced the sale of AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and in December 2018, we commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery 24 hours a day and 7 days a week for sustained periods of time. The AquaRefining Aqualyzers produced at or above the target 100 Kg/Hr of production throughput per module of six Aqualyzers or ~16-17 Kg/Hr per Aqualyzer and ran sustained endurance runs for over one month several times.

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

As of March 31, 2021, we have received approximately $23.6 million of insurance proceeds from our insurance carriers. Subsequent to quarter end, we received an initial payment of $1.4 million towards our business interruption insurance claim from the third layer of insurance, completing the total amount due from this insurance layer. As of the date of this report, we expect to receive $2.0 million from the fourth and final insurance layer. The fourth layer has a payment range of up to $25 million. Future insurance proceeds from the business interruption and property claims are anticipated based on current estimates and calculations. As of the date of this report, the Company has now collected a total of $25.0 million of insurance proceeds related to the November 2019 fire event. We intend to vigorously pursue receipt of insurance proceeds to satisfy in full all of our property, casualty and business interruption losses, subject to the coverage limits. Property and equipment on our balance sheet as of March 31, 2021 that were not affected by the fire total approximately $24.7 million in book value, including the battery breaker, melting kettles, kiln, filter presses, mixing and storage tanks, water recovery system and the building infrastructure plus the land.

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

During the three months ended March 31, 2021, we issued 1,923,614 shares of common stock pursuant to an At the Market Issuance Sales Agreement ("ATM") for gross proceeds of $7.7 million.

Plan of Operations

We have been engaged in the pursuit of a capital light strategy that is based on the pursuit of licensing opportunities within the lead battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. We believe our capital light business strategy will require less space and less equipment and focus on the needs of our future licensees. We have accelerated our capital light business strategy, designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. We believe this path has the potential to maximize shareholder value as we focus on the shift to an equipment plus services supplier and licensor of our technology.

Our capital light strategy is consistent with our long-held business strategy and objectives. When we designed and developed TRIC in 2016, we did so at a time when our business model assumed that TRIC would be the first of many LAB recycling facilities owned and operated by us. Commencing in 2017, we began to shift our focus away from the development of additional Company-owned LAB recycling facilities and towards the licensing of our AquaRefining technology to partners engaged in LAB recycling. We continued to develop TRIC as a LAB recycling facility for purposes of further demonstrating AquaRefining on a commercial scale. However, as a result of the 2019 fire and our high costs of capital we believe that the cost of restoring TRIC to its pre-fire state would not be the best use of our available and projected cash and that we may be able to achieve the benefits of operating our facility at TRIC in its pre-fire state, namely the development and demonstration of the licensing ready iteration of our AquaRefining technologies, which we call Version 1.25L. During 2020, we completed the V1.25L Aqualyzer program and achieved a 100% improvement in lead production throughput, in addition to improved equipment and operating costs. We believe that our results of operations and improvements to our Aqualyzers, to date, can demonstrate to potential licensees the value proposition of our AquaRefining technologies. We believe that our AquaRefining technology would be a commercially attractive valuable proposition in the hands of battery recyclers, who typically have access to lower cost feedstock and ability to process all materials on site through a furnace.

Our capital light strategy also includes an expansion into lithium-ion battery recycling by investing in LINICO Corporation (“LiNiCo”). The Company and LiNiCo reached a lease-to-buy agreement for the Aqua Metals' AquaRefining facility. Aqua Metals has committed a $1.5 million investment, paid in Aqua Metals shares and $232,000 in cash, for an ownership share in LiNiCo of approximately 9%, as part of our strategy to strengthen growth by potentially applying AquaRefining™ intellectual property to lithium-ion battery recycling while meeting its lead recycling commercial guidance. We believe that expanding our patented AquaRefining hydrometallurgical approach to recycling the high-value metals of lithium-ion batteries is a smart, long-term strategy for Aqua Metals and the creation of shareholder value.

Results of Operations

Our lead recycling facility was not in commercial production during the first quarter of 2021 or during the first quarter of 2020. We did not generate revenue during the first quarter of 2021. The nominal revenue generated during the first quarter of 2020 resulted from the sale of inventory. The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2021 and 2020 together with the percentage change in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2021	2020	(Unfavorable)	Change

Product sales	$—	$18	$(18)	(100.0)%
Cost of product sales	1,610	1,454	(156)	10.7%
Research and development cost	289	242	(47)	19.4%
General and administrative expense	2,299	2,385	86	(3.6)%
Total operating expense	$4,198	$4,081	$(117)	2.9%

As mentioned previously, historical product sales have consisted of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Except for nominal sales of inventory in the first quarter of 2020, we did not generate revenue for either the three months ended March 31, 2021 or the three months ended March 31, 2020 as there has been no significant production subsequent to the fire that occurred during the fourth quarter of 2019. The plant will not be in production during 2021 except for the operation and testing of our improved Aqualyzers as part of the V1.25 program.

Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales increased approximately 11% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in cost of product sales was a result of plant clean-up costs, in preparation for the lease and eventual sale of the facility.

Research and development cost included expenditures related to the improvement of the AquaRefining technology related to our lead recycling process and initial development of our lithium recycling process. During the three months ended March 31, 2021, research and development costs increased $47,000 or 19% over the comparable period in 2020. This modest increase was driven by the Company's efforts to maintain and advance our proprietary AquaRefining technology.

General and administrative expense was fairly consistent with a decrease of approximately 4% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The following table summarizes our other income and interest expense for the three months ended March 31, 2021 and 2020 together with the percentage change in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2021	2020	(Unfavorable)	Change
Other income and (expense)

Insurance proceeds net of related expenses	$(12)	$(203)	$191	(94.1)%
PPP loan forgiveness	$131	$—	$131	—
Interest expense	$(5)	$(183)	$178	(97.3)%
Interest and other income	$—	$22	$(22)	(100.0)%
Total income (expense), net	$114	$(364)	$(478)	131.3%

Insurance proceeds net of related expenses resulted from collection and payment activity that began in 2020 following the November 2019 fire. The decrease is due to timing of insurance payments and associated fire clean-up expenses. One of the Company's two PPP loan's for $131,000, received in May of 2020, was forgiven during the three months ended March 31, 2021. The decrease in interest expense for the first quarter of 2021 compared to the first quarter of 2020 resulted from the retirement of the Veritex loan during the fourth quarter of 2020. Interest income decreased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to lower bank interest rates during the period.

Liquidity and Capital Resources

As of March 31, 2021, we had total assets of $41.6 million and working capital of $9.4 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(2,156)	$(4,262)
Net cash (used in) provided by investing activities	$(859)	$3,149
Net cash provided by (used in) financing activities	$8,209	$(76)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $2.2 million and $4.3 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization and stock-based compensation charges, as well as net changes in working capital.

Net cash used in and provided by investing activities

Net cash used in investing activities for the three months ended March 31, 2021 was $0.9 million and consisted mainly of $0.5 million for the purchase of property and equipment and $0.2 million utilized toward the investment in LiNiCo. Net cash provided by investing activities for the three months ended March 31, 2020 was $3.1 million and consisted primarily of $4.7 million in insurance proceeds partially offset by $1.6 million for purchases of property and equipment accrued in the prior quarter.

Net cash provided by and used in financing activities

Net cash provided by financing activities of $8.2 million for the three months ended March 31, 2021 consisted of $7.5 million in net proceeds from the sale of Aqua Metals shares pursuant to the ATM and $0.7 million from stock options exercises. Net cash used in financing activities for the three months ended March 31, 2020 consisted of $0.1 million for payments on debt.

As of March 31, 2021, we had total cash of $11.7 million and working capital of $9.4 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of any remaining insurance proceeds on our fire related claims, the possible sale of certain equipment and assets at TRIC, and the collection of funds from the sale of our plant. However, there can be no assurance that such funds will be available. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against us, Stephen Clarke, Thomas Murphy and Mark Weinswig. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. On May 23, 2018, the Court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On July 20, 2018, the lead plaintiffs filed a consolidated amended complaint (“Amended Complaint”), on behalf of a class of persons who purchased our securities between May 19, 2016 and November 9, 2017, against us, Stephen Clarke, Thomas Murphy and Selwyn Mould. The Amended Complaint alleges the defendants made false and misleading statements concerning our lead recycling operations and conducted deceptive site visits in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with our November 2016 public offering. That claim is asserted on behalf of a class of persons who purchased shares pursuant to, or that are traceable to, that Registration Statement. The Amended Complaint seeks to hold the individual defendants liable as control persons pursuant to Section 15 of the Securities Act. The Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On September 18, 2018, the defendants filed a motion to dismiss the Amended Complaint in its entirety and the plaintiff subsequently filed its opposition to the motion. In an order dated August 14, 2019, the Court granted in part, and denied in part, the defendants’ motion to dismiss. The Court granted the motion to dismiss the Securities Act Section 11 claim and the Exchange Act Section 10(b) and Rule 10b-5 claim based on alleged false and misleading statements and gave the plaintiffs leave to amend to address the deficiencies. The Court denied the motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims regarding site visits. On September 20, 2019, the plaintiffs filed a Second Amended Complaint that dropped the Securities Act Section 11 claim but otherwise alleges the same claims as were alleged previously. The Second Amended Complaint seeks unspecified damages and plaintiffs’ attorneys’ fees and costs. On November 1, 2019, the defendants filed a motion to dismiss the Exchange Act Section 10(b) and Rule 10b-5 claims in the Second Amended Complaint based on alleged false and misleading statements, but not the claims regarding site visits. In an order dated November 16, 2020, the Court granted the motion and dismissed with prejudice the claim based on alleged false and misleading statements. We deny that the claims in the Second Amended Complaint have any merit and we intend to vigorously defend the action.

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

Table of Content

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

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014 and only commenced revenue producing operations in the first quarter of 2017. From inception through March 31, 2021, we generated a total of $11.5 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant-based revenue producing operations and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling. As of the date of this report, we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from our licensing model. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of  March 31, 2021, we had total cash of $11.7 million and working capital of  $9.4 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of insurance proceeds on our fire related claims and the possible sale of certain equipment and assets at TRIC. However, there can be no assurance that we will be able to collect insurance proceeds or acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

We have elected not to renew our current agreement with Veolia and it is unlikely that we will continue to partner with Veolia. In February 2019, we entered into an Operations, Management and Maintenance Agreement with Veolia North America Regeneration Services, LLC, or Veolia. Pursuant to the Agreement, Veolia agreed to provide development of operations programs, start-up of new equipment and operations, maintenance and management services at our AquaRefining facility at TRIC. As a result of the November 2019 fire at TRIC, we have suspended all operations at TRIC pending our clean-up of the fire damage and development of our plan for resuming operations. In January 2020, we declared a force majeure under the Veolia Operations, Management and Maintenance Agreement and suspended payments to Veolia thereunder. The Veolia Operations, Management and Maintenance Agreement included an initial term expiring March 6, 2021 and an automatic renewal provision unless either party elects not to renew. We elected not to renew the Veolia Operations, Management and Maintenance Agreement and the agreement terminated on March 6, 2021.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10665907, 10793957, 10689769, 10340561, 10316420, allowed 20190301031, 20180127852), Canada (2930945, 2968064), China (201480071929.1, 107849634, 201680041600.X, 201680041571.7, 201580062811.7, and allowed 108603242), Europe (3072180, 3294916, 3221918, 3483305, 3294929), Eurasia (32371, 35532, 36722), South Africa (2016/04083, 2017/08454, 2017/08455, 2017/04123, 2018/04384), South Korea (101739414, 101882932, 101926033, 102096976, allowed 20180012779, 20180012778), Honduras (80-2019), India (318321), Indonesia (IDP000061176, IDP000066550, allowed 2018/12329), Japan (6173595, 6805240, 6775006, 6592088, allowed 2019-170761), Malaysia (PI 2017000729), Mexico (357027), OAPI (17808, 19078, 18736), Ukraine (118037, 119580), Vietnam (22588) Australia (2014353227, 2015350562, 2016260407, 2017213449, and 2016260408), ARIPO (4995, and allowed AP/P/2017/009999), and Chile (allowed 2018-01459).

We also have further patent applications pending in the United States and numerous corresponding patent applications pending in 18 additional jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. Lead price per tonne was approximately $1,775 at the end of March 2021. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since April 1, 2020, the reported high and low sales prices of our common stock have ranged from $0.35 to $8.06 through April 22, 2021. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27. 2018.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.1	Industrial Lease Agreement dated February 15, 2021 between Aqua Metals Reno Inc. and LINICO Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 17. 2021
10.2	Series A Preferred Stock Purchase Agreement dated February 15, 2021 between the Registrant and LINICO Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 17. 2021
10.3	Investor Rights Agreement dated February 15, 2021 between the Registrant and LINICO Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 17. 2021
10.4	Voting Agreement dated February 15, 2021 between the Registrant and LINICO Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 17. 2021
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	April 29, 2021	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 29, 2021	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)