Form 10-Q
period 2021-06-30
Aqua Metals, Inc.
filed 2021-07-29
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

(775) 446-4418

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

As of July 26, 2021, there were 69,457,518 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$10,704	$6,533
Accounts receivable	290	32
Lease receivable, current portion	779	—
Inventory	662	1,091
Assets held for sale	4,339	—
Prepaid expenses and other current assets	381	702
Total current assets	17,155	8,358

Non-current assets
Property and equipment, net	1,930	24,883
Intellectual property, net	730	819
Investment in LiNiCo	1,500	—
Lease receivable, non-current portion	16,037	—
Other assets	776	1,078
Total non-current assets	20,973	26,780

Total assets	$38,128	$35,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,236	$1,552
Accrued expenses	4,634	1,253
Lease liability, current portion	545	620
Notes payable, current portion	—	29
Total current liabilities	6,415	3,454

Lease liability, non-current portion	17	242
Notes payable, non-current portion	—	303
Total liabilities	6,432	3,999

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 68,607,326 and 64,461,065 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	69	64
Additional paid-in capital	209,382	196,728
Accumulated deficit	(177,755)	(165,653)
Total stockholders’ equity	31,696	31,139

Total liabilities and stockholders’ equity	$38,128	$35,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Product sales	$—	$—	$—	$18

Operating cost and expense
Cost of product sales	2,138	1,306	3,749	2,760
Research and development cost	176	217	465	459
General and administrative expense	2,129	2,245	4,428	4,630
Total operating expense	4,443	3,768	8,642	7,849

Loss from operations	(4,443)	(3,768)	(8,642)	(7,831)

Other income and (expense)
Insurance proceeds net of related expenses	460	(52)	448	(255)
PPP loan forgiveness	201	—	332	—
Loss on disposal of property and equipment	(4,254)	—	(4,254)	—
Interest expense	(4)	(164)	(9)	(347)
Interest and other income	24	3	25	25

Total other income (expense), net	(3,573)	(213)	(3,458)	(577)

Loss before income tax expense	(8,016)	(3,981)	(12,100)	(8,408)

Income tax expense	—	(2)	(2)	(2)

Net loss	$(8,016)	$(3,983)	$(12,102)	$(8,410)

Weighted average shares outstanding, basic and diluted	68,152,296	60,136,374	67,518,650	59,859,493

Basic and diluted net loss per share	$(0.12)	$(0.07)	$(0.18)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, March 31, 2021	67,755,336	$68	$206,914	$(169,739)	$37,243

Stock-based compensation	—	—	619	—	619
Common stock issued to employees, includes RSUs vesting	300,162	—	—	—	—
Common stock issued upon exercise of employee stock options	2,083	—	3	—	3
Common stock issued upon warrant exercise	—	—	—	—	—
Common stock issued for ATM share sales, net of $67 transaction costs	549,745	1	1,846	—	1,847
Net loss	—	—	—	(8,016)	(8,016)

Balances, June 30, 2021	68,607,326	$69	$209,382	$(177,755)	$31,696

Balances, December 31, 2020	64,461,065	$64	$196,728	$(165,653)	$31,139

Stock-based compensation	—	—	1,298	—	1,298
RSUs issued for consulting services	—	—	34	—	34
Common stock issued to employees, includes RSUs vesting	884,411	1	—	—	1
Common stock issued upon exercise of employee stock options	347,901	—	727	—	727
Common stock issued upon warrant exercise	65,590	—	—	—	—
Common stock issued for ATM share sales, net of $311 transaction costs	2,473,359	3	9,328	—	9,331
Common stock issued related to LiNiCo investment	375,000	1	1,267	—	1,268
Net loss	—	—	—	(12,102)	(12,102)

Balances, June 30, 2021	68,607,326	$69	$209,382	$(177,755)	$31,696

Balances, March 31, 2020	59,836,897	$60	$190,402	$(144,318)	$46,144

Stock-based compensation	—	—	554	—	554
Common stock issued upon RSU vesting	437,199	—	—	—	—
Net loss	—	—	—	(3,983)	(3,983)

Balances, June 30, 2020	60,274,096	$60	$190,956	$(148,301)	$42,715

Balances, December 31, 2019	57,997,780	$58	$189,422	$(139,891)	$49,589

Stock-based compensation	—	—	1,510	—	1,510
Common stock issued upon RSU vesting	2,253,238	2	—	—	2
Common stock issued for consulting services	23,078	—	24	—	24
Net loss	—	—	—	(8,410)	(8,410)

Balances, June 30, 2020	60,274,096	$60	$190,956	$(148,301)	$42,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,102)	$(8,410)
Reconciliation of net loss to net cash used in operating activities
Depreciation	724	1,236
Amortization of intellectual property	90	90
Accretion of asset retirement obligation	—	24
Fair value of RSUs issued for consulting services	34	24
Stock-based compensation	1,299	1,510
Amortization of deferred financing costs	—	18
Inventory NRV adjustment	146	—
Loss on disposal of property and equipment	4,254	—
Forgiveness of PPP Loan	(332)	—
Changes in operating assets and liabilities
Accounts receivable	(258)	244
Inventory	283	49
Prepaid expenses and other current assets	320	733
Accounts payable	222	(1,953)
Accrued expenses	680	(1,671)
Other assets and liabilities	(300)	(217)
Net cash used in operating activities	(4,940)	(8,323)

Cash flows from investing activities:
Purchases of property and equipment	(1,217)	(2,239)
Proceeds from sale of equipment	275	—
Equipment deposits and other assets	43	(36)
Insurance proceeds	—	7,625
Investment in LiNiCo	(232)	—
Net cash (used in) provided by investing activities	(1,131)	5,350

Cash flows from financing activities:
Proceeds from PPP Loan	—	332
Payments on notes payable	—	(158)
Lease of building	184	—
Proceeds from exercise of stock options	727	—
Proceeds from ATM, net	9,331	—
Net cash provided by financing activities	10,242	174

Net increase (decrease) in cash and cash equivalents	4,171	(2,799)
Cash and cash equivalents at beginning of period	6,533	7,575
Cash and cash equivalents at end of period	$10,704	$4,776

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$2
Cash paid for interest	$—	$308

Supplemental disclosure of non-cash transactions
Change in accounts receivable resulting from insurance funds held in escrow	$—	$4,875
Change in property and equipment resulting from change in accounts payable	$538	$(994)
Change in property and equipment resulting from change in accrued expenses	$—	$(287)
Change in equity resulting from change in accrued expenses	$—	$24
Change in investing activity resulting from issuance of equity	$(1,268)	$—

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

On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the facility. The fire and related intense heat and smoke caused significant damage to a material amount of equipment in the AquaRefinery area, including all 16 AquaRefining modules, electrical and tank infrastructure, steel superstructure, control wiring and other supporting infrastructure. Following the fire, the Company adopted a capital light strategy designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of the Company’s business plans. On July 1, 2021, the Company signed a Letter of Intent (LOI) with ACME Metal Enterprise Co., Ltd. (ACME) to deploy and license AquaRefining equipment at its facility in Keelung, Taiwan. The Company believes the path of licensing our technology has the potential to maximize shareholder value in that it could be far less capital intensive than a rebuild and could be funded solely or primarily from a combination of cash on hand, insurance proceeds and asset dispositions.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, or the SEC, on February 25, 2021. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2021.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and June 30, 2020, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2021 and June 30, 2020 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and June 30, 2020, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2020, which are included on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending  December 31, 2021.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Subsidiaries, both of which are wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount and valuation of long-lived assets, valuation allowances for deferred tax assets, the determination of stock option expense and the determination of the fair value of stock warrants issued. Actual results could differ from those estimates.

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

	June 30,
Excluded potentially dilutive securities (1):	2021	2020

Options to purchase common stock	1,038,439	1,425,004
Unvested restricted stock units	4,840,763	4,244,003
Financing warrants to purchase common stock	6,372	103,500
Total potential dilutive securities	5,885,574	5,772,507

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of credit risk

The Company did not generate revenue during the six months ended June 30, 2021. Revenue from one customer, Clarios (successor of Johnson Controls Battery Group, Inc.), represented 100% of total revenue for the six months ended June 30, 2020, which totaled $18,000 for the sale of inventory during the first quarter of 2020. The Company did not have a trade accounts receivable balance as of  June 30, 2021 or December 31, 2020. The accounts receivable balance on the Company's condensed consolidated balance sheets as of  June 30, 2021 and  December 31, 2020 consisted of amounts due from the return or sale of inventory and proceeds from assets held for sale.

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2021 that are of significance or potential significance to the Company.

Insurance Proceeds

On November 29, 2019, there was a fire in the AquaRefining area of the TRIC facility. As of June 30, 2021, the Company had received $25.0 million in insurance payments as a result of the fire damage. Insurance proceeds of $1.4 million collected during the second quarter of 2021 were recorded as other income and netted against related expenses. Subsequent to quarter end, the Company and the insurance carriers agreed on a payment of an additional $5.25 million. This payment represents the final expected payment from insurance bringing the total collected from insurance to approximately $30.25 million.

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

The Company was not in commercial production during the three and six months ended June 30, 2021 or during the three and six months ended June 30, 2020. The nominal revenue generated during the six months ended June 30, 2020 resulted from the sale of inventory. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Lease Receivable

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

The Company accounted for the Industrial Lease and Option to Purchase Agreement as a sales-type lease. As a component of the accounting for the agreement, the Company recognized the estimated fair market value of the land and plant of $17.0 million as a lease receivable, which is reflected on the Company's condensed consolidated balance sheets. The implied interest rate of 0.5% was utilized for the amortization of the scheduled building lease/purchase payments outlined in the agreement. The Company applies the monthly payments received as a reduction to lease receivable and interest income. The interest income recognized from the agreement is included in "Interest and other income" on the Company's condensed consolidated statements of operations. For the three months ended June 30, 2021, the Company recognized a reduction in the lease receivable balance of approximately $184,000 and recorded $20,000 of interest income related to this agreement.

5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Finished goods	$2	$2
Work in process	245	247
Raw materials	415	842
Total inventory	$662	$1,091

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. For the three months ended June 30, 2021, the Company classified certain assets with a net book value of $5.2 million to assets held for sale. Management believes these assets are no longer necessary for the Company's future operating plans. Also, during the quarter ended June 30, 2021, the Company sold assets held for sale with a book value of $0.8 million. These assets were comprised of a battery breaker and related equipment.

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	June 30, 2021	December 31, 2020

Operational equipment	3 - 10	$1,435	$12,126
Lab equipment	5	511	524
Computer equipment	3	178	222
Office furniture and equipment	3	215	221
Land	-	—	1,047
Building	39	—	19,508
Equipment under construction		1,715	3,597
		4,054	37,245
Less: accumulated depreciation		(2,124)	(12,362)

Total property and equipment, net		$1,930	$24,883

Property and equipment depreciation expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Investments

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

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020

Building repair	$2,547	$—
Property and equipment related	1,321	715
Payroll related	727	479
Use tax accrual	10	1
Other	29	58
	$4,634	$1,253

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Leases

The Company currently maintains one finance lease for equipment and two operating leases for real estate. The finance lease is immaterial to the Company's condensed consolidated financial statements. The operating leases have terms of 76 and 42 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets. The Company recognized sublease income of approximately $127,000 and $255,000 for the three and six months ended June 30, 2021. The Company recognized sublease income of approximately $108,000 and $216,000 for the three and six months ended June 30, 2020.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of June 30, 2021, total right-of-use assets were approximately $0.46 million and operating lease liabilities were approximately $0.54 million. As of June 30, 2020, the Company's total right-of-use assets were approximately $0.96 million and operating lease liabilities were approximately $1.12 million.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$164	$160	$327	$318
Operating lease cost	$144	$144	$289	$289

June 30, 2021
Weighted-average remaining lease term (in years)	0.7
Weighted-average discount rate	9.66%

Future maturities of lease liabilities as of June 30, 2021 are as follows (in thousands):

Due in 12-month period ended June 30, 2022	$561
Less imputed interest	$(22)
Total lease liabilities	$539

Current operating lease liabilities	$539
Non-current operating lease liabilities	$—
$539

Note: Excludes a finance lease with a current liability of $6 and a non-current liability of $17.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Notes Payable

On May 7, 2020, the Company received loan proceeds in the amount of approximately $332,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses. The loans and accrued interest are forgivable if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company used the loan proceeds for purposes consistent with the PPP requirements and applied for loan forgiveness. During the six months ended June 30, 2021, both of the Company's two PPP loans totaling $332,000 were forgiven.

Notes payable were comprised of the following (in thousands):

	June 30, 2021	December 31, 2020

Notes payable, current portion
Paycheck Protection Program	$—	$29
Total notes payable, current portion	$—	$29

Notes payable, non-current portion
Paycheck Protection Program	$—	$303
Total notes payable, non-current portion	$—	$303

12. Stockholders’ Equity

Shares issued

During the six months ended June 30, 2021, the Company issued 825,540 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees.

During the six months ended June 30, 2021, the Company issued, when the five-day average of closing prices for the Company’s common stock was $3.95 per share, 5,371 shares of the Company’s common stock pursuant to a cashless exercise of a warrant for 10,350 shares of the Company’s common stock with an exercise price of $1.90 per share.

During the six months ended June 30, 2021, the Company issued, when the five-day average of closing prices for the Company’s common stock was $6.20 per share, 60,219 shares of the Company’s common stock pursuant to a cashless exercise of a warrant for 86,778 shares of the Company’s common stock with an exercise price of $1.90 per share.

During the six months ended June 30, 2021, the Company issued 58,871 shares of common stock upon vesting of RSUs granted to Board members.

During the six months ended June 30, 2021, the Company issued 375,000 shares of common stock pursuant to the Series A Preferred Stock Purchase Agreement, with LiNiCo, dated February 15, 2021.

During the six months ended June 30, 2021, the Company issued 347,901 shares of common stock upon stock option exercises.

During the six months ended June 30, 2021, the Company issued 2,473,359 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $9.3 million.

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product sales	$16	$22	$47	$44
Research and development cost	11	15	53	120
General and administrative expense	592	517	1,198	1,346
Total	$619	$554	$1,298	$1,510

There were no options issued during the three and six months ended June 30, 2021 or the three and six months ended June 30, 2020.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted stock units

In February 2021, the Company granted 25,000 RSUs, all of which were subject to vesting, with a grant fair value of $151,500 to a contractor. The shares vest in three tranches 1) upon the signing of a licensing agreement 2) delivery of a final engineering package, and 3) full handover of project to site owner. No shares vested during the six months ended June 30, 2021.

In  May 2021, the Company granted 81,883 RSUs, all of which were subject to vesting, with a grant fair value of $235,000 to Board members. The shares vest in twelve equal installments over a one-year period. 13,648 shares vested during the six months ended June 30, 2021.

13. Commitments and Contingencies

Legal proceedings

See Item 1. Legal Proceedings

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Subsequent Events

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued.

License and Equipment Supply Agreement

On July 1, 2021, the Company signed a Letter of Intent with ACME Metal Enterprise Co., Ltd. (ACME) to deploy and license AquaRefining equipment at its facility in Keelung, Taiwan. On July 28, 2021, the Company signed a definitive agreement with ACME to deploy and license AquaRefining equipment at its facility in Keelung, Taiwan.

Insurance Payment

Subsequent to quarter end, the Company and the insurance carriers agreed on a payment of an additional $5.25 million. This payment represents the final expected payment from insurance bringing the total collected from insurance to approximately $30.25 million.

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

In order to expand the demonstration AquaRefinery to its full capacity, we chose to idle the AquaRefinery beginning in September 2019 to facilitate contracting work required to increase the plant capacity planned for late 2019 or early 2020. On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the recycling facility at TRIC. The cause of the fire was not due to the technology or process of AquaRefining but rather to contracting activities. The fire and related intense heat and smoke caused significant damage to a material amount of equipment in the AquaRefinery area, including all 16 AquaRefining modules, electrical and tank infrastructure, steel superstructure, control wiring and other supporting infrastructure. The floor to ceiling firewall between the AquaRefining area and the rest of the plant isolated the worst of the damage to the AquaRefining area. The firewall also spared material damage to much of the key front-end process equipment, such as the battery breaker/separation system, concentrate production area, kettles and ingot casting, water treatment and recovery and other important areas of the plant. The administrative office area also remained intact.

As of June 30, 2021, we have received approximately $25.0 million of insurance proceeds from our insurance carriers related to the November 2019 fire event. Subsequent to quarter end, the Company and the insurance carriers agreed on a payment of an additional $5.25 million. This payment represents the final expected payment from insurance bringing the total collected from insurance to approximately $30.25 million.

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

We have been engaged in the pursuit of a capital light strategy that is based on the pursuit of licensing opportunities within the lead battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. Our capital light business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. On July 1, 2021, the Company signed a Letter of Intent (LOI) with ACME Metal Enterprise Co., Ltd. (ACME) to deploy and license AquaRefining equipment at its facility in Keelung, Taiwan. The Company believes the path of licensing our technology has the potential to maximize shareholder value in that it could be far less capital intensive than a rebuild and could be funded solely or primarily from a combination of cash on hand, insurance proceeds and asset dispositions.

During the three months ended June 30, 2021, we issued 549,745 shares of common stock pursuant to an At the Market Issuance Sales Agreement ("ATM") for net proceeds of $1.8 million.

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

Our capital light strategy also includes an expansion into lithium-ion battery recycling by investing in LINICO Corporation (“LiNiCo”). The Company and LiNiCo reached a lease-to-buy agreement for the Aqua Metals' AquaRefining facility. Aqua Metals has committed a $1.5 million investment, paid in Aqua Metals shares and $232,000 in cash, for an ownership share in LiNiCo of approximately 9%, as part of our strategy to strengthen growth by potentially applying AquaRefining intellectual property to lithium-ion battery recycling while meeting its lead recycling commercial guidance. We believe that expanding our patented AquaRefining hydrometallurgical approach to recycling the high-value metals of lithium-ion batteries is a smart, long-term strategy for Aqua Metals and the creation of shareholder value.

Results of Operations

We have not engaged in commercial operations since the 2019 fire at our TRIC facility other than the sale of inventory, and since that time our operations have been devoted to improvements to our AquaRefining processes and equipment in furtherance of our capital light strategy. We did not incur revenue during the three and six months ended June 30, 2021 and 2020, other than nominal revenue generated during the first quarter of 2020 from the sale of inventory. The following table summarizes our results of operations with respect to the items set forth below for the three and six months ended June 30, 2021 and 2020 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2021	2020	(Unfavorable)	Change	2021	2020	(Unfavorable)	Change

Product sales	$—	$—	$—	n/a	$—	$18	$(18)	(100.0)%
Cost of product sales	2,138	1,306	(832)	63.7%	3,749	2,760	(989)	35.8%
Research and development cost	176	217	41	(18.9)%	465	459	(6)	1.3%
General and administrative expense	2,129	2,245	116	(5.2)%	4,428	4,630	202	(4.4)%
Total operating expense	$4,443	$3,768	$(675)	17.9%	$8,642	$7,849	$(793)	10.1%

As mentioned previously, historical product sales prior to the reported periods have consisted of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Other than sales from inventory, we do not expect to generate revenue from operations until such time as we enter into a commercial license for our AquaRefining technology and equipment.

Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, inventory adjustments, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales increased approximately 64% and 36% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increase in cost of product sales was a result of plant clean-up costs, in preparation for the lease and eventual sale of the facility.

Research and development cost included expenditures related to the improvement of the AquaRefining technology related to our lead recycling process and initial development of our lithium recycling process. During the three months ended June 30, 2021, research and development cost decreased $41,000 or 19% over the comparable period in 2020. This modest decrease was driven by the Company's efforts to control costs while continuing to maintain and advance our proprietary AquaRefining technology. For the six months ended June 30, 2021, research and developments costs remained essentially even with a 1% increase compared to the six months ended June 30, 2020.

General and administrative expense was fairly consistent with a decrease of approximately 5% and 4% for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020.

The following table summarizes our other income and interest expense for the three and six months ended June 30, 2021 and 2020 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2021	2020	(Unfavorable)	Change	2021	2020	(Unfavorable)	Change
Other income and (expense)

Insurance proceeds net of related expenses	$460	$(52)	$512	(984.6)%	$448	$(255)	$703	(275.7)%
PPP loan forgiveness	201	—	201	n/a	332	—	332	n/a
Loss on disposal of property and equipment	(4,254)	—	(4,254)	n/a	(4,254)	—	(4,254)	n/a
Interest expense	(4)	(164)	160	(97.6)%	(9)	(347)	338	(97.4)%
Interest and other income	24	3	21	700.0%	25	25	—	0.0%
Total other income (expense), net	$(3,573)	$(213)	$3,360	(1,577)%	$(3,458)	$(577)	$2,881	(499.3)%

Insurance proceeds net of related expenses resulted from collection and payment activity that began in 2020 following the November 2019 fire. The change from period to period is due to the timing of insurance payments and associated fire clean-up expenses. Both of the Company's two PPP loans totaling $332,000 received in May of 2020 have been forgiven. One of the PPP loans for $131,000 was forgiven in January of 2021 and the second PPP loan for $201,000 was forgiven in May of 2021. Aqua Metals recognized a loss on the sale of assets held for sale of approximately $4.3 million during the three months ended June 30, 2021. This amount was comprised of a $3.5 million loss recognized in conjunction with the accounting for the lease to purchase arrangement for the Company's McCarran, Nevada facility. The loss on sale of assets held for sale also included $0.7 million resulting from the sale of a battery breaker and related equipment. Aqua Metals recognized interest expense of $4,000 and $9,000 for the three and six months ended June 30, 2021, respectively. The decrease in interest expense from the comparable prior year periods is due to the Company retiring the Veritex loan during the fourth quarter of 2020 and being essentially debt free since that time. Aqua Metals recognized approximately $24,000 and $25,000 in interest and other income during the three and six months ended June 30, 2021, respectively. This compares to interest and other income of $3,000 and $25,000 for the three and six months ended June 30, 2020, respectively. The increase in interest and other income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is primarily due to the payments received for the lease of the McCarran, Nevada plant pursuant to the lease to purchase agreement that commenced on April 1, 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had total assets of $38.1 million and working capital of $10.7 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(4,940)	$(8,323)
Net cash (used in) provided by investing activities	$(1,131)	$5,350
Net cash provided by financing activities	$10,242	$174

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $4.9 million and $8.3 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization and stock-based compensation charges, loss on the sale of property and equipment, as well as net changes in working capital. Net cash used in operating activities for the six months ended June 30, 2021 reflected a non-cash adjustment of $4.3 million for the disposal of property and equipment. No loss on disposal of property and equipment adjustment was recognized during the six months ended June 30, 2020.

Net cash used in and provided by investing activities

Net cash used in investing activities for the six months ended June 30, 2021 was $1.1 million and consisted mainly of $1.2 million for the purchase of property and equipment and $0.2 million utilized toward the investment in LiNiCo. Net cash provided by investing activities for the six months ended June 30, 2020 was $5.4 million and consisted primarily of $7.6 million in insurance proceeds partially offset by $2.2 million for purchases of property and equipment accrued in the prior quarter.

Net cash provided by and used in financing activities

Net cash provided by financing activities of $10.2 million for the six months ended June 30, 2021 consisted of $9.3 million in net proceeds from the sale of Aqua Metals shares pursuant to the ATM and $0.7 million of proceeds from stock options exercises. Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $0.2 million, consisting of $0.3 million from PPP loan proceeds partially offset by $0.2 million for payments on debt.

As of June 30, 2021, we had total cash of $10.7 million and working capital of $10.7 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we execute on our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of remaining insurance proceeds on our fire related claims, the possible sale of certain equipment and assets at TRIC, and the collection of funds from the lease and sale of our plant. However, there can be no assurance that such funds will be available. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against us and certain of our former executive officers. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. The complaint, as amended, alleged the defendants made false and misleading statements concerning our lead recycling operations and conducted deceptive site visits in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with our November 2016 public offering. In July 2021, the parties entered into a stipulation for settlement of all claims based on the payment of a cash amount to the plaintiffs to be funded by Aqua Metals’ insurance carriers, plus $500,000 to be paid to the plaintiffs by Aqua Metals in cash or common shares, at Aqua Metals’ option. The stipulation for settlement is subject to the approval of the Court.

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against us and certain of our current and former executive officers and directors. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-00201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally alleged that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. In July 2021, the parties entered into a stipulation for settlement of all claims based on our adoption of certain corporate governance reforms. The stipulation for settlement is subject to the approval of the Court.

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

When we designed and developed TRIC, we did so at a time when our business model assumed that TRIC would be the first of many LAB recycling facilities owned and operated by us. Commencing in 2017, we began to shift our focus away from the development of additional Company-owned LAB recycling facilities and towards the licensing of our AquaRefining technology to partners engaged in LAB recycling. We continued to develop TRIC as a LAB recycling facility for purposes of demonstrating AquaRefining on a commercial scale. However, as a result of the fire and our high costs of capital, we decided that the cost of restoring TRIC to its pre-fire state would not be the best use of our available cash and that we may be able to achieve the benefits of operating 16 AquaRefining modules, namely the demonstration of the scalability of our AquaRefining technologies, through a less costly commercialization program. Commencing in early 2020, we began to focus on licensing opportunities within the $20+ billion lead battery recycling marketplace and in February 2021 we entered into a triple-net lease-to-buy agreement with respect to TRIC. We believe this path is far less capital intensive than a rebuild of TRIC to its pre-fire state and we believe this plan could be funded solely or primarily from cash on hand plus any further insurance proceeds and asset disposition of the AquaRefinery. However, there can be no assurance that our revised business model will be successful or that we will acquire the additional capital sufficient to fund our revised business plan.

Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business. We propose to commercially exploit our AquaRefining process primarily by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs, including ACME Metal Enterprise Co., Ltd. and Clarios, among others. In July 2021, we entered into a nonbinding letter of intent with ACME Metal Enterprise Co., Ltd to deploy and license our AquaRefining equipment at ACME’s facility in Keelung, Taiwan. The letter of intent provides 60 days to finalize the definitive agreement and includes terms for licensing and a phased deployment of our AquaRefining technology, and the joint development of processing AquaRefined briquettes into battery ready oxide material, however there can be no assurance that we will be able to conclude a definitive agreement with ACME or do so on terms that benefit us, if at all. Although we are currently seeking to negotiate agreements with Clarios and others, as of the date of this report, we have not entered into any such licensing, joint venture or strategic alliance agreements, apart from our equipment supply agreement with Clarios, and there can be no assurance that we will be able to do so on terms that benefit us, if at all. Our ability to enter into licensing, joint ventures and strategic relationships with third parties will depend on our ability to demonstrate the technological and commercial advantages of our AquaRefining process, of which there can be no assurance.  Also, even if we are able to enter into licensing, joint venture or strategic alliance agreements, there can be no assurance that we will be able to obtain the expected benefits of any such arrangements. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, potential additional challenges in protecting our intellectual property, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through June 30, 2021, we generated a total of $11.5 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant-based revenue producing operations, entered into a lease-to-buy agreement with respect to TRIC and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling. As of the date of this report, we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from our licensing model. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we have suspended operations at TRIC;
•	our ability to demonstrate that our AquaRefining technology can be operated on a commercial scale;
•	our ability to license our AquaRefining process and sell our AquaRefining equipment to ACME Metal Enterprise Co., Ltd and other recyclers of LABs; and
•	our ability to realize the expected benefits of our strategic partnerships with Clarios and BASF.

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of  June 30, 2021, we had total cash of $10.7 million and working capital of  $10.7 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the recovery of remaining insurance proceeds on our fire related claims, the possible sale of certain equipment and assets at TRIC, and the collection of funds from the sale of our plant. However, there can be no assurance that we will be able to acquire proceeds from these sources in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Our business may be adversely affected by the recent coronavirus outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. At this time, we and most of our partners and suppliers are subject to travel restrictions, shelter in place requirements and limited, if any, operations. The outbreak and any preventative or protective actions that we or our partners and suppliers may take in respect of this coronavirus may result in a period of disruption to work in progress. Our partners’ and suppliers’ businesses could be disrupted, and our ongoing V1.25L operations and license negotiations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

 As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10665907, 10793957, 10689769, 10340561, 10316420, 11028460, and allowed 20190301031), Canada (2930945, 2968064), China (201480071929.1, 107849634, 201680041600.X, 201680041571.7, 201580062811.7, and allowed 108603242), Europe (3072180, 3294916, 3221918, 3483305, 3294929), Eurasia (32371, 35532, 36722), South Africa (2016/04083, 2017/08454, 2017/08455, 2017/04123, 2018/04384), South Korea (101739414, 101882932, 101926033, 102096976, 102274210, and 102242697), Honduras (80-2019), India (318321, 369304, and 364173), Indonesia (IDP000061176, IDP000066550, allowed 2018/12329), Japan (6173595, 6805240, 6775006, 6592088, and 6861773), Malaysia (MY-181071-A), Mexico (357027), OAPI (17808, 19078, 18736), Ukraine (118037, 119580, and allowed a 2017-12366, and a 2018-07365), Vietnam (22588) Australia (2014353227, 2015350562, 2016260407, 2017213449, and 2016260408), ARIPO (4995 and 5559), and Chile (62.308 and 61.519).

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

There can be no assurance that we will be able to negotiate our key agreement with Clarios on commercially reasonable terms, or at all. In February 2017, we entered into a series of agreements with Clarios, including an equipment supply agreement pursuant to which, among other things, we agreed to work with Clarios on the development of a program for the conversion of Clarios and certain strategic partners of Clarios’ existing lead smelters throughout North and South America, China and Europe to a lead recycling process utilizing our AquaRefining technology and equipment, know-how and services. The equipment supply agreement discusses the development of the conversion program in general terms and contemplates that the parties will enter into a definitive development program agreement that is based on the general terms set forth in the equipment supply agreement and provides more detailed terms and conditions, including the economic obligations and rights of each party. We have agreed not to license our AquaRefining technology and equipment to third parties in the aforementioned regions until such time as we and Clarios have agreed on certain matters relating to the initial conversion of a Clarios facility. Pursuant to amendments to the equipment supply agreement entered into in June 2019 and June 2021, the parties have agreed to use good faith, commercial best-efforts to conclude the discussion and negotiation of, and enter into, a development program agreement no later than the 90th day following our satisfaction of certain performance criteria agreed upon by Clarios and us, however those performance conditions were based on the operation of 16 AquaRefining modules at TRIC, which is unlikely. However, pursuant to the June 2021 amendment, Clarios agreed to remove the restriction on our ability to sell AquaRefining equipment or license our AquaRefining technology to third-parties pending the conclusion of a development program agreement with Clarios. There can be no assurance that we will be able to negotiate and conclude a definitive development program agreement with Clarios on commercially reasonable terms, or at all.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since April 1, 2020, the reported high and low sales prices of our common stock have ranged from $0.35 to $8.06 through July 29, 2021. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27. 2018.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019
10.1	Third Amendment to Equipment Supply Agreement dated June 30, 2021 between the Registrant and Clarios, LLC	Filed electronically herewith
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	July 29, 2021	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 29, 2021	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)