Form 10-Q
period 2021-09-30
Aqua Metals, Inc.
filed 2021-11-04
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-37515

Aqua Metals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1169572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

5370 Kietzke Lane, Suite 201

Reno, Nevada 89511

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

As of October 29, 2021, there were 69,830,488 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$11,700	$6,533
Accounts receivable	250	32
Lease receivable, current portion	821	—
Inventory	333	1,091
Assets held for sale	3,179	—
Prepaid expenses and other current assets	309	702
Total current assets	16,592	8,358

Non-current assets
Property and equipment, net	1,822	24,883
Intellectual property, net	685	819
Investment in LINICO	1,500	—
Lease receivable, non-current portion	15,811	—
Other assets	917	1,078
Total non-current assets	20,735	26,780

Total assets	$37,327	$35,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,063	$1,552
Accrued expenses	4,705	1,253
Lease liability, current portion	501	620
Notes payable, current portion	—	29
Total current liabilities	6,269	3,454

Lease liability, non-current portion	269	242
Notes payable, non-current portion	—	303
Total liabilities	6,538	3,999

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 69,823,664 and 64,461,065 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	70	64
Additional paid-in capital	209,860	196,728
Accumulated deficit	(179,141)	(165,653)
Total stockholders’ equity	30,789	31,139

Total liabilities and stockholders’ equity	$37,327	$35,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Product sales	$—	$90	$—	$108

Operating cost and expense
Cost of product sales	1,670	1,635	5,417	4,395
Research and development cost	273	210	738	669
General and administrative expense	2,681	1,656	7,109	6,286
Total operating expense	4,624	3,501	13,264	11,350

Loss from operations	(4,624)	(3,411)	(13,264)	(11,242)

Other income and (expense)
Insurance proceeds net of related expenses	4,344	1,722	4,792	1,467
PPP loan forgiveness	—	—	332	—
Loss on disposal of property and equipment	(1,411)	—	(5,665)	—
Interest expense	(5)	(166)	(15)	(513)
Interest and other income	310	18	334	43

Total other income (expense), net	3,238	1,574	(222)	997

Loss before income tax expense	(1,386)	(1,837)	(13,486)	(10,245)

Income tax expense	—	—	(2)	(2)

Net loss	$(1,386)	$(1,837)	$(13,488)	$(10,247)

Weighted average shares outstanding, basic and diluted	69,609,070	60,998,971	68,223,115	60,242,093

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.20)	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, June 30, 2021	68,607,326	$69	$209,382	$(177,755)	$31,696

Stock-based compensation	—	—	399	—	399
RSUs issued for consulting services	—	—	79	—	79
Common stock issued to employees and directors, includes RSUs vesting	1,216,338	1	—	—	1
Net loss	—	—	—	(1,386)	(1,386)

Balances, September 30, 2021	69,823,664	$70	$209,860	$(179,141)	$30,789

Balances, December 31, 2020	64,461,065	$64	$196,728	$(165,653)	$31,139

Stock-based compensation	—	—	1,696	—	1,696
RSUs issued for consulting services	—	—	114	—	114
Common stock issued to employees and directors, includes RSUs vesting	2,100,749	2	—	—	2
Common stock issued upon exercise of employee stock options	347,901	—	727	—	727
Common stock issued upon warrant exercise	65,590	—	—	—	—
Common stock issued for ATM share sales, net of $311 transaction costs	2,473,359	3	9,328	—	9,331
Common stock issued related to LINICO investment	375,000	1	1,267	—	1,268
Net loss	—	—	—	(13,488)	(13,488)

Balances, September 30, 2021	69,823,664	$70	$209,860	$(179,141)	$30,789

Balances, June 30, 2020	60,274,096	$60	$190,956	$(148,301)	$42,715

Stock-based compensation	—	—	519	—	519
Common stock issued to employees and directors, includes RSUs vesting	843,830	1	—	—	1
Net loss	—	—	—	(1,837)	(1,837)

Balances, September 30, 2020	61,117,926	$61	$191,475	$(150,138)	$41,398

Balances, December 31, 2019	57,997,780	$58	$189,422	$(139,891)	$49,589

Stock-based compensation	—	—	2,029	—	2,029
Common stock issued to employees and directors, includes RSUs vesting	3,097,068	3	—	—	3
Common stock issued for consulting services	23,078	—	24	—	24
Net loss	—	—	—	(10,247)	(10,247)

Balances, September 30, 2020	61,117,926	$61	$191,475	$(150,138)	$41,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,488)	$(10,247)
Reconciliation of net loss to net cash used in operating activities
Depreciation	926	1,835
Amortization of intellectual property	135	135
Accretion of asset retirement obligation	—	36
Fair value of RSUs issued for consulting services	114	24
Stock-based compensation	1,698	2,032
Amortization of deferred financing costs	—	27
Inventory NRV adjustment	146	—
Loss on disposal of property and equipment	5,665	76
Forgiveness of PPP Loan	(332)	—
Changes in operating assets and liabilities
Accounts receivable	(218)	244
Inventory	612	123
Prepaid expenses and other current assets	392	492
Accounts payable	304	(1,853)
Accrued expenses	750	(1,543)
Other assets and liabilities	(457)	(373)
Net cash used in operating activities	(3,753)	(8,992)

Cash flows from investing activities:
Purchases of property and equipment	(1,672)	(2,999)
Proceeds from sale of equipment	275	150
Equipment deposits and other assets	123	(28)
Insurance proceeds	—	9,838
Investment in LINICO	(232)	—
Net cash (used in) provided by investing activities	(1,506)	6,961

Cash flows from financing activities:
Proceeds from PPP Loan	—	332
Payments on notes payable	—	(241)
Lease of building	368	—
Proceeds from exercise of stock options	727	—
Proceeds from ATM, net	9,331	—
Net cash provided by financing activities	10,426	91

Net increase (decrease) in cash and cash equivalents	5,167	(1,940)
Cash and cash equivalents at beginning of period	6,533	7,575
Cash and cash equivalents at end of period	$11,700	$5,635

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$2
Cash paid for interest	$—	$448

Supplemental disclosure of non-cash transactions
Change in accounts receivable resulting from insurance funds held in escrow	$—	$7,600
Change in property and equipment resulting from change in accounts payable	$793	$(1,263)
Change in property and equipment resulting from change in accrued expenses	$—	$(409)
Change in equity resulting from change in accrued expenses	$—	$24
Change in investing activity resulting from issuance of equity	$(1,268)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly-owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of equipment supply, technology licensing and related services for recycling metals through a novel, proprietary and patented process the Company developed and named AquaRefining™. The process was originally designed for Lead recycling but can also be applied to other metals such as those found in lithium-ion batteries. Unlike smelting, AquaRefining is a room temperature, water-based process that emits less pollution than smelting, the traditional method of lead recycling and the process used by some lithium battery recyclers. The Company built its recycling facility in Nevada’s Tahoe Reno Industrial Center (“TRIC”) in McCarran, Nevada and intended to pursue the development of additional lead acid battery recycling facilities based on the Company’s AquaRefining technology, likely through licensing or joint development arrangements.

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

In  November, 2019, a fire occurred in the AquaRefining area of the facility. The fire was related to contractor expansion activities. Following the fire, the Company adopted a capital light strategy designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of the Company’s business plans. During 2020 and 2021, the Company completed research and development activities on its AquaRefining equipment resulting in lead production that is over 300% greater than the original Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. In early 2021, the Company made an investment in LINICO Corporation as part of its strategy to develop lithium-ion battery recycling technology. On July 29, 2021, the Company signed a definitive agreement with ACME Metal Enterprise Co., Ltd. (ACME) to deploy AquaRefining equipment at its facility in Keelung, Taiwan. The Company believes the path of licensing its proprietary technology is the optimal strategy to maximize shareholder value.

In September 2021, the Company announced the establishment of its Innovation Center, in McCarran, Nevada, focused on applying AquaRefining technology to lithium-ion battery recycling research and development. Aqua Metals is now applying its commercialized clean, water-based recycling technology principles to develop the cleanest and most cost-efficient recycling solution to recover and recycle metals contained in lithium-ion batteries. The AquaRefining process is intended to recover the highest quality metals at a lower operating cost than traditional methods without the damaging effects of furnaces and greenhouse gas emissions.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, or the SEC, on February 25, 2021. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2021.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2021 and September 30, 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and September 30, 2020, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2020, which are included on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending  December 31, 2021.

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

	September 30,
Excluded potentially dilutive securities (1):	2021	2020

Options to purchase common stock	1,038,439	1,390,340
Unvested restricted stock units	3,652,686	3,947,819
Financing warrants to purchase common stock	6,372	103,500
Total potential dilutive securities	4,697,497	5,441,659

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of credit risk

The Company did not generate revenue during the three and nine months ended September 30, 2021. Revenue for the three months ended September 30, 2020 totaled $90,000 and was all attributed to P. Kay Metals. Revenue for the nine months ended September 30, 2020 totaled $108,000 for the sale of inventory during the first and third quarters. Revenue from P. Kay Metals and Clarios (successor of Johnson Controls Battery Group, Inc.) represented 84% and 16%, respectively, of total revenue for the nine months ended September 30, 2020. The Company did not have a trade accounts receivable balance as of  September 30, 2021 or December 31, 2020. The accounts receivable balance on the Company's condensed consolidated balance sheets as of  September 30, 2021 and  December 31, 2020 consisted of amounts due from the return or sale of inventory and proceeds from assets held for sale.

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2021 that are of significance or potential significance to the Company.

Insurance Proceeds

On November 29, 2019, there was a fire in the AquaRefining area of the TRIC facility. As of   September 30, 2021, the Company had received a total of $30.25 million in insurance payments as a result of the fire damage. Insurance proceeds of $5.25 million collected during the third quarter of 2021 were recorded as other income and netted against related expenses. The $5.25 million received during the third quarter of 2021 represents the final expected insurance payment.

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

The Company was not in commercial production during the three and nine months ended September 30, 2021 or during the three and nine months ended September 30, 2020. The nominal revenue generated during the nine months ended September 30, 2020 resulted from the sale of inventory. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Lease Receivable

The Company has entered into an Industrial Lease Agreement with LINICO Corporation, a Nevada corporation, or ("LINICO"), dated February 15, 2021 pursuant to which the Company has leased to LINICO its 136,750 square foot recycling facility at TRIC. The lease commenced  April 1, 2021 and expires on March 31, 2023. During the lease term, LINICO has the option to purchase the land and facilities at a purchase price of $14.25 million if the option is exercised and the sale is completed by October 1, 2022 and $15.25 million if the option is exercised and the sale is completed after October 1, 2022 and prior to March 31, 2023. The purchase option is subject to LINICO’s payment of a nonrefundable deposit of $1.25 million, which was paid on October 15, 2021, and a second nonrefundable deposit of $2.0 million by November 22, 2022, both of which will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LINICO is responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease.

With respect to the portion of the facility that was damaged in the November 2019 fire, consisting of approximately 30,000 square feet, the Company was obligated to complete the clean-up of the damaged area, at the Company's expense, by July 31, 2021 and repair all damage to the damaged area, at the Company's expense, by November 15, 2021. With regard to the equipment on-site at TRIC, the Company has granted LINICO the right of first offer to purchase any equipment the Company offers for sale. The lease agreement contains customary representations, warranties and indemnities on the part of both parties.

The Company accounted for the Industrial Lease and Option to Purchase Agreement as a sales-type lease. As a component of the accounting for the agreement, the Company recognized the estimated fair market value of the land and plant of $17.0 million as a lease receivable, which is reflected on the Company's condensed consolidated balance sheets. The implied interest rate of 0.5% was utilized for the amortization of the scheduled building lease/purchase payments outlined in the agreement. The Company applies the monthly payments received as a reduction to lease receivable and interest income. The interest income recognized from the agreement is included in "Interest and other income" on the Company's condensed consolidated statements of operations. For the nine months ended September 30, 2021, the Company recognized a reduction in the lease receivable balance of approximately $368,000 and recorded $40,000 of interest income related to this agreement.

5. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Finished goods	$219	$2
Work in process	26	247
Raw materials	88	842
Total inventory	$333	$1,091

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Management believes these assets are no longer necessary for the Company's future operating plans. During the quarter ended September 30, 2021, the Company classified certain assets with a book value of $0.2 million to assets held for sale. In addition, in conjunction with the plant clean-up, the Company disposed of assets held for sale with a book value of approximately $1.4 million during the third quarter of 2021. For the nine months ended September 30, 2021, Aqua Metals classified a total of $5.4 million to assets held for sale and disposed of assets held for sale with a book value of approximately $2.2 million.

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	September 30, 2021	December 31, 2020

Operational equipment	3 - 10	$867	$12,126
Lab equipment	5	498	524
Computer equipment	3	59	222
Office furniture and equipment	3	164	221
Land	-	—	1,047
Building	39	—	19,508
Equipment under construction		1,681	3,597
		3,269	37,245
Less: accumulated depreciation		(1,447)	(12,362)

Total property and equipment, net		$1,822	$24,883

Property and equipment depreciation expense was $58.6 thousand and $0.5 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2020, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Investments

On February 15, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with LINICO Corporation, a Nevada Corporation, or ("LINICO"), that provided for the Company's issuance of 375,000 shares (“Aqua Shares”) of the Company's common stock in consideration of LINICO’s issuance of 1,500 shares of its Series A Preferred Stock, at a stated aggregate value of $1,500,000, along with a three-year warrant (“Series A Warrant”) to purchase an additional 500 shares of LINICO Series A Preferred Stock at an exercise price of $1,000 per share. The 1,500 shares of the Series A Preferred Stock represents approximately 9% of LINICO common stock on a fully diluted basis, before giving effect to the Company's exercise of the Series A Warrant or any other outstanding warrants of LINICO.

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

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020

Building repair	$2,274	$—
Payroll related	1,003	479
Property and equipment related	872	715
Class action settlement	500
Professional	21	—
Other	35	59
	$4,705	$1,253

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Leases

The Company currently maintains one finance lease for equipment and three operating leases for real estate. The finance lease is immaterial to the Company's condensed consolidated financial statements. The operating leases have original terms of 76, 42 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets. The Company recognized sublease income of approximately $127,000 and $382,000 for the three and nine months ended September 30, 2021. The Company recognized sublease income of approximately $108,000 and $324,000 for the three and nine months ended September 30, 2020.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of September 30, 2021, total right-of-use assets were approximately $0.68 million and operating lease liabilities were approximately $0.75 million. As of September 30, 2020, the Company's total right-of-use assets were approximately $0.84 million and operating lease liabilities were approximately $0.98 million.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$167	$162	$494	$480
Operating lease cost	$155	$144	$444	$433

September 30, 2021
Weighted-average remaining lease term (in years)	2.0
Weighted-average discount rate	7.83%

Future maturities of lease liabilities as of September 30, 2021 are as follows (in thousands):

Due in 12-month period ended September 30,
2022	$524
2023	$133
2024	$135
Less imputed interest	$(44)
Total lease liabilities	$748

Current operating lease liabilities	$495
Non-current operating lease liabilities	$253
$748

Note: Excludes a finance lease with a current liability of $6 and a non-current liability of $16.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Notes Payable

On May 7, 2020, the Company received loan proceeds in the amount of approximately $332,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses. The loans and accrued interest are forgivable if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company used the loan proceeds for purposes consistent with the PPP requirements and applied for loan forgiveness. During the nine months ended September 30, 2021, both of the Company's two PPP loans totaling $332,000 were forgiven.

Notes payable were comprised of the following (in thousands):

	September 30, 2021	December 31, 2020

Notes payable, current portion
Paycheck Protection Program	$—	$29
Total notes payable, current portion	$—	$29

Notes payable, non-current portion
Paycheck Protection Program	$—	$303
Total notes payable, non-current portion	$—	$303

12. Stockholders’ Equity

Shares issued

During the nine months ended September 30, 2021, the Company issued 2,005,258 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees.

During the nine months ended September 30, 2021, the Company issued, when the five-day average of closing prices for the Company’s common stock was $3.95 per share, 5,371 shares of the Company’s common stock pursuant to a cashless exercise of a warrant for 10,350 shares of the Company’s common stock with an exercise price of $1.90 per share.

During the nine months ended September 30, 2021, the Company issued, when the five-day average of closing prices for the Company’s common stock was $6.20 per share, 60,219 shares of the Company’s common stock pursuant to a cashless exercise of a warrant for 86,778 shares of the Company’s common stock with an exercise price of $1.90 per share.

During the nine months ended September 30, 2021, the Company issued 95,491 shares of common stock upon vesting of RSUs granted to Board members.

During the nine months ended September 30, 2021, the Company issued 375,000 shares of common stock pursuant to the Series A Preferred Stock Purchase Agreement, with LINICO, dated February 15, 2021.

During the nine months ended September 30, 2021, the Company issued 347,901 shares of common stock upon stock option exercises.

During the nine months ended September 30, 2021, the Company issued 2,473,359 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $9.3 million.

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product sales	$14	$23	$61	$67
Research and development cost	11	24	64	124
General and administrative expense	375	473	1,573	1,841
Total	$400	$520	$1,698	$2,032

There were no options issued during the three and nine months ended September 30, 2021 or the three and nine months ended September 30, 2020.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted stock units

In February 2021, the Company granted 25,000 RSUs, all of which were subject to vesting, with a grant fair value of $151,500 to a contractor. The shares vest in three tranches 1) upon the signing of a licensing agreement 2) delivery of a final engineering package, and 3) full handover of project to site owner. No shares vested during the nine months ended September 30, 2021.

In  May 2021, the Company granted 81,883 RSUs, all of which were subject to vesting, with a grant fair value of $235,000 to Board members. The shares vest in twelve equal installments over a one-year period. 34,118 shares vested during the nine months ended September 30, 2021.

In September 2021, the Company granted 12,111 RSUs, all of which were subject to vesting, with a grant fair value of $25,000 to employees. The shares vest in six equal installments over a three-year period. No shares vested during the nine months ended September 30, 2021.

13. Commitments and Contingencies

Legal proceedings

See Item 1. Legal Proceedings

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Subsequent Events

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued.

Payment from LINICO

On October 15, 2021, Aqua Metals received a payment of $1.25 million from LINICO Corporation, a Nevada corporation, or ("LINICO"), related to the Industrial Lease Agreement dated February 15, 2021. This payment is a nonrefundable deposit that will be applied to the purchase price of the Company's TRIC facility.

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

General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of equipment supply, technology licensing and related services to recyclers across the globe. Our recycling process is a patented hydrometallurgical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a room temperature, water and organic acid-based process that greatly reduces environmental emissions. The modular Aqualyzers cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy. Our process was originally designed for lead recycling. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We are also applying our commercialized clean, water-based recycling technology principles to develop the cleanest and most cost-efficient recycling solution for lithium-ion batteries. We believe our process can produce higher quality products at a lower operating cost without the damaging effects of furnaces and greenhouse emissions. Aqua Metals estimates its total addressable market for lithium-ion battery recycling will be approximately $9 billion by 2025.

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

In order to expand the demonstration AquaRefinery to its full capacity, we chose to idle the AquaRefinery beginning in September 2019 to facilitate contracting work required to increase the plant capacity planned for late 2019 or early 2020. On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the recycling facility at TRIC. The cause of the fire was not due to the technology or process of AquaRefining but rather to contracting activities. The Company and the insurance carriers agreed on a total claim of $30.25 million which was paid in full by the carriers, of which $5.25 million was paid in the third quarter of 2021. This payment represents the final expected payment from insurance. Plant clean up and repair of fire damaged areas began in 2021 and is expected to be completed by the end of 2021.

During the first half of 2020, we successfully performed test runs on the first and second iterations of our Aqualyzer as part of our V1.25L program. The program consists of three iterations that are classified as V1.25a, V1.25b and the final iteration, V1.25L. During the fourth quarter of 2020, we completed our V1.25L Aqualyzer program on time and under budget, achieving lead production that is 100% greater compared to the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. In August 2021, we announced the completion of the V1.5 Aqualyzer. This latest Aqualyzer configuration has now achieved lead production that is over 300% greater than the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. These results are expected to positively impact capital and operating expenses for the Company’s current and future equipment supply and technology licensing customers. The increase in throughput results in a reduction of more than 60% in the number of Aqualyzers needed for equivalent lead production delivered by the V1.0 model, reducing capital and labor and footprint requirements. This latest iteration has also increased electrical efficiency to 97%, which further improves operating costs.

In February 2021, we announced a strategic investment in LINICO Corporation of up to $2 million to be paid in Aqua Metals shares and cash for a 10% ownership in LINICO as part of our strategy to strengthen growth by potentially applying AquaRefining intellectual property to lithium-ion battery recycling while meeting our lead recycling commercial guidance. In August 2021, we announced that we had established an Innovation Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electrochemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage.

Our business model focus is on global licensing opportunities to incorporate AquaRefining in the recycling industry.

We have been engaged in the pursuit of a capital light strategy that is based on the pursuit of licensing opportunities within the battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. Our capital light business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. On July 29, 2021, the Company signed a Definitive Agreement with ACME Metal Enterprise Co., Ltd. (ACME) to deploy AquaRefining equipment at its facility in Keelung, Taiwan. We believes the path of licensing our technology has the potential to maximize shareholder value in that it could be far less capital intensive than a rebuild and could be funded solely or primarily from a combination of cash on hand, insurance proceeds and asset dispositions.

Plan of Operations

We have been engaged in the pursuit of a capital light strategy that is based on the pursuit of licensing opportunities within the battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. We believe our capital light business strategy will require less space and less equipment and focus on the needs of our future licensees. We have been focused on our capital light business strategy, designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. We believe this path has the potential to maximize shareholder value as we focus on the shift to an equipment plus services supplier and licensor of our technology.

Our capital light strategy is consistent with our long-held business strategy and objectives. When we designed and developed TRIC in 2016, we did so at a time when our business model assumed that TRIC would be the first of many LAB recycling facilities owned and operated by us. Commencing in 2017, we began to shift our focus away from the development of additional Company-owned LAB recycling facilities and towards the licensing of our AquaRefining technology to partners engaged in LAB recycling. During 2020 and 2021, we completed the V1.25L and V1.5 Aqualyzer programs and achieved a 300% improvement in lead production throughput, in addition to improved equipment and operating costs. We believe that our results of operations and improvements to our Aqualyzers, to date, can demonstrate to potential licensees the value proposition of our AquaRefining technologies. In July of 2021 we signed our first agreement with ACME Metal Enterprise to deploy AquaRefining technology. We believe that our AquaRefining technology would be a commercially attractive valuable proposition in the hands of battery recyclers, who typically have access to lower cost feedstock and ability to process all materials on site through a furnace.

Our capital light strategy also includes an expansion into lithium-ion battery recycling by investing in LINICO Corporation (“LINICO”). We reached a lease-to-buy agreement with LINICO for the Aqua Metals' AquaRefining facility. We have made a $1.5 million investment, paid in Aqua Metals shares and $232,000 in cash, for an ownership share in LINICO of approximately 9%, as part of our strategy to strengthen growth by potentially applying AquaRefining intellectual property to lithium-ion battery recycling while meeting our lead recycling commercial guidance. We are developing cleaner and safer metals recycling through innovation. Our Innovation Center is expanding the development of breakthrough technologies for sustainable metal recycling that can deliver high-value raw materials back into the manufacturing supply chain while reducing emissions and toxic byproducts and creating safer work environments. We believe that expanding our patented AquaRefining hydrometallurgical approach to recycling the high-value metals of lithium-ion batteries is a smart, long-term strategy for Aqua Metals and the creation of shareholder value.

Results of Operations

We have not engaged in commercial operations since the 2019 fire at our TRIC facility other than the sale of inventory, and since that time our operations have been devoted to improvements to our AquaRefining processes and equipment in furtherance of our capital light strategy. We did not incur revenue during the three and nine months ended September 30, 2021 and 2020, other than nominal revenue generated during the first and third quarters of 2020 from the sale of inventory. The following table summarizes our results of operations with respect to the items set forth below for the three and nine months ended September 30, 2021 and 2020 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable	%			Favorable	%
	2021	2020	(Unfavorable)	Change	2021	2020	(Unfavorable)	Change

Product sales	$—	$90	$(90)	(100.0)%	$—	$108	$(108)	(100.0)%
Cost of product sales	1,670	1,635	(35)	2.1%	5,417	4,395	(1,022)	23.3%
Research and development cost	273	210	(63)	30.0%	738	669	(69)	10.3%
General and administrative expense	2,681	1,656	(1,025)	61.9%	7,109	6,286	(823)	13.1%
Total operating expense	$4,624	$3,501	$(1,123)	32.1%	$13,264	$11,350	$(1,914)	16.9%

As mentioned previously, historical product sales prior to the reported periods have consisted of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Other than sales from inventory, we do not expect to generate revenue from operations until such time as we enter into a commercial license for our AquaRefining technology and equipment.

Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, inventory adjustments, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales increased approximately 2% and 23% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase in cost of product sales was a result of plant clean-up costs, in preparation for the lease and eventual sale of the facility.

Research and development cost included expenditures related to the improvement of the AquaRefining technology related to our lead recycling process and initial development of our lithium-ion battery recycling process. During the three months ended September 30, 2021, research and development cost increased $63,000, or 30%, over the three months ended September 30, 2020. For the nine months ended September 30, 2021, research and developments costs increased $69,000, or 10.3%, compared to the nine months ended September 30, 2020. This increase was driven by efforts to advance our proprietary AquaRefining technology.

General and administrative expense increased approximately 62% and 13% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. Increases in general and administrative expenses include changes in stock-based compensation, in addition to increases in legal expenses, director fees and insurance premiums.

The following table summarizes our other income and interest expense for the three and nine months ended September 30, 2021 and 2020 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable	%			Favorable	%
	2021	2020	(Unfavorable)	Change	2021	2020	(Unfavorable)	Change
Other income and (expense)

Insurance proceeds net of related expenses	$4,344	$1,722	$2,622	152.3%	$4,792	$1,467	$3,325	226.7%
PPP loan forgiveness	—	—	—	n/a	332	—	332	n/a
Loss on disposal of property and equipment	(1,411)	—	(1,411)	n/a	(5,665)	—	(5,665)	n/a
Interest expense	(5)	(166)	161	(97.0)%	(15)	(513)	498	(97.1)%
Interest and other income	310	18	292	1622.2%	334	43	291	676.7%
Total other income (expense), net	$3,238	$1,574	$1,664	105.7%	$(222)	$997	$(1,219)	(122.3)%

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

We recognized a loss on the sale of assets held for sale of approximately $1.4 million during the three months ended September 30, 2021. This was the result of disposals completed in conjunction with the plant clean-up. In addition, we recognized a loss on the sale of assets held for sale of approximately $4.3 million during the three months ended June 30, 2021. This amount was comprised of a $3.5 million loss recognized in conjunction with the accounting for the lease to purchase arrangement for the Company's McCarran, Nevada facility. The loss on sale of assets held for sale also included $0.7 million resulting from the sale of a battery breaker and related equipment.

We recognized interest expense of $5,000 and $15,000 for the three and nine months ended September 30, 2021, respectively. The decrease in interest expense from the comparable prior year periods is due to the retirement of the Veritex loan during the fourth quarter of 2020 and being debt free since that time.

We recognized approximately $310,000 and $334,000 in interest and other income during the three and nine months ended September 30, 2021, respectively. This compares to interest and other income of $18,000 and $43,000 for the three and nine months ended September 30, 2020, respectively. The primary driver of the increase in interest and other income for both the three and nine month periods ended September 30, 2021 compared to the three and nine month periods ended September 30, 2020 was due to the payments received for scrap material salvaged during the plant clean-up process and payments for electricity credits.

Liquidity and Capital Resources

As of September 30, 2021, we had total assets of $37.3 million and working capital of $10.3 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(3,753)	$(8,992)
Net cash (used in) provided by investing activities	$(1,506)	$6,961
Net cash provided by financing activities	$10,426	$91

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $3.8 million and $9.0 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization and stock-based compensation charges, loss on the disposal of property and equipment, as well as net changes in working capital. Net cash used in operating activities for the nine months ended September 30, 2021 reflected a non-cash adjustment of $5.7 million for the disposal of property and equipment compared to a loss on disposal of property and equipment adjustment of $0.1 million during the nine months ended September 30, 2020.

Net cash used in and provided by investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $1.5 million and consisted mainly of $1.7 million for the purchase of property and equipment, $0.3 million proceeds from the sale of equipment and $0.2 million utilized toward the investment in LINICO. Net cash provided by investing activities for the nine months ended September 30, 2020 was $7.0 million and consisted primarily of $9.8 million in insurance proceeds partially offset by $3.0 million for purchases of property and equipment accrued in the prior quarter.

Net cash provided by financing activities

Net cash provided by financing activities of $10.4 million for the nine months ended September 30, 2021 consisted of $9.3 million in net proceeds from the sale of Aqua Metals shares pursuant to the ATM and $0.7 million of proceeds from stock options exercises. Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $0.1 million, consisting of $0.3 million from PPP loan proceeds partially offset by $0.2 million for payments on debt.

As of September 30, 2021, we had total cash of $11.7 million and working capital of $10.3 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we execute our capital light licensing strategy. We intend to acquire the necessary capital though the possible sale of certain equipment and assets at TRIC and the collection of funds from the lease and sale of our plant. However, there can be no assurance that such funds will be available. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against us and certain of our former executive officers. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. The complaint, as amended, alleged the defendants made false and misleading statements concerning our lead recycling operations and conducted deceptive site visits in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with our November 2016 public offering. In July 2021, the parties entered into a stipulation for settlement of all claims based on the payment of a cash amount to the plaintiffs to be funded by Aqua Metals’ insurance carriers, plus $500,000 to be paid to the plaintiffs by Aqua Metals in cash or common shares, at Aqua Metals’ option. The stipulation for settlement is subject to the approval of the Court, which we expect to receive in the fourth quarter of 2021.

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

In October 2021, we filed an action against Johnson Controls Fire Protections, LP (“Defendant”) relating to its involvement in the November 2019 fire at our TRIC facility (Aqua Metals, Inc., et. al v. Johnson Controls Fire Protections, LP, Second Judicial District of the State of Nevada CV21-01891). The Defendant had been retained by Aqua Metals to maintain and service a fire protection system at TRIC. Our complaint alleges that when the fire broke out, the fire protection system for which the Defendant was responsible failed to operate properly, thus leading to fire loss that could have been avoided had the system responded properly. Our complaint alleges Defendant’s liability for a portion of the fire loss based on Defendant’s negligence, breach of contract and other causes of action.

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

Risks Relating to Our Business

We have experienced a fire at our TRIC facility which has caused significant damage and, as a result of the fire, we revised our plans for the commercialization of our AquaRefining technologies. However, there can be no assurance that such plans will be successful. On the evening of November 29, 2019, a fire occurred at our lead acid battery, or LAB, recycling facility at TRIC. The cause of ignition is likely related to on-site contractor work that was being performed on the day of the fire. The fire was substantially contained to the AquaRefining area of the plant, however the fire destroyed or impaired beyond recovery substantially all of the AquaRefining equipment, including all 16 AquaRefining modules, control wiring and other supporting infrastructure.

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

We have initiated the research and development of the application of our AquaRefining technology to the recycling and recovery of lithium-ion batteries, however there can be no assurance that our efforts will be successful. In September 2021, we announced the establishment of our Innovation Center, in McCarran, Nevada, focused on applying our AquaRefining technology to lithium-ion battery recycling research and development and prototype system activities. Earlier in 2021, we filed a provisional patent for recovering high-value metals from recycled lithium-ion batteries to complement the patents for AquaRefining. Based on early phase testing, we believe we may be able to apply our AquaRefining methodology, used for plating ultra-high purity lead, to plating the metals found in lithium-ion batteries such as cobalt, nickel, and copper. Lithium and manganese will be recovered in other forms. However, we have only recently begun to conduct research and development in the recycling of lithium-ion batteries, and there can be no assurance that our efforts will be successful or that we will be able to conduct the recycling and recovery of the high value metals from lithium-ion batteries on a commercial scale.

               Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business . We propose to commercially exploit our AquaRefining process primarily by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs and, subject to our successful research and development, lithium-ion batteries, including ACME Metal Enterprise Co., Ltd., among others. In July 2021, we entered into an agreement with ACME Metal Enterprise Co., Ltd to deploy and potentially license our AquaRefining equipment at ACME’s LAB recycling facility in Keelung, Taiwan. The agreement provides for a phased deployment of our AquaRefining technology at ACME’s Taiwan facility, the joint development of processing AquaRefined briquettes into battery ready oxide material and potentially an exclusive license of our AquaRefining technology to ACME for all of Taiwan. Although we are currently seeking to negotiate agreements with others, as of the date of this report, we have not entered into any such licensing, joint venture or strategic alliance agreements, apart from our agreement with ACME, and there can be no assurance that we will be able to do so on terms that benefit us, if at all. Our ability to enter into licensing, joint ventures and strategic relationships with third parties will depend on our ability to demonstrate the technological and commercial advantages of our AquaRefining process, of which there can be no assurance. Also, even if we are able to enter into licensing, joint venture or strategic alliance agreements, there can be no assurance that we will be able to obtain the expected benefits of any such arrangements. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, potential additional challenges in protecting our intellectual property, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through September 30, 2021, we generated a total of $11.5 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant-based revenue producing operations, entered into a lease-to-buy agreement with respect to TRIC and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling and, subject to our successful research and development, lithium-ion batteries. As of the date of this report, we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from our licensing model. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we have suspended operations at TRIC;
•	our ability to demonstrate that our AquaRefining technology can be operated on a commercial scale;
•	our ability to license our AquaRefining process and sell our AquaRefining equipment to ACME Metal Enterprise Co., Ltd and other recyclers of LABs; and
•	our ability to successfully apply our AquaRefining technology to the plating of high value metals found in lithium-ion batteries, including cobalt, nickel, and copper.

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of  September 30, 2021, we had total cash of $11.7 million and working capital of  $10.3 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our capital light licensing strategy. We intend to acquire the necessary capital though the possible sale of certain equipment and assets at TRIC, and the collection of funds from the sale of our plant. However, there can be no assurance that we will be able to acquire proceeds from these sources in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Our business may be adversely affected by the recent coronavirus outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. At this time, we and most of our partners and suppliers are subject to travel restrictions, shelter in place requirements and limited, if any, operations. The outbreak and any preventative or protective actions that we or our partners and suppliers may take in respect of this coronavirus may result in a period of disruption to work in progress. Our partners’ and suppliers’ businesses could be disrupted, and our ongoing V1.5 operations and license negotiations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10665907, 11028460, 10793957, 10689769, 10340561, 10316420, 11072864, and allowed 20190267681), Canada (2930945, 2968064, and allowed 3007101), China (201480071929, 107849634, ZL201680041600.X, ZL201680041571.7, ZL 201580062811.7, and allowed 108603242), Europe (3072180, 3294916, 3221918, 3483305, 3294929), Eurasia (32371, 35532, 36722), South Africa (2016/04083, 2017/08454, 2017/08455, 2017/04123, 2018/04384), South Korea (101739414, 101882932, 101926033, 102096976, 102274210, 102242697, and allowed 20180012774), Honduras (80-2019), India (318321, 369304, and 364173), Indonesia (IDP000061176, IDP000066550, allowed 2018/12329), Japan (6173595, 6805240, 6775006, 6592088, and 6861773), Malaysia (MY-181071-A), Mexico (357027), OAPI (17808, 19078, 18736), Ukraine (118037, 124142, 119580, 124145), Vietnam (22588), Australia (2014353227, 2017213449, 2016260407, 2016260408, 2015350562, and allowed 2016362502), ARIPO (4995 and 5559), Peru (649-2016), and Chile (62.308 and 61.519).

We also have further patent applications pending in the United States and numerous corresponding patent applications pending in 15 additional jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

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

Our agreement with Clarios has been terminated. In February 2017, we entered into an equipment supply agreement pursuant to which, among other things, we agreed to work with Clarios on the development of a program for the conversion of Clarios and certain strategic partners of Clarios’ existing lead smelters throughout North and South America, China and Europe to a lead recycling process utilizing our AquaRefining technology and equipment, know-how and services. In September 2021, Clarios elected to terminate the equipment supply agreement.

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. Lead price per tonne was approximately $1,918 at the end of September 2021. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

We are subject to the risks of conducting business outside the United States. A part of our strategy involves our pursuit of growth opportunities in certain international market locations. We intend to pursue licensing or joint venture arrangements with local partners who will be primarily responsible for the day-to-day operations. Any expansion outside of the U.S. will require significant management attention and financial resources to successfully develop and operate any such facilities, including the sales, supply and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

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

AQUA METALS, INC.

Date:	November 4, 2021	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)