Form 10-K
period 2021-12-31
Aqua Metals, Inc.
filed 2022-02-24
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-37515

Aqua Metals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1169572
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5370 Kietzke Lane, Suite 201.

Reno, Nevada 89511

(Address of principal executive offices)

(775) 446-4418

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

The number of shares of the registrant’s common stock outstanding as of February 21, 2022 was 71,313,820.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2021 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

•	our ability to have our Aqua Refining solutions gain market acceptance;
•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
•	the ability to maximize selling value from licensing our technology and selling our equipment to recyclers of lead-acid batteries, or LABs;
•	the timing and success of our plan of commercialization;
•	our ability to demonstrate the operation of our AquaRefining process on a commercial scale;
•	our ability to successfully apply our AquaRefining technology to the recycling of lithium-ion batteries;
•	the effects of market conditions on our stock price and operating results;
•	our ability to maintain our competitive technological advantages against competitors in our industry;
•	our ability to have our Aqua Refining solutions gain market acceptance;
•	our ability to maintain, protect and enhance our intellectual property;
•	the effects of increased competition in our market and our ability to compete effectively;
•	costs associated with defending intellectual property infringement and other claims;
•	our expectations concerning our relationships with suppliers, partners and other third parties; and
•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and environmental regulations.

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

Background

We were formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling metals through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Since our formation, we have focused our efforts initially on the development and testing of our AquaRefining process for lead acid batteries, or LAB, and advanced that process by building a demonstration plant located in the Tahoe Reno Industrial Center in McCarran, Nevada (“TRIC”). We also have developed a business plan which includes equipment supply services and licensing of the AquaRefining technology to recyclers and began research and development on using the AquaRefining process on lithium ion batteries (LIB) at our Innovation Center also located at TRIC.

We completed the development of our first LAB recycling facility at TRIC and commenced production of battery breaking and limited operations during the first quarter of 2017. From April 2017 through April 2018, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics and limited production of lead bullion, including AquaRefined lead. During 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery twenty-four hours a day and seven days a week for sustained periods of time. The AquaRefining Aqualyzers in operation ran sustained endurance runs for over one month several times.

In order to expand the demonstration AquaRefinery to its full capacity, we chose to idle the AquaRefinery beginning in September 2019 to facilitate contracting work required to increase the plant capacity planned for late 2019 or early 2020. On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the recycling facility at TRIC. The cause of the fire was not due to the technology or process of AquaRefining but rather to contracting activities. The Company and the insurance carriers agreed on a total claim of $30.25 million which was paid in full by the carriers. Plant clean-up and repair of fire damaged areas began in 2021 and were substantially completed by the end of the year.

Following the November 2019 fire, we have been engaged in the pursuit of our business strategy that is based on the pursuit of licensing opportunities within the lead battery recycling marketplace. We believe our  business strategy will require less space and less equipment and focus on the needs of our future licensees. The capital light strategy is based on the pursuit of licensing opportunities within the battery recycling marketplace without maintaining and operating a capital-intensive battery recycling facility. Our capital light business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans.

Our strategy also includes an expansion into lithium-ion battery recycling. In addition to research and development work, we enhanced our strategy by investing in LINICO Corporation (“LINICO”). We reached a lease-to-buy agreement with LINICO for the Aqua Metals' AquaRefining facility. In February 2021, we announced a strategic investment in LINICO Corporation of up to $2 million to be paid in Aqua Metals shares and cash for a 10% ownership in LINICO as part of our strategy to strengthen growth by potentially applying AquaRefining intellectual property to lithium-ion battery recycling while meeting our lead recycling commercial guidance.

Part of the efforts related to our business plan during 2020 and 2021 included additional improvements related to our existing technology. During the first half of 2020, we successfully performed test runs on the first and second iterations of our Aqualyzer as part of our V1.25L program. The program consisted of three iterations that were classified as V1.25a, V1.25b and the final iteration, V1.25L. During the fourth quarter of 2020, we completed our V1.25L Aqualyzer program on time and under budget, achieving lead production that is 100% greater compared to the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. In August 2021, we announced the completion of the V1.5 Aqualyzer. This latest Aqualyzer configuration has now achieved lead production that is over 300% greater than the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. These results are expected to positively impact capital and operating expenses for the Company’s equipment supply and technology licensing customers. The increase in throughput results in a reduction of more than 60% in the number of Aqualyzers needed for equivalent lead production delivered by the V1.0 model, reducing capital and labor and footprint requirements. This latest iteration has also increased electrical efficiency to 97%, which further improves operating costs. In July 2021, we signed our first agreement with ACME Metal Enterprise to deploy AquaRefining technology and equipment which was shipped in early January 2022 to commence the implementation.  ACME Metal Enterprise has long running relationships supplying specialized alloys to some of the largest battery manufacturers in the world based in the APAC region.  One of the goals of the deployment is to further advance a direct to oxide battery manufacturing process which would eliminate the costly and energy intensive melting and ingotization process and rather take that ultrapure material right from the Aqualyzers to battery oxide production.  We believe that our AquaRefining technology is a commercially attractive proposition in the hands of battery recyclers, who also typically have access to lower cost feedstock, established offtake contracts and ability to process all materials on site.

In August 2021, we announced that we had established an Innovation Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electro-chemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage.

In November 2021, Aqua Metals and LINICO signed a collaboration agreement which sets the parameters for future research and development cooperation, as both companies expand into lithium-ion battery recycling and advance our technologies designed to recycle lithium-ion batteries cost-effectively and sustainably. Aqua Metals and LINICO plan to source the necessary lithium-ion feedstock from battery manufacturing scrap and end-of-life cells from various sources, including electric vehicle battery suppliers interested in participating in the eco-network the two companies announced in 2021. LINICO will process the feedstock into high-quality black mass utilizing its proprietary process. The resulting black mass will be used as input feedstock for Aqua Metals’ AquaRefining pilot cells intended to create high purity metals such as nickel, cobalt, and copper as well as other compounds.

Unless otherwise indicated, the terms “Aqua Metals,” “Company,” “we,” “us,” and “our” refer to Aqua Metals, Inc. and its wholly owned subsidiaries.

All references in this report to “ton” or “tonne” refer to a metric ton, which is equal to approximately 2,204.6 pounds.

Overview

Aqua Metals is seeking to reinvent lead and other metal recycling with its patented and patent pending AquaRefining™ technology. Aqua Metals is focused on developing cleaner and safer metals recycling through innovation. We believe our Innovation Center can expand the development of breakthrough technologies for sustainable metal recycling that can deliver high-value critical minerals back into the manufacturing supply chain while reducing emissions and toxic byproducts and creating much safer work environments.

Unlike smelting, AquaRefining is a room temperature, water-based process. Aqua Metals has invested in breakthrough metals recycling methodologies that we believe are environmentally responsible, economically competitive, and will help retain critical strategic metals within the U.S. while lowering reliance on unsafe and toxic mining operations. Since 2015, Aqua Metals has developed breakthrough metal recycling technologies that utilize a clean, closed-loop process that can produce ultra-high purity metal. AquaRefining delivers raw materials back into the manufacturing supply chain while reducing emissions and toxic byproducts and creating a safer work environment. The patented AquaRefining modular systems have already demonstrated how they can reduce environmental impact and scale lead-acid battery recycling capacity.

AquaRefining for lead uses a bio-degradable aqueous solvent and a novel ambient temperature electro-chemical process to produce lead suitable for use in LAB production. Our AquaRefining process produces lead with a purity of 99.996+%, making it the purest lead ever made from a recycling technique that is in fact more pure than lead made from mining processes. We believe that AquaRefining can provide a more efficient production process as compared with alternative methods of producing equivalent grades of lead. For example, licensing the technology to facilities closest to the source of used LABs is more efficient due to minimization of transportation costs and supply chain bottlenecks. On this basis, we believe that AquaRefining reduces environmental plant emissions, health concerns and permitting needs compared with lead smelting. We believe that the combined advantages offered by AquaRefining represent a potential step change in lead recycling technology that includes improved product quality, advantages in footprint and logistics as well as reduced environmental impact.

The modular nature of AquaRefining makes it possible both to start LAB recycling at a smaller scale than is possible with a typical smelter setup and to add AquaRefining to existing battery recycling operations to expand production capacity or to reduce smelting processes. Our plan is to pursue the licensing of our AquaRefining technology. This strategy is designed to supply AquaRefining and supporting equipment to battery recyclers to improve emissions, throughput, and product quality from their battery recycling operations.

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

Originally, the majority of the lead used in batteries was sourced from primary smelters but in recent decades, secondary lead has grown to become the dominate product used. Industry data shows that six million metric tons of lead was produced in 1995, of which approximately 45% was from primary and 55% was from secondary sources. Twenty years later, by 2015, global lead production had increased to approximately 11 million metric tons, of which more than 65% was secondary. Importantly, primary lead production had increased only marginally during this period. This marginal increase is partially due to lead-zinc mine deposits being depleted across the globe in existing mines. As such, an increasing quantity of primary lead is now the predominate byproduct of zinc mining. In recent years, tightening emissions regulations have forced many U.S. smelters to close.

Lead is an integral component in over a billion electrical storage devices used across the globe, including every car and truck, hybrid and electric vehicle. Lead-based batteries provide backup power for hospitals, electrify households, and are the primary energy storage mode for buildings, data centers, and telecom. Lead is a finite resource with rising demand. The lead acid battery market is expected to grow from $46.6 billion in 2015 to $85.5 billion in 2025. Lead batteries are currently the only 100% recyclable batteries available and 80% of the lead used to manufacture new batteries is recycled.

As noted above, although lead is traded as a commodity on the LME/SHME, the major sales are directly between producers/traders and users (whom are typically battery manufacturers). The LME daily price is used as the benchmark in forming the basis of physical trades, forward contracts, and hedge strategies for both primary and secondary lead. Based on market and product knowledge with buyers of lead in the U.S. and Global lead markets, different grades (termed alloys) of lead are traded at a premium to the base LME price. Lead alloys, which are generally specifically designed for the customer, are also sold at a premium above the base LME, whereas byproducts (generally lead compounds or scrap) are traded at a discount to the LME as they are based on the lead content and its form.

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

Lead Acid Batteries

Although the LAB is one of the earliest battery technologies, in terms of energy capacity deployed and installed manufacturing capacity, it still dominates the battery industry today. Historically, the largest market for LABs has been as starter batteries for vehicles. However, with the increasing electrical load on modern vehicles and the adoption of additional “Stop-Start” conventional 12V “starter batteries”, LABs are evolving into more capable and higher value products. At the same time, large new markets such as Cell Tower, Data Center and Industrial back-up are adding to demand. Consequently, existing LAB production facilities are being expanded and new facilities are being built.

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

The increase in LAB manufacturing in general and particularly in China, India, and Southeast Asia, has increased demand for lead, putting pressure on global recycling networks to meet this demand. At present, we believe that much of the LAB recycling performed outside of the U.S., Canada, the EU, Japan, and Australia is carried out in outdated facilities with poor environmental standards and insufficient enforcement. China, India, Pakistan, and South America appear to be moving toward tougher regulation and enforcement. We believe that this will drive a demand in foreign markets for less polluting LAB recycling processes.

The Lithium Battery Market

According to our sources, including Goldman Sachs, the global lithium-ion battery market was assessed at approximately USD $ 9   billion in 2020 and is expected to grow at a compound annual growth rate (CAGR) of 19.0% from 2020 to 2028. The growth of the market is being driven by the growing demand for the lithium-ion battery in Electric Vehicles (EVs) and grid storage which offers lightweight high-energy density solutions. The market is also being influenced by increased registration of EVs and a reduction in the price of the lithium-ion battery. Costs have been driven down a long way since 2010, when battery prices were $1,100/kWh, representing a 90% drop over ten years to about $110/kWh today. Rechargeable battery technologies are becoming key to moving from a fossil-fuel driven economy to an electrified world powered by renewable energy that can be stored.

More than 15 million tons of lithium-ion batteries are expected to retire between now and 2030. All major car manufacturers are working on providing electric vehicles and some are moving most of the future production to electric only vehicles.

Lithium Batteries

EV batteries are powered by a battery pack made up of individual cells. Each cell has 4 components: the cathode, anode, separator, and electrolyte. Lithium-ion batteries use different raw materials for each of the components. The most common material used for the anode is graphite. The most widely used metals for the cathode is metal oxides that are combinations of lithium, cobalt, nickel, manganese, and aluminum. The electrolyte is generally made using acidic salts and solvents such as sulfuric acid and there are also solid-state silicon based alternatives on the horizon. The separator is usually created using a porous, polyolefin material like polyethylene or polypropylene.

Lithium-ion battery recycling is the method of taking EV batteries and splitting it into its components, ultimately into the original raw materials (lithium, nickel, cobalt, etc.) that can be reused in new batteries. While making lithium-ion batteries for EVs is important to address climate change, the batteries themselves are harmful to the environment if left in landfills or burned. Currently, 5-7% of lithium-ion batteries are recycled and that must get close to 100% both to avoid another environmental catastrophe and to recapture the critical minerals in those spent batteries to feed the massive demand growth curve.  Battery recycling helps address this problem, but current pyro-based battery recycling technology (smelting) also creates harmful emissions, potentially creating new climate problems faster than they are being solved. There are alternative hydro-based technologies being attempted but they are not yet proven and rely on older methodologies that are known to create significant waste streams which have their own negative environmental and economic impacts.

AquaRefining Process

We developed AquaRefining to be a cleaner and modular alternative to smelting. Our process has two key elements, both of which are integral to our issued patents and pending-patent applications. The first is our use of a proprietary, non-toxic solvent that dissolves lead compounds. The second is a proprietary electro-chemical process and Aqualyzer that converts the dissolved lead compounds into high purity lead through a continuous process that is suitable for use in next generation LAB production.

The AquaRefining process begins with the processing of crushed used batteries either in the form of paste (for LAB) or, in the future, black mass (for LIB). The active materials are first processed to remove sulfur and then dissolved in our solvent. Metals are plated from the solvent using our patented and patent-pending process allowing the solvent to be reused.

Our AquaRefining process can generate lead and lead-based products, including high purity lead, lead alloys and lead compounds which are primarily intended for the LAB industry. We are also exploring higher value lead-based products which may offer performance and life-cycle benefits to the LAB industry. We also believe that our AquaRefining process can be used to generate metals, such as nickel and cobalt from lithium-ion recycled batteries.

A significant benefit of our AquaRefining process is that it is capable of producing higher yields of higher purity thus higher value product than that derived from primary smelters with product from secondary sources. As indicated above, primary grade lead is generally sold directly to battery companies.

Another significant benefit of our process is that we designed our AquaRefining equipment to be manufactured on a purpose-built production line in standard sized Aqualyzers. This is not possible with the smelting process, as smelters need to be constructed on site. This gives us the ability to provide AquaRefining systems with capacities ranging from eight metric tons per day to more than 800 metric tons per day all based on our recently enhanced standard Aqualyzer. We have also developed an integrated software and portal called PureMetrics that keeps track of lead production and key operating metrics.

Lead recycling is subject to a variety of domestic and international regulations related to hazardous materials, emissions, employee safety and other matters. While our operations will be subject to these regulations, we believe that one of our potential advantages will be our ability to conduct battery recycling operations with less regulatory cost and burden than smelting operators due to the nature of our process. One of our key initiatives is and will be to educate regulators and the public as to the environmental benefits of AquaRefining. We believe that we have the potential to develop a business model that offers the opportunity to conduct, in an environmentally friendly manner, an important recycling activity that historically has been conducted in an often highly polluting manner.

Our Business Model

Overall, our objective is to progress the lead and lithium-ion recycling industry from one which is based solely on smelting to one which is either supplemented or produced solely by AquaRefining. The business model that we are currently most focused on is the supply of AquaRefining and supporting equipment and services to third parties to use in their recycling operations on a licensing model with running royalties to Aqua Metals for lead and other battery metals produced. We are currently focused on licensing our technology for lead and developing our solution for lithium-ion batteries.

The market for lead and other lithium-ion batteries are global in scale but local in nature and execution, with large differences in local regulation, custom and practice, and access to transportation and electricity costs. In some regions, it is highly regulated, and in others it is not. Consequently, we are evolving our business model to commercialize our technology optimally across multiple locations.

In the U.S. and similarly regulated countries, our plan is to supply AquaRefining technology to battery recycling facilities, both directly and in association with third parties through joint ventures, licensing, and direct sales. We intend to license our lead battery technology to multiple existing battery recyclers. For example, in July 2021 we signed our first agreement with ACME Metal Enterprise to deploy AquaRefining technology and equipment which was shipped in early January 2022 to commence the implementation. We intend to continue to develop our Aqua Refining technology for the recycling of lithium-ion batteries and the licensing of such technology to parties in the LIB industry. In August 2021, we announced that we had established an Innovation Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electro-chemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage. In November 2021, Aqua Metals and LINICO signed a collaboration agreement which sets the parameters for future research and development cooperation, as both companies’ expand into lithium-ion battery recycling and advance our technologies designed to recycle lithium-ion batteries cost-effectively and sustainably. Aqua Metals and LINICO plan to source the necessary lithium-ion feedstock from battery manufacturing scrap and end-of-life cells from various sources, including electric vehicle battery suppliers interested in participating in the eco-network the two companies announced in 2021. LINICO will process the feedstock into high-quality black mass utilizing its proprietary process. The resulting black mass will be used as input feedstock for Aqua Metals’ AquaRefining pilot cells intended to create high purity metals such as nickel, cobalt, and copper as well as other compounds.

Competition

At the present time, our primary competition in the production of lead comes from operators of existing smelters and other parties heavily invested in the existing supply chain for smelting. Our approach to this competition is to make AquaRefining available for the conversion of existing smelter-based facilities. However, it is prudent to assume that outside of our strategic relationships, a conversion to AquaRefining may be resisted by some of the incumbent lead producers. Competition in the supply of lead from such incumbents may come in the form of price competition for lead produced. However, to the extent we are successful with partners in being a producer of high-quality lead without the regulatory costs or burden associated with smelting, we believe that we may be able to compete effectively with smelting as the preferred method of recycling lead, particularly in the more regulated jurisdictions where environmental and worker safety practices are evolving towards improving both conditions.

Secondary competition comes from other alternatives to lead smelting that are electro-chemical based. There are a few groups that have run lab scale and bench tests but to date, no alternate technology has been commercialized to produce large quantities of consistent quality lead whereas Aqua Metals has already done so.

Our development of recycling technology for lithium-ion batteries is a unique approach to extracting the high-value metals compared to the array of other potential solutions under development. Currently, smelting is the only commercially proven process for recycling Lithium-ion batteries. The smelting process utilizes multiple high emissions steps to produce battery ready materials. Over the next decade and beyond, when the volume of used batteries becomes significant, smelting will likely not be a viable solution due to the negative environmental impact and likelihood of regulatory restrictions on emissions. The other technologies currently under development utilize a predominately hydrometallurgical approach that consumes significant amounts of chemicals to extract the metals resulting in high cost and excessive waste streams. Our approach is a hybrid of hydrometallurgical and electrowinning processes similar to the process we have commercialized for lead, we call it “Li AquaRefining”. We believe, and early R&D supports, that Li AquaRefining requires less chemicals, produces less waste streams, and creates higher purity products at a lower cost as compared to both smelting and standard hydrometallurgy.

The lithium-ion battery recycling market is significantly different from that of the lead recycling market in that it is a nascent industry. With no predominant technology to displace, our goal is to enable new and existing recyclers across the globe with Li AquaRefining as a best-in-class solution for meeting the supply chain demands of the lithium-ion battery industry as well as meeting the environmental needs of the planet and the corporations seeking to achieve net zero emissions.

Licensing of our Technology

Our recycling facility located at Tahoe-Reno Industrial Center was used in the previous years to prove out our AquaRefining process. During this time, we began continuous production of AquaRefined lead and sold it at a premium to the London Metals Exchange ("LME"). We also received approved lead supplier status from Clarios, and we shipped approximately 35,000 ingots directly to their battery manufacturing facility. We have invested over $200 million towards commercialization, with 82 patents issued or allowed and 54 patent applications pending in the U.S. and internationally for lead and other metals.

In July 2021, we signed our first agreement with ACME Metal Enterprise to deploy AquaRefining technology and equipment, which was shipped in early January 2022 to commence the implementation. We believe that our AquaRefining technology will be a commercially attractive proposition in the hands of battery recyclers, who typically have access to lower cost feedstock and ability to process all materials on site through a furnace.

We have been engaged in the pursuit of a business strategy that is based on the pursuit of licensing opportunities within the lead battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. Our capital light business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. We believe this path has the potential to maximize shareholder value in that it could be far less capital intensive than a plant rebuild.

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

Patent Portfolio

Currently, we have secured 8 US patents, 63 international patents, and 3 allowances (two international, one US). In addition to the US patents, we have international patents/allowances in the African Regional Intellectual Property Organization, African Intellectual Property Organization, Australia, Canada, Chile, China, the Eurasian Patent Organization, European Union, Honduras, India, Indonesia, Japan, Malaysia, Mexico, Peru, South Korea, South Africa, Ukraine, and Vietnam. We also have 56 US and foreign patent applications pending with patent applications pending in 21 additional non-US jurisdictions across eight distinct patent applications relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. The claims of the granted patents substantially address the same subject matter and are drawn to various aspects of processing lead materials using an aqua refining process. Differences in the claim number and scope are due to local rules and practice.

We intend to continue to prepare and file domestic and foreign patent applications covering expanding aspects and applications of our technology, as circumstances warrant.

There can be no assurance that any patents will issue from any of our current or any future applications. Also, any patents that may issue may not survive a legal challenge to their scope, validity, or enforceability, or provide significant protection for us. Competitors may work around our patents, so they are not infringing. Our patent portfolio and our existing policy and procedures safeguarding our trade secrets nonetheless may face challenges so that our competitors can copy our AquaRefining process.

Trademark Portfolio

We have filed for trademark registration in the US and foreign countries for the following trademarks:

•	AQUA METALS (US and 14 foreign countries)
•	AQUAREFINING (US and 10 foreign countries)
•	AQMS (US only)
•	AQUAFIT (US only)

Trade Secrets and Contract Protection

We have developed our internal policy and procedures in safeguarding our trade secrets and proprietary information. Our procedures generally require our employees, consultants, and advisors to enter into confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except under specific circumstances. In the case of our employees, the agreements provide that all of the technology that is conceived by the individual during the course of employment is our exclusive property. The development of our technology and many of our processes are dependent upon the knowledge, experience, and skills of key scientific and technical personnel.

Government Regulation

Our operations and the operations of our licensees in the United States will be subject to the federal, state, and local environmental, health and safety laws applicable to the reclamation of LABs and Lithium based batteries. While the reclamation process itself is generally not subject to federal permitting requirements, depending on how any particular operation is structured, our facilities and the facilities of our licensees may have to obtain environmental permits or approvals from federal, state or local regulators to operate, including permits or regulatory approvals related to air emissions, water discharges, waste management, and the storage of batteries on-site should that become necessary. We may face opposition from local residents or public interest groups to the installation and operation of our or our licensee's facilities. Failure to secure (or significant delays in securing) the necessary approvals could prevent us from pursuing some of our planned operations and adversely affect our business, financial results, and growth prospects.

In addition to permitting requirements, our operations and the operations of our licensees are subject to environmental health, safety and transportation laws and regulations that govern the management of and exposure to hazardous materials such as the lead, acids, and other metals involved in reclamation. These include hazard communication and other occupational safety requirements for employees, which may mandate industrial hygiene monitoring of employees for potential exposure to lead. Failure to comply with these requirements could subject our business to significant penalties (civil or criminal) and other sanctions that could adversely affect our business. Changes to these regulatory requirements in the future could also increase our costs, require changes in or cessation of certain activities, and adversely affect the business.

The nature of our operations and the operations of our licensees involves risks, including the potential for exposure to hazardous materials such as lead, that could result in personal injury and property damage claims from third parties, including employees and neighbors, which claims could result in significant costs or other environmental liability. Our operations and the operations of our licensees also pose a risk of releases of hazardous substances, such as lead, acids, and other metals related to lithium batteries into the environment, which can result in liabilities for the removal or remediation of such hazardous substances from the properties at which they have been released, liabilities which can be imposed regardless of fault, and our business could be held liable for the entire cost of cleanup even if we were only partially responsible. Like any manufacturer, we and our licensees are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources. Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party.

As our business expands outside of the United States, our licensed operations will be subject to the environmental, health and safety laws of the countries where we do business, including permitting and compliance requirements that address the similar risks as do the laws in the United States, as well as international legal requirements such as those applicable to the transportation of hazardous materials. Depending on the country or region, these laws could be as stringent as those in the US, or they could be less stringent or not as strictly enforced. In some countries in which we are interested in expanding our business, such as South America, Taiwan and China, the relevant environmental regulatory and enforcement frameworks are in flux and subject to change. Therefore, while compliance with these requirements will cause our business to incur costs, and failure to comply with these requirements could adversely affect our business, it is difficult to evaluate such potential costs or adverse impacts until such time as we decide to initiate operations in particular countries outside the United States.

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

When we designed and developed TRIC, we did so at a time when our business model assumed that TRIC would be the first of many LAB recycling facilities owned and operated by us. Commencing in 2017, we began to shift our focus away from the development of additional Company-owned LAB recycling facilities and towards the licensing of our AquaRefining technology to partners engaged in LAB recycling. We continued to develop TRIC as a LAB recycling facility for purposes of demonstrating AquaRefining on a commercial scale. However, as a result of the fire and our high costs of capital, we decided that the cost of restoring TRIC to its pre-fire state would not be the best use of our available cash and that we may be able to achieve the benefits of operating 16 AquaRefining modules, namely the demonstration of the scalability of our AquaRefining technologies, through a less costly commercialization program. Commencing in early 2020, we began to focus on licensing opportunities within the $20+ billion lead battery recycling marketplace and in February 2021 we entered into a triple-net lease-to-buy agreement with respect to TRIC. We believe this path is far less capital intensive than a rebuild of TRIC to its pre-fire state and we believe this plan could be funded in part from cash on hand and asset disposition of the AquaRefinery. However, there can be no assurance that our revised business model will be successful or that we will acquire the additional capital sufficient to fund our revised business plan.

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

Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business. We propose to commercially exploit our AquaRefining process primarily by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs, and, subject to our successful research and development, lithium-ion batteries, including ACME Metal Enterprise Co., Ltd., among others. In July 2021, we entered into an agreement with ACME Metal Enterprise Co., Ltd to deploy and potentially license our AquaRefining equipment at ACME’s LAB recycling facility in Keelung, Taiwan. The agreement provides for a phased deployment of our AquaRefining technology at ACME’s Taiwan facility, the joint development of processing AquaRefined briquettes into battery ready oxide material and potentially an exclusive license of our AquaRefining technology to ACME for all of Taiwan. Although we are currently seeking to negotiate agreements with others, as of the date of this report, we have not entered into any such licensing, joint venture or strategic alliance agreements, apart from our agreement with ACME, and there can be no assurance that we will be able to do so on terms that benefit us, if at all. Our ability to enter into licensing, joint ventures and strategic relationships with third parties will depend on our ability to demonstrate the technological and commercial advantages of our AquaRefining process, of which there can be no assurance.  Also, even if we are able to enter into licensing, joint venture or strategic alliance agreements, there can be no assurance that we will be able to obtain the expected benefits of any such arrangements. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, potential additional challenges in protecting our intellectual property, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through December 31, 2021, we generated a total of $11.7 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead. To date, our operations have primarily consisted of the development, testing, and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant-based revenue producing operations, entered into a lease-to-buy agreement with respect to TRIC and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling and, subject to our successful research and development, lithium-ion batteries. As of the date of this report, we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from our licensing model. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:
•	the timing and success of our plan of commercialization and the fact that we have suspended operations at TRIC;
•	our ability to demonstrate that our AquaRefining technology can be operated on a commercial scale;
•	our ability to license our AquaRefining process and sell our AquaRefining equipment to ACME Metal Enterprise Co., Ltd and other recyclers of LABs; and
•	our ability to realize the expected benefits of our strategic partnerships and successfully apply our AquaRefining technology to the plating of high value metals found in lithium-ion batteries, including cobalt, nickel, and copper.

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2021, we had total cash of $8.1 million and working capital of $8.4 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our licensing strategy. We intend to acquire the necessary capital though the possible sale of certain equipment and assets at TRIC. However, there can be no assurance that we will be able to acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead and, subject to our successful research and development, lithium-ion batteries through a novel, and proven on a modest scale, technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead or lithium-ion batteries in commercial quantities other than by way of smelting. In addition, neither we nor anyone else has ever successfully built a production line that commercially recycles LABs without smelting. Further, there can be no assurance that either we or our licensees will be able to produce AquaRefined lead or lithium-ion batteries in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin. The uniqueness of our AquaRefining process presents potential risks associated with the development of a business model that is untried and unproven.

Even if our licensees are successful in recycling lead or lithium-ion batteries using our processes, there can be no assurance that the AquaRefined lead or other recycled metals will meet the certification and purity requirements of our potential customers. A key component of our business plan is the production of recycled lead through our AquaRefining process of the highest purity (at least 99.99% pure lead), which we refer to as AquaRefined lead. We believe that our AquaRefined lead will provide our licensees with a revenue premium over the market price of lead on the London Metal Exchange, or LME, and, more importantly, the ability to produce AquaRefined lead will be vital to confirming the efficacy and relevancy of our proprietary technology. Our licensees and their customers will require that our AquaRefined lead meet certain minimum purity standards and, in all likelihood, require independent assays to confirm the lead’s purity. As of the date of this report, we have produced limited quantities of AquaRefined lead and in November 2018, Clarios confirmed its approval of the purity of our AquaRefined lead by providing to us official vendor approval to receive finished lead at its manufacturing facilities. However, we have not produced AquaRefined lead in significant commercial quantities and there can be no assurance that our licensees will be able to do so or, if our licensees are able to produce AquaRefined lead in significant commercial quantities, that such lead will continue to meet the required purity standards of their customers.  Further, while we believe we may be able to apply our AquaRefining methodology to plating the metals found in lithium-ion batteries, such as cobalt, nickel, and copper, we have only recently begun to conduct research and development in the recycling of lithium-ion batteries, and there can be no assurance that our efforts will be successful or that we will be able to conduct the recycling and recovery of the high value metals from lithium-ion batteries on a commercial scale.

               While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that either we or our licensees  will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees . Our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs, and more recently, the sale of lead bullion and AquaRefined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. Further, we have not engaged in any commercial operations in the area of recycling of lithium-ion batteries. There can be no assurance that our licensees will be able to produce AquaRefined lead or high value metals from lithium-ion batteries in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10316420, 10340561, 10665907, 10689769, 10793957, 11028460, 11072864, allowed 20190267681), Canada (2930945, 2968064, 3007101, allowed 2986022), China (107849634, 108603242, 109183069, 201480071929.1, ZL201580062811.7, ZL201680041571.7, ZL201680041600.X), Europe (3072180, 3221918, 3294916, 3294929, 3483305), Brazil (BR 11 2016 011396-9, BR 11 2017 024433-0), Eurasia (32371, 35532, 36722), South Africa (2016/04083, 2017/08454, 2017/08455, 2017/04123, 2018/04384), South Korea (10-1739414, 10-1882932, 10-1926033, 10-2096976, 10-2242697, 10-2274210, 10-2310653), Honduras (80-2019), India (318321, 364173, 369304), Indonesia (IDP000061176, IDP000066550, IDP000074882, IDP000077702), Japan (6173595, 6592088, 6775006, 6805240, 6861773, 6944453), Malaysia (MY-181071-A, MY-185652-A), Mexico (357027, 387016), OAPI (17808, 19078, 18736), Peru (649-2016), Ukraine (118037, 119580, 124142, 124145, 124523), Vietnam (22588, 1-2017-05043 allowed) Australia (2014353227, 2015350562, 2016260407, 2016260408, 2016362502, 2017213449), ARIPO (AP4995, AP 5559, AP 5946), and Chile (61.519, 62.308).

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,429 per tonne in August 2021 to a low of $1,961 per tonne in March 2021 because of fluctuations in the market. Lead price per tonne was approximately $2,305 at the end of December 2021. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since January 1, 2020, the reported high and low sales prices of our common stock have ranged from $0.33 to $8.06 through February 24, 2022. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

We may be at an increased risk of securities class action litigation.  Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because early-stage companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. In 2017, a securities class action lawsuit and shareholder derivative lawsuit were filed against us.  In 2021, we were able to settle both actions through our issuance of $500,000 of our common shares and our adoption of limited corporate governance reforms, however we incurred significant legal costs in defending both actions and our management was required to devote significant time in managing the defense of the actions.

We maintain director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we are responsible for meeting certain deductibles under the policies and, in any event, we cannot assure you that the insurance coverage will adequately protect us from claims made. Further, the costs of insurance may increase and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors.

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

Our executive offices are presently located in 4,183 square feet of class A office space in Reno, Nevada. We lease this facility at a lease rate of approximately $11,000 per month. The lease term began in September, 2021 and expires September 30, 2024.

Our executive offices were previously located in 21,697 square feet of office and industrial space in a multi-building commercial project known as “Marina Village” located in Alameda, California. The lease term is 76 months, commencing February 1, 2016, and expiring May 31, 2022. We sublet the property with the sublease commencing on February 4, 2019 and expiring May 31, 2022. Subsequent to year end, the lease on this building was terminated.

We have developed and lease an Innovation Center focused on applying Aqua Metals technology to lithium-ion battery recycling. We lease this facility at a lease rate of approximately $11,000 per month. The original lease term expired on December 31, 2021 but was renewed for a three year period which commenced on January 1, 2022 and expire on December 31, 2024.

We have developed and own a 136,750 square foot LAB recycling facility on 11.73 acres of land located in TRIC, a 107,000-acre park located nine miles east of Reno, Nevada on I-80. We have entered into an Industrial Lease Agreement with LINICO Corporation, or LiNiCo, dated February 15, 2021, pursuant to which we have leased the TRIC facility to LiNiCo. The lease commences April 1, 2021 and expires on March 31, 2023. During the lease term, LiNiCo has the option to purchase the land and facilities at a purchase price of $14.25 million if the option is exercised and the sale is completed by October 1, 2022, and $15.25 million if the option is exercised and the sale is completed after October 1, 2022, and prior to March 31, 2023. The purchase option is subject to LiNiCo’s payment of a nonrefundable deposit of $1.25 million by October 15, 2021, and a second nonrefundable deposit of $2 million by November 22, 2022, both of which will be applied towards the purchase price. LiNiCo made the first deposit of $1.25 million in early October 2021. The lease agreement is a triple-net lease pursuant to which LiNiCo is responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LiNiCo’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease. The lease agreement allows us to retain the use of a portion of the facility for our ongoing research and development activities, including operation of the lab and the use of office space.

With respect to the portion of the facility that was damaged in the November 2019 fire, consisting of approximately 30,000 square feet, we our obligated to complete the clean-up of the damaged area, at our expense. As of the date of this report all clean up and repair on the building was substantially completed. The lease agreement contains customary representations, warranties, and indemnities on the part of both parties.

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

Beginning on February 2, 2018, five purported shareholder derivative actions were filed in the United States District Court for the District of Delaware against us and certain of our current and former executive officers and directors. On May 3, 2018, the cases were consolidated under the caption In re Aqua Metals, Inc. Stockholder Derivative Litigation, Case No. 1:18-cv-00201-LPS (D. Del.). The complaints were filed by persons claiming to be stockholders of Aqua Metals and generally alleged that certain of our officers and directors breached their fiduciary duties to us by violating the federal securities laws and exposing us to possible financial liability. In July 2021, the parties entered into a stipulation for settlement of all claims based on our adoption of certain corporate governance reforms.  On November 9, 2021, the Court approved the stipulation for settlement and on January 21, 2022 we filed a Current Report on Form 8-K disclosing the corporate reforms we adopted pursuant to the stipulation for settlement.

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

Market Information

Our common stock has traded on the NASDAQ Capital Market under the symbol “AQMS.”

Holders of Record

As of February 24, 2022, there were eight holders of record of our common stock.

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

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and warrants, and the number of securities remaining available for future issuance, under our equity compensation plan at December 31, 2021.

Number of
	Number of			Securities
	Securities to be		Weighted-	Remaining
	Issued Upon		Average Exercise	Available for
	Exercise of		Price of	Future Issuance
	Outstanding		Outstanding	Under Equity
	Options, Warrants		Options and	compensation
	and Rights		Warrants	Plans
Equity compensation plans approved by stockholders	5,433,587	(1)	$4.44	1,668,001
Equity compensation plans not approved by stockholders	846,372	(2)	$4.48

(1) Includes 186,712 shares relating to outstanding options and 5,246,875 relating to restricted stock units under our stock-based compensation plans.

(2) Consists of warrants issued in connection with financing activities and 840,000 shares relating to outstanding options granted in reliance on Nasdaq Rule 5635(c)(4) .

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Reserved

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling metals through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Since our formation, we have focused our efforts initially on the development and testing of our AquaRefining process for lead acid batteries, or LAB, and advanced that process by building a demonstration plant located in the Tahoe Reno Industrial Center in McCarran, Nevada (“TRIC”). We have also developed a business plan which focuses equipment supply services and licensing of the AquaRefining technology to recyclers and began research and development on using the AquaRefining process on lithium-ion batteries at our Innovation Center also located at TRIC.

We completed the development of our first LAB recycling facility at TRIC, in McCarran, Nevada and commenced production of battery breaking and limited operations during the first quarter of 2017. From April 2017 through April 2018, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics and limited production of lead bullion, including AquaRefined lead. During 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery twenty-four hours a day and seven days a week for sustained periods of time. The AquaRefining Aqualyzers in operation ran sustained endurance runs for over one month several times.

In order to expand the demonstration AquaRefinery to its full capacity, we chose to idle the AquaRefinery beginning in September 2019 to facilitate contracting work required to increase the plant capacity planned for late 2019 or early 2020. On the evening of November 29, 2019, a fire occurred in the AquaRefining area of the recycling facility at TRIC. The cause of the fire was not due to the technology or process of AquaRefining but rather to contracting activities. The Company and the insurance carriers agreed on a total claim of $30.25 million which was paid in full by the carriers. Plant clean-up and repair of fire damaged areas began in 2021 and were substantially completed by the end of the year.

Following the November 2019 fire, we have been engaged in the pursuit of our business strategy that is based on the pursuit of licensing opportunities within the lead battery recycling marketplace. We believe our business strategy will require less space and less equipment and focus on the needs of our future licensees. The capital light strategy is based on the pursuit of licensing opportunities within the battery recycling marketplace without maintaining and operating a capital-intensive battery recycling facility. Our capital light business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans.

During the first half of 2020, we successfully performed test runs on the first and second iterations of our Aqualyzer as part of our V1.25L program. The program consists of three iterations that are classified as V1.25a, V1.25b and the final iteration, V1.25L. During the fourth quarter of 2020, we completed our V1.25L Aqualyzer program on time and under budget, achieving lead production that is 100% greater compared to the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. In August 2021, we announced the completion of the V1.5 Aqualyzer. This latest Aqualyzer configuration has now achieved lead production that is over 300% greater than the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. These results are expected to positively impact capital and operating expenses for the Company’s equipment supply and technology licensing customers. The increase in throughput results in a reduction of more than 60% in the number of Aqualyzers needed for equivalent lead production delivered by the V1.0 model, reducing capital and labor and footprint requirements. This latest iteration has also increased electrical efficiency to 97%, which further improves operating costs.

In February 2021, we announced a strategic investment in LINICO Corporation of up to $2 million to be paid in Aqua Metals shares and cash for a 10% ownership in LINICO as part of our strategy to strengthen growth by potentially applying AquaRefining intellectual property to lithium-ion battery recycling while meeting our lead recycling commercial guidance. In August 2021, we announced that we had established an Innovation Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electro-chemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage.

In November 2021, Aqua Metals and LINICO signed a collaboration agreement which sets the parameters for future research and development cooperation, as both companies’ expand into lithium-ion battery recycling and advance our technologies designed to recycle lithium-ion batteries cost-effectively and sustainably. Aqua Metals and LINICO plan to source the necessary lithium-ion feedstock from battery manufacturing scrap and end-of-life cells from various sources, including electric vehicle battery suppliers interested in participating in the eco-network the two companies announced in 2021. LINICO will process the feedstock into high-quality black mass utilizing its proprietary process. The resulting black mass will be used as input feedstock for Aqua Metals’ AquaRefining pilot cells intended to create high purity metals such as nickel, cobalt, and copper as well as other compounds.

Our business model focus is on global licensing opportunities to incorporate AquaRefining in the recycling industry.

We have been engaged in the pursuit of a business strategy that is based on the pursuit of licensing opportunities within the battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. Our capital light business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. On July 29, 2021, the Company signed a Definitive Agreement with ACME Metal Enterprise Co., Ltd. (ACME) to deploy AquaRefining equipment at its facility in Keelung, Taiwan. We believe the path of licensing our technology has the potential to maximize shareholder value in that it could be far less capital intensive than our operation of one or more recycling facilities and could be funded in part from a combination of cash on hand and asset dispositions.

During the year ended December 31, 2021, we issued 2,995,430 shares of common stock pursuant to an At the Market Issuance Sales Agreement ("ATM") for net proceeds of $10.2 million.

Results of Operations for the Fiscal Year Ended December 31, 2021 Compared to the Fiscal Year Ended December 31, 2020

           During the years ended December 31, 2021 and December 31, 2020, revenue resulted from the sale of inventory consisting of lead compounds that were generated during operation of the TRIC facility and prior to the November 2019 fire at our TRIC facility. During the years ended December 31, 2021 and December 31, 2020, product sales consisted of lead bullion, lead compounds and plastics that were generated through the AquaRefining process. The following table summarizes results of operations with respect to the items set forth below for the twelve months ended December 31, 2021 together with the percentage change from the twelve months ended  December 31, 2020 for those items (in thousands).

	Year ended December 31,
			Favorable	%
	2021	2020	(Unfavorable)	Change
Product sales	$173	$108	$65	60%
Cost of product sales	7,017	5,476	(1,541)	(28)%
Research and development cost	933	1,027	94	9%
General and administrative expense	9,688	8,998	(690)	(8)%
Total operating expense	$17,638	$15,501	$(2,137)	(14)%

Except for nominal sales of inventory, we did not generate revenue during the years ended December 31, 2021 and December 31, 2020. Plant activity during 2021 consisted of the operation and testing of our improved Aqualyzers.

Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs, insurance, travel and overhead costs. Cost of product sales increased approximately 28% for the twelve months ended December 31, 2021, as compared to the twelve months ended December 31, 2020. Cost of product sales increased during 2021 as a result of plant clean-up costs in preparation for the lease and eventual sale of the TRIC facility.

Research and development cost included expenditures related to the improvement of the AquaRefining technology. During the twelve months ended December 31, 2021, research and development costs decreased approximately 9% from the comparable period in 2020. Research and development is a key part of our business strategy and includes our focus on improving the Company's proprietary technology for LAB recycling and advancing our research related to the application of AquaRefining to recycling lithium-ion batteries.

General and administrative expense increased approximately 8% for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020. Increases in general and administrative expenses included changes in stock-based compensation, in addition to an increase in legal expenses and insurance premiums.

The following table summarizes our other income and interest expense for the years ended December 31, 2021 and December 31, 2020 together with the percentage change in those items (in thousands).

	Year ended December 31,
			Favorable	%
	2021	2020	(Unfavorable)	Change
Other (expense) income

Insurance proceeds net of related expenses	$4,794	$2,946	$1,848	63%
Impairment expense	$(545)	$(11,741)	$11,196	95%
PPP loan forgiveness	$332	$—	$332	n/a
Loss on disposal of property and equipment	$(5,665)	$—	$(5,665)	n/a
Interest expense	$(21)	$(1,620)	$1,599	(99)%
Interest and other income	$379	$48	$331	690%

Insurance proceeds net of related expenses resulted from collection and payment activity that began in 2020 following the November 2019 fire. The change from period to period is due to the timing of insurance payments and associated fire clean-up expenses. Both of the Company's two PPP loans totaling $332,000 received in May 2020 have been forgiven. One of the PPP loans for $131,000 was forgiven in January 2021 and the second PPP loan for $201,000 was forgiven in May 2021. In conjunction with our year-end accounting, we recognized a non-cash impairment charge for the years ended December 31, 2021 and December 31, 2020 of $0.5 million and $11.7 million, respectively, subsequent to an analysis of our fixed assets and a write down to fair market values. We recognized a loss on the sale of assets held for sale of approximately $1.4 million during the year ended December 31, 2021 as the result of disposals completed in conjunction with the plant clean-up. In addition, we recognized a loss on the sale of assets of $3.5 million recognized in conjunction with the accounting for the lease to purchase arrangement for the Company's McCarran, Nevada facility. The loss on sale of assets held for sale also included $0.7 million resulting from the sale of a battery breaker and related equipment. We recognized interest expense of $21,000 for the year ended December 31, 2021, compared to $1.6 million for the comparable period of 2020. The decrease in interest expense from the prior year is due to the retirement of the Veritex loan during the fourth quarter of 2020 and being debt free since that time. We recognized $379,000 in interest and other income during the year ended December 31, 2021. This compares to interest and other income of $48,000 for the year ended December 31, 2020. The primary driver of the increase in interest and other income was due to the payments received for scrap material salvaged during the plant clean-up process and payments for electricity credits.

Liquidity and Capital Resources

As of December 31, 2021, we had total assets of $33.3 million and working capital of $8.4 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(7,615)	$(11,029)
Net cash (used in) provided by investing activities	$(2,228)	$6,633
Net cash provided by financing activities	$11,447	$3,354

Net cash used in operating activities

Net cash used in operating activities for the years ended December 31, 2021 and December 31, 2020 was $7.6 million and $11.0 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for noncash items such as depreciation, amortization, and stock-based compensation charges as well as net changes in working capital. During the year ended December 31, 2021, we recognized a $5.7 million loss on disposal of property and equipment. During the year ended December 31, 2021, we recognized $0.5 million expense for impairment on assets held for sale. During the year ended December 31, 2020, we recognized an $11.7 million expense for impairment on fixed assets and $0.5 million for the elimination of our asset retirement obligation.

Net cash provided by (used in) investing activities

Net cash used in investing activities for the year ended December 31, 2021 was $2.2 million compared to net cash provided by investing activities of $6.6 million for the year ended December 31, 2020. Net cash in investing activities during each of these periods consists primarily of purchases of fixed assets and insurance proceeds received respectively.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2021 consisted of $10.2 million net proceeds from ATM shares sales. Net cash provided by financing activities for the year ended December 31, 2020 consisted of $3.7 million in net proceeds from ATM share sales.

As of December 31, 2021, we had total cash of $8.1 million and working capital of $8.4 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs over the next twelve months and move forward with our current business strategy. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. We intend to seek funds through the possible sale of equipment, lease revenue, licensing revenue and collection on the sale of the building. However, there can be no assurance that such funds will be available. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Accounts receivable

We have historically sold our products to large well-established companies and extend credit without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. In the event that payment of a customer’s account receivable is doubtful, we would reserve the receivable under an allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory cost is recorded on a first-in, first-out basis using the weighted average method. Net realizable value is determined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease. We periodically evaluate our property and equipment assets for indications that the carrying amount of an asset may not be recoverable. At December 31, 2021, management compared the carrying value of the assets held for sale against current fair market values. We determined the carrying value needed to be reduced to align with current fair market values. We recognized a $0.5 million impairment of assets held for sale during 2021. At December 31, 2020, management reviewed the remaining estimated lives of our long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. We evaluate the need to record impairment during each reporting period. We determined that the remaining useful lives of the equipment has decreased due to our focus on a capital light strategy. We recognized a $11.7 million impairment during 2020. The impairment expense included a write-down of $7.7 million to equipment under construction that was not yet capitalized. In addition, certain other equipment was written down by $4.0 million to fair values, resulting in the acceleration to depreciation for identified assets.

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

Insurance proceeds

On November 29, 2019, there was a fire in the Aqua Refining area of the TRIC facility. The Company recorded an insurance proceeds receivable balance of $19.9 million during the fourth quarter of 2019, which was limited by GAAP accounting standards to the net book value of assets written off as a result of the fire. The insurance proceeds receivable balance has been reduced to zero as insurance payments have exceeded the total established insurance proceeds receivable amount. Any amounts received in excess of that total are reported as other income. As of December 31, 2021, the Company has received $30.25 million in insurance payments as a result of the fire damage. The Company does not expect any additional insurance payments related to this matter.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flow in the future years (in thousands):

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Operating leases	$593	$357	$236	$—	$—
Finance leases	174	61	113	—	—
	$767	$418	$349	$—	$—

Operating lease obligations

We currently have three operating leases for real estate. We lease our Reno and McCarran, Nevada and Alameda, California  spaces under non-cancelable operating leases. The Reno, Nevada lease expires in 2024 and the Alameda, California lease will expire in May of 2022. On February 4, 2019, we entered into a sublease agreement effective as of February 1, 2019 for the Alameda, California facility. The term of the sublease commenced on February 4, 2019, and ends on May 31, 2022, in conjunction with our master lease. Subsequent to year end, the lease on Alameda, California facility was terminated. The initial lease term for our mixed office and warehouse space in McCarran, Nevada expired on December 31, 2021. We elected to exercise our first extension option provided for in the McCarran, Nevada lease agreement, which extended the current term of the lease to December 31, 2024.

Finance lease obligation

We currently maintain two finance leases for equipment. In November, we entered into a finance lease for a modular laboratory which expires in October of 2024. Our second finance lease is for warehouse equipment.

Notes payable

We do not have a current notes payable balance. The notes payable balance for year ended December 31, 2020 is related to Payment Protection Program (PPP) loans. See Note 13 in the accompanying notes to the consolidated financial statements for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and restricted cash balances as of December 31, 2021 consisted of cash and cash equivalents. During 2020, our primary exposure to market risk was interest expense related to our debt with Veritex Bank. The interest rate on this loan was adjusted on the first day of each calendar quarter equal to the greater of six percent (6%) or two percent (2%) per annum above the minimum prime lending rate charged by large U.S. money center commercial banks as published by the Wall Street Journal. However, we paid off the entire amount due to Veritex in December 2020 and no longer are exposed to this risk. We experience market risk with respect to the volatility of lead commodity prices. The purchase price of our primary raw material used lead acid batteries (used LABs), and the sales price of our lead-based finished products are based on commodity pricing. Due to the relatively short turnaround between the purchase of used LABs and the sale of our finished goods, we believe the risk is minimized.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aqua Metals, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aqua Metals, Inc. and Subsidiaries (collectively the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Valuation of Assets Held for Sale — Refer to Note 6 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Note 6 to the consolidated financial statements, the Company has classified assets as held for sale due to the assets being identified and marketed for sale in their present condition, management committing to their disposal, and the sale of the assets is probable within a year. As of December 31, 2021, these assets have a value of $2.6 million.

Given these factors and assumptions, the related audit effort to evaluate management's valuation of assets held for sale was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's property and equipment impairment methodology included the following:

●	We obtained the Company's valuation report, selected a sample of assets held for sale and utilized specialists to perform the following procedures:
o	Evaluated the reasonableness of the assumptions, data, methodology and models used in the valuation report.
o	Performed corroborative calculations for the various analyses, confirming that the methodologies, inputs and calculations appeared accurate.
o	Performed appropriate mathematical checks and benchmarking analyses related to the assumptions, data, methodology and models used in the valuation report.
●	We assessed any changes in valuation of assets held for sale since the date of the valuation report by performing the following procedures:
o	Obtained any sales agreements and support for assets sold subsequent to year end.
o	Evaluated other evidence and economic circumstances related to the asset types.

We have served as the Company's auditor since 2014.

/s/ ArmaninoLLP San Ramon, California

February 24, 2022

AQUA METALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$8,137	$6,533
Accounts receivable	269	32
Lease receivable, current portion	920	—
Inventory	123	1,091
Assets held for sale	2,633	—
Prepaid expenses and other current assets	356	702
Total current assets	12,438	8,358

Non-current assets
Property and equipment, net	2,367	24,883
Intellectual property, net	640	819
Investment in LINICO	1,500	—
Lease receivable, non-current portion	15,528	—
Other assets	796	1,078
Total non-current assets	20,831	26,780

Total assets	$33,269	$35,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$685	$1,552
Accrued expenses	3,005	1,253
Lease liability, current portion	388	620
Notes payable, current portion	—	29
Total current liabilities	4,078	3,454

Building purchase deposit	1,328	—
Lease liability, non-current portion	330	242
Notes payable, non-current portion	—	303
Total liabilities	5,736	3,999

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 70,416,552 and 64,461,065 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	70	64
Additional paid-in capital	211,309	196,728
Accumulated deficit	(183,846)	(165,653)
Total stockholders’ equity	27,533	31,139

Total liabilities and stockholders’ equity	$33,269	$35,138

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020
Product sales	$173	$108

Operating cost and expense
Cost of product sales	7,017	5,476
Research and development cost	933	1,027
General and administrative expense	9,688	8,998
Total operating expense	17,638	15,501

Loss from operations	(17,465)	(15,393)

Other income and expense
Insurance proceeds net of related expenses	4,794	2,946
Impairment expense	(545)	(11,741)
PPP loan forgiveness	332	—
Loss on disposal of property and equipment	(5,665)	—
Interest expense	(21)	(1,620)
Interest and other income	379	48

Total other expense, net	(726)	(10,367)

Loss before income tax expense	(18,191)	(25,760)

Income tax expense	(2)	(2)

Net loss	$(18,193)	$(25,762)

Weighted average shares outstanding, basic and diluted	70,002,180	60,861,450

Basic and diluted net loss per share	$(0.26)	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

December 31, 2019	57,997,780	$58	$189,422	$(139,891)	$49,589

Stock-based compensation	—	—	3,569	—	3,569
Common stock issued upon RSU vesting	3,178,337	3	—	—	3
Common stock issued for consulting services	67,522	—	64	—	64
Common stock issued for ATM share sales, net of $216 transaction costs	3,217,426	3	3,673	—	3,676
Net loss	—	—	—	(25,762)	(25,762)

Balances, December 31, 2020	64,461,065	$64	$196,728	$(165,653)	$31,139

Stock-based compensation	—	—	2,199	—	2,199
Common stock issued upon RSU vesting	2,114,396	2	—	—	2
Common stock issued upon exercise of employee stock options	347,901	—	727	—	727
Common stock issued upon warrant exercise	65,590	—	—	—	—
Common stock issued for consulting services	57,170	—	225	—	225
Common stock issued for ATM share sales, net of $339 transaction costs	2,995,430	3	10,163	—	10,166
Common stock issued related to LINICO investment	375,000	1	1,267	—	1,268
Net loss	—	—	—	(18,193)	(18,193)

Balances, December 31, 2021	70,416,552	$70	$211,309	$(183,846)	$27,533

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,193)	$(25,762)
Reconciliation of net loss to net cash used in operating activities
Depreciation	1,140	2,231
Amortization of intellectual property	180	180
Accretion of asset retirement obligation	—	45
Fair value of common stock issued for consulting services	225	64
Stock-based compensation	2,201	3,572
Amortization of deferred financing costs	—	607
Inventory NRV adjustment	146	—
Loss on disposal of property and equipment	5,665	90
Forgiveness of PPP loan	(332)	—
Impairment of equipment	545	11,741
Retirement of asset retirement obligation	—	521
Changes in operating assets and liabilities
Accounts receivable	(237)	212
Inventory	822	166
Prepaid expenses and other current assets	345	280
Accounts payable	8	(2,000)
Accrued expenses	378	(2,448)
Other assets and liabilities	(508)	(528)
Net cash used in operating activities	(7,615)	(11,029)
Cash flows from investing activities:
Purchases of property and equipment	(2,350)	(3,363)
Proceeds from sale of equipment	275	162
Equipment deposits and other assets	79	(4)
Insurance proceeds	—	9,838
Investment in LINICO	(232)	—
Net cash provided by (used in) investing activities	(2,228)	6,633
Cash flows from financing activities:
Proceeds from PPP loan	—	332
Payments on notes payable	—	(654)
Lease of building	553	—
Proceeds from exercise of stock options	728	—
Proceeds from ATM, net	10,166	3,676
Net cash provided by (used in) financing activities	11,447	3,354
Net increase (decrease) in cash, cash equivalents and restricted cash	1,604	(1,042)
Cash, cash equivalents and restricted cash at beginning of period	6,533	7,575
Cash, cash equivalents and restricted cash at end of period	$8,137	$6,533

AQUA METALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Continued)

	Year ended December 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$21	$1,044
Cash paid for income taxes	$2	$2

Non-cash financing activities
Fair value of common stock issued to consultants	$91	$64

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$875	$1,280
Change in property and equipment resulting from change in accrued expenses	$—	$431
Change in equity resulting from change in accrued expenses	$—	$24
Change in investing activity resulting from issuance of equity	$(1,268)	$—
Change in other assets to extinguish notes payable	$—	$8,653
Change in insurance proceeds receivable resulting from insurance funds held in escrow	$—	$7,938

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

1.	Organization and Operations

Aqua Metals, Inc. (the “Company”) was incorporated in Delaware and commenced operations on June 20, 2014 (inception). On January 27, 2015, the Company formed two wholly owned subsidiaries, Aqua Metals Reno, Inc. (“AMR”) and Aqua Metals Operations, Inc. (collectively, the “Subsidiaries”), both incorporated in Delaware. The Company is engaged in the business of equipment supply, technology licensing and related services for recycling lead through a novel, proprietary and patented process the Company developed and named AquaRefining™. Prior to November 29, 2019, the Company was engaged in the business of lead recycling through its patented and patent pending AquaRefining technology. Following a fire at its lead recycling facility on November 29, 2019, the Company's business model has transitioned to a focus on global licensing opportunities to incorporate AquaRefining in the recycling industry.

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

During the first half of 2020, we successfully performed test runs on the first and second iterations of our Aqualyzer as part of our V1.25L program. The program consists of three iterations that are classified as V1.25a, V1.25b and the final iteration, V1.25L. During the fourth quarter of 2020, we completed our V1.25L Aqualyzer program on time and under budget, achieving lead production that is 100% greater compared to the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. In August 2021, we announced the completion of the V1.5 Aqualyzer. This latest Aqualyzer configuration has now achieved lead production that is over 300% greater than the V1.0 Aqualyzer deployed at the AquaRefinery during commercial production in 2018 and 2019. These results are expected to positively impact capital and operating expenses for the Company’s equipment supply and technology licensing customers. The increase in throughput results in a reduction of more than 60% in the number of Aqualyzers needed for equivalent lead production delivered by the V1.0 model, reducing capital and labor and footprint requirements. This latest iteration has also increased electrical efficiency to 97%, which further improves operating costs.

In February 2021, we announced a strategic investment in LINICO Corporation of up to $2 million to be paid in Aqua Metals shares and cash for a 10% ownership in LINICO as part of our strategy to strengthen growth by potentially applying AquaRefining intellectual property to lithium-ion battery recycling while meeting our lead recycling commercial guidance. In August 2021, we announced that we had established an Innovation Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electro-chemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage.

In November 2021, Aqua Metals and LINICO signed a collaboration agreement which sets the parameters for future research and development cooperation, as both companies’ expand into lithium-ion battery recycling and advance our technologies designed to recycle lithium-ion batteries cost-effectively and sustainably. Aqua Metals and LINICO plan to source the necessary lithium-ion feedstock from battery manufacturing scrap and end-of-life cells from various sources, including electric vehicle battery suppliers interested in participating in the eco-network the two companies announced in 2021. LINICO will process the feedstock into high-quality black mass utilizing its proprietary process. The resulting black mass will be used as input feedstock for Aqua Metals’ AquaRefining pilot cells intended to create high purity metals such as nickel, cobalt, and copper as well as other compounds.

Our business model focus is on global licensing opportunities to incorporate AquaRefining in the recycling industry.

We have been engaged in the pursuit of our business strategy that is based on the pursuit of licensing opportunities within the battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. Our capital light business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. On July 29, 2021, the Company signed a Definitive Agreement with ACME Metal Enterprise Co., Ltd. (ACME) to deploy AquaRefining equipment at its facility in Keelung, Taiwan. We believe the path of licensing our technology has the potential to maximize shareholder value in that it could be far less capital intensive than our operation of one or more recycling facilities and could be funded in part from a combination of cash on hand and asset dispositions.

Liquidity and Management Plans

The Company generated revenues of $0.2 million and $0.1 million during the years ended December 31, 2021 and December 31, 2020, respectively. The Company had net losses of $18.2 million and $25.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the Company’s cash balance was $8.1 million. As of the date of this report, the Company believes it may require additional capital, in order to fund its current level of ongoing costs over the next twelve months and move forward with its licensing strategy.

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

Accounts receivable

The Company has traditionally sold its products to large well-established companies and extends credit without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. In the event that payment of a customer’s account receivable is doubtful, the Company would reserve the receivable under an allowance for doubtful accounts. As of December 31, 2021, the Company had a trade accounts receivable balance of $17,000 and has not created a reserve for doubtful accounts. The total accounts receivable balance as of  December 31, 2021 and December 31, 2020 consisted of proceeds from the sale of equipment and from the sale or return of inventory.

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

Property and equipment are stated at cost net of accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease. We periodically evaluate our property and equipment assets for indications that the carrying amount of an asset may not be recoverable. At December 31, 2021, management compared the carrying value of the assets held for sale against current fair market values. We determined the carrying value needed to be reduced to align with current fair market values. We recognized a $0.5 million impairment of assets held for sale during the period. At December 31, 2020, management reviewed the remaining estimated lives of our long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. We evaluate the need to record impairment during each reporting period. We determined that the remaining useful lives of the equipment had decreased due to our focus on a capital light strategy. We recognized a $11.7 million impairment during the period ended December 31, 2020. The impairment expense included a write-down of $7.7 million to equipment under construction that was not yet capitalized. In addition, certain other equipment was written down by $4.0 million to fair values, resulting in the acceleration to depreciation for identified assets.

Intangible and other long-lived assets

Intangible assets consist of patent applications contributed to the Company by five founding stockholders and patent applications for technology developed by the Company. The useful life of this intellectual property has been determined to be ten years and the assets are being amortized straight-line over this period. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. The Company evaluates the need to record impairment during each reporting period. As of December 31, 2021, the Company determined that the estimated life of the intellectual property properly reflected the current remaining economic life of the asset.

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

Insurance proceeds

On November 29, 2019, there was a fire in the Aqua Refining area of the TRIC facility. As of December 31, 2021, the Company had received a total of $30.25 million in insurance payments as a result of the fire damage. Insurance proceeds of approximately $6.9 million collected during the year ended  December 31, 2021, were recorded as other income and netted against related expenses. The Company does not expect any additional insurance payments as a result of the 2019 fire.

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

There are no assets or liabilities that are measured at fair value on a recurring basis at December 31, 2021 or December 31, 2020.

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

	Year Ended December 31,
Excluded potentially dilutive securities (1):	2021	2020

Options to purchase common stock	1,026,712	1,387,673
Unvested restricted stock	5,246,875	5,624,166
Financing warrants to purchase common stock	6,372	103,500
Total potential dilutive securities	6,279,959	7,115,339

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

Concentration of Credit Risk

The Company generated revenue of $173,000 for the year ended  December 31, 2021, all for the sale of inventory to P. Kay Metals. Revenue for the year ended  December 31, 2020 totaled $108,000, for the sale of inventory. Revenue from P. Kay Metals and Clarios (successor of Johnson Controls Battery Group, Inc.) represented 84% and 16%, respectively, of total revenue for the year ended  December 31, 2020. The Company's trade accounts receivable balance was $17,000 as of  December 31, 2021. The Company did not have a trade receivable balance as of  December 31, 2020. The accounts receivable balance on the Company's consolidated balance sheets as of  December 31, 2021 and  December 31, 2020, consisted of proceeds from the sale of equipment and from the return or sale of inventory.

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2021 that are of significance or potential significance to the Company.

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

The Company was not in commercial production in 2021. The nominal revenue generated during the years ended  December 31, 2021 and December 31, 2020, resulted from the sale of inventory. Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of our revenue during the years ended December 31, 2021 and December 31, 2020.

4.	Lease Receivable

The Company has entered into an Industrial Lease Agreement with LINICO Corporation, a Nevada corporation, or ("LINICO"), dated February 15, 2021 pursuant to which the Company has leased to LINICO the 136,750 square foot recycling facility at TRIC. The lease commenced  April 1, 2021 and expires on March 31, 2023. During the lease term, LINICO has the option to purchase the land and facilities at a purchase price of $14.25 million if the option is exercised and the sale is completed by October 1, 2022 and $15.25 million if the option is exercised and the sale is completed after October 1, 2022 and prior to March 31, 2023. The purchase option is subject to LINICO’s payment of a nonrefundable deposit of $1.25 million, which was paid on October 15, 2021, and a second nonrefundable deposit of $2.0 million by November 22, 2022, both of which will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LINICO is responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease.

With respect to the portion of the facility that was damaged in the November 2019 fire, consisting of approximately 30,000 square feet, the Company was obligated to complete the clean-up of the damaged area, at the Company's expense and repair all damage to the damaged area, at the Company's expense. Repairs and clean up were substantially completed by the end of 2021. With regard to the equipment on-site at TRIC, the Company granted LINICO the right of first offer to purchase any equipment the Company offers for sale. The lease agreement contains customary representations, warranties and indemnities on the part of both parties. Subsequent to year end, LINICO purchased approximately $0.8 million of equipment.

The Company accounted for the Industrial Lease and Option to Purchase Agreement as a sales-type lease. As a component of the accounting for the agreement, the Company recognized the estimated fair market value of the land and plant of $17.0 million as a lease receivable, which is reflected on the Company's condensed consolidated balance sheets. The implied interest rate of 0.5% was utilized for the amortization of the scheduled building lease/purchase payments outlined in the agreement. The Company applies the monthly payments received as a reduction to lease receivable and interest income. The interest income recognized from the agreement is included in "Interest and other income" on the Company's condensed consolidated statements of operations. For the year ended  December 31, 2021, the Company recognized a reduction in the lease receivable balance of approximately $553,000 and recorded $59,000 of interest income related to this agreement.

5.	Inventory, net

Inventory consisted of the following (in thousands):

	December 31,
	2021	2020

Finished goods	$28	$2
Work in process	9	247
Raw materials	86	842
	$123	$1,091

6.	Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Management believes these assets are no longer necessary for the Company's future operating plans. As of   December 31, 2021, Aqua Metals had assets with a book value of $2.6 million classified as assets held for sale.

At December 31, 2021, the Company compared the carrying value of the assets held for sale against current fair market values. We determined the carrying value needed to be reduced to align with current fair market values. We recognized a $0.5 million impairment of assets held for sale during the period.

7.	Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

		December 31,
Asset Class	Useful Life (Years)	2021	2020

Operational equipment	3 - 10	$1,539	$12,126
Lab equipment	5	530	524
Computer equipment	3	8	222
Office furniture and equipment	3	91	221
Land	—	—	1,047
Building	39	—	19,508
Asset retirement cost	20	—	—
Equipment under construction		1,328	3,597
		3,496	37,245
Less: accumulated depreciation		(1,129)	(12,362)

		$2,367	$24,883

Property and equipment depreciation expense was $0.6 million and $1.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company.

On November 29, 2019, there was a fire in the AquaRefining area of the plant. As a result of the fire, during the year ended  December 31, 2020, the Company wrote off approximately $22.4 million of fixed assets that were damaged. These assets consisted of operational equipment, building and equipment under construction. The disposal of the fire damaged fixed assets included a decrease of accumulated depreciation of $2.5 million. The net write-off of fixed assets totaled $19.9 million. Further, during the year ended  December 31, 2020, the Company conducted a review of its fixed assets for impairment and as a result, recognized an impairment expense of $11.7 million with respect to the write-down of equipment to fair values. The impairment expense included a write-down of $7.7 million to equipment under construction that was not yet capitalized. In addition, certain other equipment was written down by $4.0 million to fair values, resulting in the acceleration to depreciation for identified assets.

8.	Intellectual Property

Intellectual property, net, is comprised of the following (in thousands):

	2021	2020
Intellectual property	$1,794	$1,794
Accumulated amortization	(1,154)	(975)
Intellectual property, net	$640	$819

Aggregate amortization expense for both of the years ended December 31, 2021 and December 31, 2020 was $0.2 million.

Estimated future amortization is as follows as of December 31, 2021 (in thousands):

2022	$179
2023	179
2024	135
2025	70
2026	51
Thereafter	26
Total estimated future amortization	$640

9.	Investments

On February 15, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with LINICO Corporation, that provided for the Company's issuance of 375,000 shares (“Aqua Shares”) of the Company's common stock in consideration of LINICO’s issuance of 1,500 shares of its Series A Preferred Stock, at a stated aggregate value of $1,500,000, along with a three-year warrant (“Series A Warrant”) to purchase an additional 500 shares of LINICO Series A Preferred Stock at an exercise price of $1,000 per share. Subsequent to year end the Company exercised the warrant for all 500 LINICO Series A Preferred shares. The 2,000 shares of the Series A Preferred Stock represents approximately 12% of LINICO common stock on a fully diluted basis.

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

Comstock Mining Inc., a Nevada corporation (NYSE-MKT: LODE), is the beneficial owner of approximately 88% of the common shares of LINICO. The Company's Chief Financial Officer, Judd Merrill, is a member of the board of directors of Comstock Mining.

10.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2021	2020

Alameda and Nevada facilities Right of Use Assets (1)	514	716
Equipment deposits (2)	217	258
Other assets	65	104
Total other assets, non-current	$796	$1,078

(1) See Footnote 12.

(2) Deposits for equipment to be acquired and utilized at the Company's Innovation Center or customer locations.

11.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020

Property and equipment related	$2,242	$715
Class action settlement	500	—
Payroll related	180	479
Professional services	56	—
Other	27	59
	$3,005	$1,253

12.	Leases

As of  December 31, 2021, the Company maintained three operating leases for real estate. The Company's operating leases have terms of 76, 42 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's December 31, 2021 consolidated balance sheet and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's December 31, 2021 consolidated balance sheet. The Company recognized sublease income of $509,000 and $433,000 for the twelve months ended December 31, 2021 and  December 31, 2020, respectively.

Based on the present value of the lease payments for the remaining lease term of the Company's existing operating leases, as of December 31, 2021, total right-of-use assets were approximately $0.5 million and operating lease liabilities were approximately $0.6 million. As of  December 31, 2020, total right-of-use assets were approximately $0.7 million and operating lease liabilities were approximately $0.8 million. The right-of-use assets are reported in "Other Assets" in the condensed consolidated balance sheet.

The Company currently maintain two finance leases for equipment. In November 2021, the Company entered into a finance lease for a modular laboratory which expires in October of 2024. The second finance lease is for warehouse equipment that expires in September of 2023.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Twelve Months Ended	Twelve Months Ended
	December 31, 2021	December 31, 2020
Cash paid for operating lease liabilities	$694	$642
Operating lease cost	$621	$577

Cash paid for finance lease liabilities	$26	$7
Interest expense	$3	$1

December 31, 2021
Weighted-average remaining lease term (Years) - operating leases	1.6
Weighted-average discount rate - operating leases	7.41%

Weighted-average remaining lease term (Years) - finance leases	2.3
Weighted-average discount rate - finance leases	7.52%

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

Due in 12-month period ended December 31,

	Operating Leases	Finance Leases
2022	$357	$61
2023	$134	$68
2024	$102	$45
	$593	$174
Less imputed interest	$(32)	$(17)
Total lease liabilities	$561	$157

Current lease liabilities	$337	$51
Non-current lease liabilities	$224	$106
	$561	$157

13.	Notes Payable

On May 7, 2020, the Company received loan proceeds in the amount of approximately $332,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans to qualifying businesses. The loans and accrued interest are forgivable if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company used the loan proceeds for purposes consistent with the PPP requirements and applied for loan forgiveness. During the year ended  December 31, 2021, both of the Company's two PPP loans totaling $332,000 were forgiven.

Notes payable is comprised of the following (in thousands):

	December 31,
	2021	2020

Notes payable, current portion
Paycheck Protection Program	$—	$29
	$—	$29

Notes payable, non-current portion
Paycheck Protection Program	$—	$303
	$—	$303

14.	Stockholders’ Equity

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

Other shares issued

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

During the year ended December 31, 2021, the Company issued 2,005,258 shares of common stock upon vesting of RSUs granted by the Company to management and employees.

During the year ended December 31, 2021, the Company issued, when the five-day average of closing prices for the Company’s common stock was $3.95 per share, 5,371 shares of the Company’s common stock pursuant to a cashless exercise of a warrant for 10,350 shares of the Company’s common stock with an exercise price of $1.90 per share.

During the year ended December 31, 2021, the Company issued, when the five-day average of closing prices for the Company’s common stock was $6.20 per share, 60,219 shares of the Company’s common stock pursuant to a cashless exercise of a warrant for 86,778 shares of the Company’s common stock with an exercise price of $1.90 per share.

During the year ended December 31, 2021, the Company issued 109,138 shares of common stock upon vesting of RSUs granted to Board members.

During the year ended  December 31, 2021, the Company issued 57,170 shares of common stock to a consultant to fulfill obligations related to a consulting agreement.

During the year ended December 31, 2021, the Company issued 375,000 shares of common stock pursuant to the Series A Preferred Stock Purchase Agreement, with LINICO, dated  February 15, 2021.

During the year ended December 31, 2021, the Company issued 347,901 shares of common stock upon stock option exercises.

During the year ended December 31, 2021, the Company issued 2,995,430 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $10.2 million.

Warrants outstanding

Warrants outstanding to purchase shares of the Company’s common stock at a weighted average exercise price of $1.90 per share are as follows.

		Shares Subject to Purchase
Exercise Price per Share	Expiration Date	at December 31, 2021
$1.90	1/22/2024	6,372

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

Stock-based compensation expense recorded was allocated as follows (in thousands):

	Year ended December 31,
	2021	2020
Cost of product sales	$73	$90
Research and development cost	77	183
General and administrative expense	2,051	3,296
Total	$2,201	$3,569

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

The following table summarizes the stock-based compensation plan activity and related information through December 31, 2021.

		Options Outstanding		RSUs Outstanding
			Weighted-		Weighted-
	Number of		Average		Average
	Shares		Exercise		Grant Date
	Available for	Number of	Price Per	Number of	Fair Value
	Grant	Shares	Share	RSUs	Per Share
Balance at December 31, 2019	2,402,326	3,463,692	$3.71	259,792	$1.83
Authorized	7,000,000	—	—	—	—
Granted	(8,056,280)	—	—	8,056,280	0.64
Exercised/ Released	—	—	—	(2,514,000)	0.72
Forfeited	2,253,925	(2,076,019)	3.59	(177,906)	0.50
Issued to fulfill obligations for separation agreements	(201,101)	—	—	—	—
Balance at December 31, 2020	3,398,870	1,387,673	$3.89	5,624,166	$0.66
Granted	(1,803,172)	—	—	1,803,172	1.63
Exercised/ Released	—	(347,901)	2.09	(2,121,220)	0.91
Forfeited	72,303	(13,060)	8.71	(59,243)	0.83
Balance at December 31, 2021	1,668,001	1,026,712	$4.44	5,246,875	$1.07

There were 347,901 common shares issued related to option exercises during the year ended December 31, 2021 and no option exercises during the year ended December 31, 2020.

Additional information related to the status of options at December 31, 2021 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic Value
	Shares	Share	Life (Years)	(in thousands)
Outstanding	1,026,712	$4.44	2.02	$—
Vested and exercisable	1,026,712	$4.44	2.02	$—

The intrinsic value of options is the fair value of the Company’s stock at December 31, 2021 less the per share exercise price of the option multiplied by the number of shares.

As of December 31, 2021, there is approximately $3.3 million of total unrecognized compensation cost related to the unvested share-based (option and RSU) compensation arrangements granted under the stock-based compensation plans. The remaining unrecognized compensation cost will be recognized over a weighted-average period of 2.4 years.

The following table summarizes information about stock options outstanding as of December 31, 2021:

	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
		Contractual		Contractual
	Number of	Life	Number of	Life
Range of Exercise Prices	Shares	(Years)	Shares	(Years)

$1.60 - $2.79	106,361	1.86	106,361	1.86
$2.80 - $4.50	468,364	2.73	468,364	2.73
$4.51 - $7.50	420,000	1.33	420,000	1.33
$7.51 - $12.55	23,653	1.06	23,653	1.06
$12.56 - $24.81	8,334	1.84	8,334	1.84

	1,026,712	2.02	1,026,712	2.02

2020 Restricted shares

In  March 2020, the Company granted 830,000 restricted shares, all of which were subject to vesting, with a grant fair value of $280,000 to employees. The shares vest in three equal annual installments over a three-year period.

Total intrinsic value of Restricted Shares outstanding at December 31, 2021 was $2.5 million.

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

Total intrinsic value of RSUs vested and released during 2021 was $2.1 million. Intrinsic value of RSUs outstanding at December 31, 2020 was $14.4 million.

2021 Restricted stock units

In  February 2021, the Company granted 25,000 RSUs, all of which were subject to vesting, with a grant fair value of $151,500 to a contractor. The shares vest in three tranches 1) upon the signing of a licensing agreement, 2) delivery of a final engineering package, and 3) full handover of project to site owner.

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

In October 2021, the Company granted 4,673 RSUs, all of which were subject to vesting, with a grant fair value of $10,000 to employees. The shares vest in six equal installments over a three-year period.

In  December 2021, the Company granted 1,652,517 RSUs, all of which were subject to vesting, with a grant fair value of $2,420,000 to employees. The shares vest in six equal semi-annual installments over a three-year period.

Total intrinsic value of RSUs vested and released during 2021 was $6.9 million. Intrinsic value of RSUs outstanding at December 31, 2021 was $6.5 million.

Reserved shares

At December 31, 2021, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity Plan
Subject to outstanding options and restricted shares	6,273,587
Available for future grants	1,668,001
Officer and Director Purchase Plan	237,382
Warrants	6,372
8,185,342

15.	Commitments and Contingencies

Lease commitments

On August 7, 2015, the Company signed a lease for 21,697 square feet of mixed office and manufacturing space in Alameda, California. The Company entered into a sublease agreement dated February 4, 2019 for the Alameda facility. The term of the sublease commenced on February 4, 2019, and ends on May 31, 2022, in conjunction with the master lease. Total base rent payable by the sublessee through the end of the term of the sublease is approximately $0.2 million. However, subsequent to year end the lease was terminated.

In July 2018, the Company signed a lease for 14,016 square feet of mixed office and warehouse space in McCarran, Nevada. The initial lease term for this facility expired on December 31, 2021 and has been extended to the current maturity date of December 31, 2024.

In September 2021, the Company entered into a lease for 4,183 square feet of office space in Reno, Nevada. The lease term for this facility expires on September 30, 2024.

We currently maintain two finance leases for equipment. In November 2021, we entered into a finance lease for a modular laboratory which expires in October of 2024. Our second finance lease is for warehouse equipment, which is deemed immaterial to the Company's Consolidated Balance Sheets.

The future minimum payments related to these operating and leases are as follows as of December 31, 2021 (in thousands):

	Operating Leases	Finance Leases
2022	$357	$61
2023	$134	$68
2024	$102	$45
Total minimum lease payments	$593	$174

Legal proceedings

See Item 3. Legal Proceedings

16.	Related Party Transactions

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

17.	Income Taxes

Loss before income tax expense consists of the following (in thousands):

	Year ended December 31,
	2021	2020
US	$(18,191)	$(25,760)
Foreign	—	—
Total	$(18,191)	$(25,760)

The components of the provision for income tax expense consist of the following (in thousands):

	Year ended December 31,
	2021	2020
Current
Federal	$—	$—
State	2	2

Deferred
Federal	—	—
State	—	—
Total provision for income taxes	$2	$2

Reconciliation of the statutory federal income tax rates consist of the following :

	Year ended December 31,
	2021	2020
Tax at federal statutory rate	21.00%	21.00%
State tax, net of federal benefit	(0.01)%	0.05%
Change in rate	(0.08)%	0.00%
Valuation allowance	(19.59)%	(15.54)%
Impairment charge of acquired IP	0.38%	—%
Excess benefits from equity compensation	(0.35)%	(5.66)%
Other	(1.36)%	0.14%
Provision for taxes	(0.01)%	(0.01)%

The components of deferred tax assets (liabilities) included on the consolidated balance sheet are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets
Capitalized start-up costs	$3,147	$3,461
Credits	380	402
Fixed assets	1,367	2,160
Net operating losses	28,762	25,116
Others	744	553
Total gross deferred tax assets	34,400	31,692
Valuation allowance	(34,281)	(30,717)
Total gross deferred tax assets (net of valuation allowance)	$119	$975

Deferred tax liabilities
Patents	$(119)	$(156)
Fixed assets	—	—
Beneficial conversion feature - debt discount	—	(819)
Total gross deferred tax liabilities	(119)	(975)
Net deferred tax assets	$—	$—

Based on the available objective evidence at this time, management believes that it is more likely than not that the net deferred tax assets of the Company will not be realized. Accordingly, management has applied a full valuation allowance against net deferred tax assets at both  December 31, 2021 and December 31, 2020. The net valuation allowance increased by approximately $3.8 million during the year ended  December 31, 2021. The increase in net valuation allowance primarily relates to net operating losses generated during 2021.

The Company has Federal and California net operating loss carryforwards of approximately $135.6 million and $4.1 million, respectively, which will begin to expire in December 31, 2034 for Federal and California purposes.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards prior to utilization.

At  December 31, 2021, the Company had research and development credits carryforward of approximately $0.4 million and $0.5 million for Federal and California income tax purposes, respectively. If not utilized, the Federal research and development credits carryforward will begin to expire in December 31, 2034. The California credits can be carried forward indefinitely.

The Company’s policy is to account for interest and penalties as income tax expense. As of  December 31, 2021, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgement and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At  December 31, 2021, the Company’s total amount of unrecognized tax benefit was approximately $0.5 million, none of which will affect the effective tax rate, if recognized. The Company does not expect its unrecognized benefits to change materially over the next twelve months.

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

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or after tax basis. Beginning in January 2021, the Plan included employer matching contributions.

19.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued.

The Company held a warrant (“Series A Warrant”) to purchase an additional 500 shares of LINICO Series A Preferred Stock at an exercise price of $1,000 per share. Subsequent to year end, the Company exercised the warrant for all 500 LINICO Series A Preferred shares. Following the exercise, the Company held a total of 2,000 shares of the Series A Preferred Stock representing approximately 12% of LINICO common stock on a fully diluted basis.

Subsequent to the year end, the Alameda lease was terminated.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were effective as of December 31, 2021 in ensuring all material information required to be filed has been made known in a timely manner.

(b) Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Inapplicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, and the information to be included in the 2022 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2022 Proxy Statement and is hereby incorporated by reference.

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

Number	Exhibit Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21, 2022.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.9	Warrant dated January 22, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 17, 2019

4.10	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 25, 2022

10.1	Form of Indemnification Agreement entered into by the Registrant with its Officers and Directors	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.2*	Aqua Metals, Inc. Amended and Restated 2014 Stock Incentive Plan	Incorporated by reference from the Registrant’s Proxy Statement on Form DEF 14A filed on April 24, 2017.

10.3	Lease Agreement dated August 7, 2015 between Registrant and with BSREP Marina Village Owner LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 27, 2015.

10.10*	Aqua Metals, Inc. Officer and Director Share Purchase Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017.

10.15*	Employment Agreement dated May 2, 2018 between the Registrant and Stephen Cotton	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 2, 2018.

10.17*	Employment Agreement dated November 4, 2018 between the Registrant and Judd Merrill	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 28, 2019.

10.19*	Aqua Metals 2019 Stock Incentive Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on March 4, 2019

21.1	List of subsidiaries of Registrant.	Filed electronically herewith.

23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

+ Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

Item 16.	Form 10-K Summary

Not provided

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date: February 24, 2022	By:	/s/ Stephen Cotton
Stephen Cotton,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Cotton	President, Chief Executive Officer and Director	February 24, 2022
Stephen Cotton	(Principal Executive Officer)

/s/ Judd Merrill	Chief Financial Officer	February 24, 2022
Judd Merrill	(Principal Financial and Accounting Officer

/s/ S. Shariq Yosufzai	Director, Chairman of the Board	February 24, 2022
S. Shariq Yosufzai

/s/Vincent L. DiVito	Director	February 24, 2022
Vincent L. DiVito

/s/ Edward Smith	Director	February 24, 2022
Edward Smith

/s/ Peifang Zhang	Director	February 24, 2022
Peifang Zhang