Form 10-Q
period 2022-03-31
Aqua Metals, Inc.
filed 2022-04-28
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 22, 2022, there were 74,973,345 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$9,040	$8,137
Accounts receivable	435	269
Lease receivable, current portion	1,019	920
Inventory	45	123
Assets held for sale	1,100	2,633
Prepaid expenses and other current assets	427	356
Total current assets	12,066	12,438

Non-current assets
Property and equipment, net	2,780	2,367
Intellectual property, net	595	640
Investment in LINICO	2,000	1,500
Lease receivable, non-current portion	15,244	15,528
Other assets	887	796
Total non-current assets	21,506	20,831

Total assets	$33,572	$33,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,025	$685
Accrued expenses	2,889	3,005
Lease liability, current portion	282	388
Total current liabilities	4,196	4,078

Building purchase deposit	1,250	1,328
Lease liability, non-current portion	508	330
Total liabilities	5,954	5,736

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 74,934,199 and 70,416,552 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	75	70
Additional paid-in capital	215,799	211,309
Accumulated deficit	(188,256)	(183,846)
Total stockholders’ equity	27,618	27,533

Total liabilities and stockholders’ equity	$33,572	$33,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating cost and expense
Cost of product sales	$994	$1,610
Research and development cost	551	289
General and administrative expense	2,765	2,299
Total operating expense	4,310	4,198

Loss from operations	(4,310)	(4,198)

Other income and (expense)
Insurance proceeds net of related expenses	—	(12)
PPP loan forgiveness	—	131
Loss on disposal of property and equipment	(150)	—
Interest expense	—	(5)
Interest and other income	52	—

Total other income (expense), net	(98)	114

Loss before income tax expense	(4,408)	(4,084)

Income tax expense	(2)	(2)

Net loss	$(4,410)	$(4,086)

Weighted average shares outstanding, basic and diluted	71,927,523	66,877,948

Basic and diluted net loss per share	$(0.06)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, December 31, 2021	70,416,552	$70	$211,309	$(183,846)	$27,533

Stock-based compensation	—	—	604	—	604
Common stock issued to employees and directors, includes RSUs vesting	1,119,648	1	—	—	1
Common stock issued for ATM share sales, net of $121 transaction costs	3,397,999	4	3,886	—	3,890
Net loss	—	—	—	(4,410)	(4,410)

Balances, March 31, 2022	74,934,199	$75	$215,799	$(188,256)	$27,618

Balances, December 31, 2020	64,461,065	$64	$196,728	$(165,653)	$31,139

Stock-based compensation	—	—	678	—	678
RSUs issued for consulting services	—	—	34	—	34
Common stock issued to employees and directors, includes RSUs vesting	584,249	1	—	—	1
Common stock issued upon exercise of employee stock options	345,818	—	724	—	724
Common stock issued upon warrant exercise	65,590	—	—	—	—
Common stock issued for ATM share sales, net of $244 transaction costs	1,923,614	2	7,483	—	7,485
Common stock issued related to LINICO investment	375,000	1	1,267	—	1,268
Net loss	—	—	—	(4,086)	(4,086)

Balances, March 31, 2021	67,755,336	$68	$206,914	$(169,739)	$37,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,410)	$(4,086)
Reconciliation of net loss to net cash used in operating activities
Depreciation	365	454
Amortization of intellectual property	45	45
Fair value of RSUs issued for consulting services	—	34
Stock-based compensation	605	679
Loss on disposal of property and equipment	150	—
Forgiveness of PPP Loan	—	(131)
Changes in operating assets and liabilities
Accounts receivable	72	32
Inventory	78	—
Prepaid expenses and other current assets	(71)	61
Accounts payable	87	447
Accrued expenses	(221)	457
Other assets and liabilities	(289)	(148)
Net cash used in operating activities	(3,589)	(2,156)

Cash flows from investing activities:
Purchases of property and equipment	(258)	(469)
Proceeds from sale of equipment	1,145	—
Equipment deposits and other assets	30	(158)
Investment in LINICO	(500)	(232)
Net cash (used in) provided by investing activities	417	(859)

Cash flows from financing activities:
Lease of building	185	—
Stock option exercise	—	724
Proceeds from ATM, net	3,890	7,485
Net cash provided by financing activities	4,075	8,209

Net increase in cash and cash equivalents	903	5,194
Cash and cash equivalents at beginning of period	8,137	6,533
Cash and cash equivalents at end of period	$9,040	$11,727

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$2
Cash paid for interest	$3	$—

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$(253)	$303
Change in investing activity resulting from issuance of equity	$—	$(1,268)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Aqua Metals (NASDAQ: AQMS) is engaged in the business of equipment supply, technology licensing and related services to recyclers across the globe. Our recycling process is a patented hydrometallurgical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a room temperature, water and organic acid-based process that greatly reduces environmental emissions. The modular Aqualyzers cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy. Our process was originally designed for lead recycling. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We are also applying our commercialized clean, water-based recycling technology principles to develop the cleanest and most cost-efficient recycling solution for lithium-ion batteries. We believe our process has the potential to produce higher quality products at a lower operating cost without the damaging effects of furnaces and greenhouse emissions. Aqua Metals estimates its total addressable market for lithium-ion battery recycling will be approximately $9 billion by 2025.

We completed the development of our first LAB recycling facility at located in the Tahoe Reno Industrial Center in McCarran, Nevada (“TRIC”) and commenced production of battery breaking and limited operations during the first quarter of 2017. From April 2017 through April 2018, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics and limited production of lead bullion, including AquaRefined lead. During 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery twenty-four hours a day and seven days a week for sustained periods of time. The AquaRefining Aqualyzers in operation ran sustained endurance runs for over one month several times.

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

In February 2021, we announced a strategic investment in LINICO Corporation of up to $2 million to be paid in Aqua Metals shares and cash for an approximate 12% ownership in LINICO as part of our strategy to strengthen growth by potentially applying AquaRefining intellectual property to lithium-ion battery recycling while meeting our lead recycling commercial guidance. In November 2021, Aqua Metals and LINICO signed a collaboration agreement which sets the parameters for future research and development cooperation, as both companies expand into lithium-ion battery recycling and advance our technologies designed to recycle lithium-ion batteries cost-effectively and sustainably. Aqua Metals and LINICO plan to source the necessary lithium-ion feedstock from battery manufacturing scrap and end-of-life cells from various sources, including electric vehicle battery suppliers interested in participating in the eco-network the two companies announced in 2021. LINICO intends to process the feedstock into high-quality black mass utilizing its proprietary process. The resulting black mass will be used as input feedstock for Aqua Metals’ AquaRefining pilot cells intended to create high purity metals such as nickel, cobalt, and copper as well as other compounds.

In August 2021, we announced that we had established an Innovation Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. During the first quarter of 2022, we announced our ability to recover copper and lithium hydroxide from lithium-ion battery black mass at the Company's Innovation Center. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electro-chemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, or the SEC, on February 24, 2022. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2022 and March 31, 2021 and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and March 31, 2021, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2021, which are included on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending  December 31, 2022.

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

	March 31,
Excluded potentially dilutive securities (1):	2022	2021

Options to purchase common stock	1,026,712	1,040,522
Unvested restricted stock units	4,111,573	4,771,537
Financing warrants to purchase common stock	6,372	6,372
Total potential dilutive securities	5,144,657	5,818,431

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of credit risk

The Company did not generate revenue during the three months ended March 31, 2022 or the three months ended March 31, 2021. The accounts receivable balance on the Company's condensed consolidated balance sheets as of  March 31, 2022 and  December 31, 2021 consisted of amounts due from the return or sale of inventory and proceeds from assets held for sale.

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2022 that are of significance or potential significance to the Company.

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

The Company was not in commercial production during the three months ended March 31, 2022 or during the three months ended March 31, 2021. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

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

With respect to the portion of the facility that was damaged in the November 2019 fire, consisting of approximately 30,000 square feet, the Company was obligated to complete the clean-up of the damaged area, at the Company's expense and repair all damage to the damaged area, at the Company's expense. Both the clean-up and the repair of the building has been completed. With regard to the equipment on-site at TRIC, the Company has granted LINICO the right of first offer to purchase any equipment the Company offers for sale. The lease agreement contains customary representations, warranties and indemnities on the part of both parties.

The Company accounted for the Industrial Lease and Option to Purchase Agreement as a sales-type lease. As a component of the accounting for the agreement, the Company recognized the estimated fair market value of the land and plant of $17.0 million as a lease receivable, which is reflected on the Company's condensed consolidated balance sheets. The implied interest rate of 0.5% was utilized for the amortization of the scheduled building lease/purchase payments outlined in the agreement. The Company applies the monthly payments received as a reduction to lease receivable and interest income. The interest income recognized from the agreement is included in "Interest and other income" on the Company's condensed consolidated statements of operations. For the three months ended March 31, 2022, the Company recognized a reduction in the lease receivable balance of approximately $185,000 and recorded $19,000 of interest income related to this agreement.

5. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Finished goods	$28	$28
Work in process	6	9
Raw materials	11	86
Total inventory	$45	$123

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Management believes these assets are no longer necessary for the Company's future operating plans. As of March 31, 2022, Aqua Metals had assets with a book value of $1.1 million classified as assets held for sale.

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	March 31, 2022	December 31, 2021

Operational equipment	3 - 10	$1,530	$1,539
Lab equipment	5	730	530
Computer equipment	3	8	8
Office furniture and equipment	3	91	91
Equipment under construction		1,657	1,328
		4,016	3,496
Less: accumulated depreciation		(1,236)	(1,129)

Total property and equipment, net		$2,780	$2,367

Property and equipment depreciation expense was $0.1 million and $0.3 million for the three months ended March 31, 2022 and for the three months ended March 31, 2021, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Investments

On February 15, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with LINICO Corporation, a Nevada Corporation, or ("LINICO"), that provided for the Company's issuance of 375,000 shares (“Aqua Shares”) of the Company's common stock in consideration of LINICO’s issuance of 1,500 shares of its Series A Preferred Stock, at a stated aggregate value of $1,500,000, along with a three-year warrant (“Series A Warrant”) to purchase an additional 500 shares of LINICO Series A Preferred Stock at an exercise price of $1,000 per share. During the three months ended March 31, 2022, the Company exercised the warrant for all 500 LINICO Series A Preferred shares. Following the exercise, the Company held a total of 2,000 shares of the Series A Preferred Stock representing approximately 12% of LINICO common stock on a fully diluted basis.

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

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Property and equipment related	$1,881	$2,242
Class action settlement	500	500
Payroll related	458	180
Professional	21	56
Other	29	27
	$2,889	$3,005

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Leases

As of March 31, 2022, the Company maintained two finance leases for equipment and two operating leases for real estate. The operating leases have current terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets. The Company recognized sublease income of approximately $85,000 and $132,000 for the three months ended March 31, 2022 and  March 31, 2021, respectively.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of  March 31, 2022, total right-of-use assets were approximately $0.63 million and operating lease liabilities were approximately $0.65 million. As of March 31, 2021, the Company's total right-of-use assets were approximately $0.59 million and operating lease liabilities were approximately $0.69 million.

The Company currently maintains two finance leases for equipment. In November 2021, the Company entered into a finance lease for a modular laboratory which expires in October of 2024. The second finance lease is for warehouse equipment that expires in September of 2023.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for operating lease liabilities	$150	$163
Operating lease cost	$141	$144

Cash paid for finance lease liabilities	$15	$2
Interest expense	$3	$—

March 31, 2022
Weighted-average remaining lease term (Years) - operating leases	2.6
Weighted-average discount rate - operating leases	6.15%

Weighted-average remaining lease term (Years) - finance leases	2.0
Weighted-average discount rate - finance leases	7.52%

Future maturities of lease liabilities as of March 31, 2022 are as follows (in thousands):

Due in 12-month period ended March 31,
	Operating Leases	Finance Leases
2022	$261	$59
2023	$279	$68
2024	$158	$32
Less imputed interest	$(53)	$(14)
Total lease liabilities	$645	$145

Current lease liabilities	$230	$52
Non-current lease liabilities	$415	$93
	$645	$145

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Notes Payable

As of March 31, 2022 the Company does not have a notes payable balance. During the year ended  December 31, 2021 both of the Company's two PPP loans totaling $332,000 were forgiven.

12. Stockholders’ Equity

Shares issued

During the three months ended March 31, 2022, the Company issued 1,099,177 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees.

During the three months ended March 31, 2022, the Company issued 20,471 shares of common stock upon vesting of RSUs granted to Board members.

During the three months ended March 31, 2022, the Company issued 3,397,999 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $3.9 million.

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2022	2021
Cost of product sales	$25	$31
Research and development cost	18	42
General and administrative expense	562	606
Total	$605	$679

There were no options issued during the three months ended March 31, 2022 or the three months ended March 31, 2021.

Restricted stock units

In January 2022, the Company granted 44,780 RSUs, all of which were subject to vesting, with a grant fair value of $50,000 to employees. The shares vest in three equal installments over a three-year period. No shares vested during the three months ended March 31, 2022.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Commitments and Contingencies

Legal proceedings

See Item 1. Legal Proceedings

14. Subsequent Events

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022, or our Annual Report.

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

General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of equipment supply, technology licensing and related services to recyclers across the globe. Our recycling process is a patented hydrometallurgical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a room temperature, water and organic acid-based process that greatly reduces environmental emissions. The modular Aqualyzers cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy. Our process was originally designed for lead recycling. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We are also applying our commercialized clean, water-based recycling technology principles with the goal of developing the cleanest and most cost-efficient recycling solution for lithium-ion batteries. We believe our process has the potential to produce higher quality products at a lower operating cost without the damaging effects of furnaces and greenhouse emissions. Aqua Metals estimates its total addressable market for lithium-ion battery recycling will be approximately $9 billion by 2025.

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

In February 2021, we announced a strategic investment in LINICO Corporation of up to $2 million to be paid in Aqua Metals shares and cash for an approximate 12% ownership in LINICO as part of our strategy to strengthen growth by potentially applying AquaRefining intellectual property to lithium-ion battery recycling while meeting our lead recycling commercial guidance. In November 2021, Aqua Metals and LINICO signed a collaboration agreement which sets the parameters for future research and development cooperation, as both companies expand into lithium-ion battery recycling and advance our technologies designed to recycle lithium-ion batteries cost-effectively and sustainably. Aqua Metals and LINICO plan to source the necessary lithium-ion feedstock from battery manufacturing scrap and end-of-life cells from various sources, including electric vehicle battery suppliers interested in participating in the eco-network the two companies announced in 2021. LINICO intends to process the feedstock into high-quality black mass utilizing its proprietary process. The resulting black mass will be used as input feedstock for Aqua Metals’ AquaRefining pilot cells intended to create high purity metals such as nickel, cobalt, and copper as well as other compounds. The Company held a warrant (“Series A Warrant”) to purchase an additional 500 shares of LINICO Series A Preferred Stock at an exercise price of $1,000 per share. During the three months ended March 31, 2022, the Company exercised the warrant for all 500 LINICO Series A Preferred shares.

In August 2021, we announced that we had established an Innovation Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. During the first quarter of 2022, we announced our ability to recover copper and lithium hydroxide from lithium-ion battery black mass at the Company's Innovation Center. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electro-chemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage.

Plan of Operations

Our business strategy is based on the pursuit of licensing opportunities within the battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. Our lead recycling business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. On July 29, 2021, the Company signed a Definitive Agreement with ACME Metal Enterprise Co., Ltd. (ACME) to deploy AquaRefining equipment at its facility in Keelung, Taiwan.

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from Lithium-ion batteries with the lowest waste streams and lower costs than existing alternatives. We have already demonstrated our ability to recover key valuable minerals in Li-ion batteries, such as lithium hydroxide and copper, and expect to demonstrate recovery of nickel, cobalt and other compounds in 2022. We plan to build our first full system for the recovery of these minerals in pilot plant later this year.  Our goal is to process results with nickel, cobalt, and copper in pure metal form, that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry.

Our focus is providing equipment and licensing our technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace.  We are also exploring joint ventures and potentially operating a recycling facility again in the future, particularly as our Li AquaRefining matures through 2022 and into 2023.  This flexibility in our business model allows us to preserve cash in the shorter term and maximize profit potential in the longer term. We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants to accelerate our credibility and progress.

Results of Operations

We have not engaged in commercial operations since the 2019 fire at our TRIC facility other than the sale of inventory, and since that time our operations have been devoted to improvements to our AquaRefining processes and developing our Li AquaRefining battery recycling technology.  We did not incur revenue during the three months ended March 31, 2022 and 2021 The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2022 and 2021 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2022	2021	(Unfavorable)	Change

Cost of product sales	$994	$1,610	$616	(38.3)%
Research and development cost	551	289	(262)	90.7%
General and administrative expense	2,765	2,299	(466)	20.3%
Total operating expense	$4,310	$4,198	$(112)	2.7%

As mentioned previously, historical product sales prior to the reported periods have consisted of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Other than sales from inventory, we do not expect to generate revenue from operations until such time as we enter into a commercial license for our AquaRefining technology and equipment.

Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, inventory adjustments, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales decreased approximately 38% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease in cost of product sales was primarily due to the decrease in plant clean-up costs, in preparation for the lease of the facility that occurred in 2021. Such expenditures were reduced during the three months ended March 31, 2022.

Research and development cost included expenditures related to the improvement of the AquaRefining technology related to our lead recycling process and initial development of our lithium-ion battery recycling process. During the three months ended March 31, 2022, research and development cost increased $262,000, or 91%, over the three months ended March 31, 2021. This increase was driven by efforts to advance our proprietary AquaRefining technology.

General and administrative expense increased approximately 20% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Increases in general and administrative expenses include changes in payroll and payroll related expenses, in addition to increases in professional fees.

The following table summarizes our other income and interest expense for the three months ended March 31, 2022 and 2021 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2022	2021	(Unfavorable)	Change
Other income and (expense)

Insurance proceeds net of related expenses	$—	$(12)	$12	(100.0)%
PPP loan forgiveness	—	131	(131)	(100.0)%
Loss on disposal of property and equipment	(150)	—	(150)	n/a
Interest expense	—	(5)	5	(100.0)%
Interest and other income	52	—	52	n/a
Total other income (expense), net	$(98)	$114	$(212)	(186.0)%

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

We recognized a loss on the sale of assets held for sale of approximately $150,000 during the three months ended March 31, 2022.

The decrease in interest expense for the three months ended March 31, 2022 is due to being debt free.

We recognized approximately $52,000 in interest and other income, primarily made up of interest portion of the lease receivable, during the three months ended March 31, 2022.

The primary driver of the decrease in other income for the three months ended March 31, 2022 was due to the loss on disposial from the sale of assets held for sale.

Liquidity and Capital Resources

As of March 31, 2022, we had total assets of $33.6 million and working capital of $7.9 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(3,589)	$(2,156)
Net cash (used in) provided by investing activities	$417	$(859)
Net cash provided by financing activities	$4,075	$8,209

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $3.6 million and $2.2 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization and stock-based compensation charges, loss on the disposal of property and equipment, as well as net changes in working capital.

Net cash used in and provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $0.4 million and consisted mainly of $0.3 million utilized towards the purchase of property and equipment, $1.1 million proceeds from the sale of equipment and $0.5 million utilized towards the warrant exercise. Net cash used in investing activities for the three months ended March 31, 2021 was $0.9 million and consisted primarily of $0.2 million utilized toward the investment in LINICO and $0.5 million for purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $4.1 million for the three months ended March 31, 2022 consisted of $3.9 million in net proceeds from the sale of Aqua Metals shares pursuant to the ATM and $0.2 million of proceeds from lease of building. Net cash provided by financing activities for the three months ended March 31, 2021 was approximately $8.2 million, consisting of $7.5 million in net proceeds from the sale of Aqua Metals shares pursuant to the ATM and $0.7 million of proceeds from stock option exercises.

As of March 31, 2022, we had total cash of $9.0 million and working capital of $7.9 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months. We intend to acquire the necessary capital though the possible sale of certain equipment and assets at TRIC and the collection of funds from the lease and potential sale of our plant. However, there can be no assurance that such funds will be available. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Critical Accounting Estimates

No materical changes from what was reported in the 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on December 15, 2017, three purported class action lawsuits were filed in the United Stated District Court for the Northern District California against us and certain of our former executive officers. On March 23, 2018, the cases were consolidated under the caption In Re: Aqua Metals, Inc. Securities Litigation Case No 3:17-cv-07142. The complaint, as amended, alleged the defendants made false and misleading statements concerning our lead recycling operations and conducted deceptive site visits in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks to hold the individual defendants as control persons pursuant to Section 20(a) of the Exchange Act. The Amended Complaint also alleges a violation of Section 11 of the Securities Act of 1933 (“Securities Act”) based on alleged false and misleading statements concerning our lead recycling operations contained in, or incorporated by reference in, our Registration Statement on Form S-3 filed in connection with our November 2016 public offering. In July 2021, the parties entered into a stipulation for settlement of all claims based on the payment of a cash amount to the plaintiffs to be funded by Aqua Metals’ insurance carriers, plus $500,000 to be paid to the plaintiffs by Aqua Metals in cash or common shares, at Aqua Metals’ option. On March 2, 2022, the Court entered its approval of the stipulation for settlement.  We are in the process of issuing to the plaintiffs $500,000 of our common shares.

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

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through March 31, 2022, we generated a total of $11.5 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant-based revenue producing operations, entered into a lease-to-buy agreement with respect to TRIC and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling and, subject to our successful research and development, lithium-ion batteries. As of the date of this report, we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from our licensing model. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of  March 31, 2022, we had total cash of $9.0 million and working capital of  $7.9 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months. We intend to acquire the necessary capital though the possible sale of certain equipment and assets at TRIC, including the proposed sale of the plant. However, there can be no assurance that we will be able to acquire proceeds from these sources in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead and, subject to our successful research and development, lithium-ion batteries through a novel, and proven on a modest scale, technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead or lithium-ion batteries in commercial quantities other than by way of smelting. In addition, neither we nor anyone else has ever successfully built a production line that commercially recycles LABs without smelting. Further, there can be no assurance that either we or our licensees will be able to produce AquaRefined lead lithium-ion batteries in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin. The uniqueness of our AquaRefining process presents potential risks associated with the development of a business model that is untried and unproven.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10665907, 11028460, 10793957, 10689769, 10340561, 10316420, 11072864, and 11239507), Canada (2930945, 2968064, 3007101, and allowed 2986022), China (201480071929, 107849634, ZL201680041600.X, ZL201680041571.7, ZL 201580062811.7, 108603242, and 109183069), Europe (3072180, 3294916, 3221918, 3483305, and 3294929), Eurasia (32371, 35532, and 36722), South Africa (2016/04083, 2017/08454, 2017/08455, 2017/04123, and 2018/04384), South Korea (101739414, 101882932, 101926033, 102096976, 102274210, 102242697, and 102310653), Honduras (80-2019), India (318321, 369304, and 364173), Indonesia (IDP000061176, IDP000066550, IDP000074882, and IDP000077702), Japan (6173595, 6805240, 6775006, 6592088, 6861773, and 6944453), Malaysia (MY-181071-A, MY-185652-A, and MY-188863-A), Mexico (357027, 387016, and allowed 2017014537), OAPI (17808, 19078, and 18736), Ukraine (118037, 124142, 119580, 124145, and 124523), Vietnam (22588 and allowed 1-2017-05043), Australia (2014353227, 2017213449, 2016260407, 2016260408, 2015350562, and 2016362502), ARIPO (4995, 5559, and 5946), Peru (649-2016), Chile (62.308 and 61.519), and Brazil (11 2018 011217-8, 11 2016 011396-9, and 11 2017 024433-0).

We also have further patent applications pending in the United States and numerous corresponding patent applications pending in 22 additional jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. Lead price per tonne was approximately $2,359 at the end of March 2022. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since April 1, 2020, the reported high and low sales prices of our common stock have ranged from $0.35 to $8.06 through March 31, 2022. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

We maintain director and officer insurance that we regard as reasonably adequate to protect us from potential claims. We are responsible for meeting certain deductibles under the policies and, in any event, we cannot assure you that the insurance coverage will adequately protect us from claims made. Further, the costs of insurance may increase and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors.

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.
3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21. 2022.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	April 28, 2022	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 28, 2022	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)