Form 10-Q
period 2022-06-30
Aqua Metals, Inc.
filed 2022-07-21
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of July 15, 2022, there were 76,949,582 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$6,425	$8,137
Accounts receivable	234	269
Lease receivable, current portion	16,037	920
Inventory	28	123
Assets held for sale	1,100	2,633
Prepaid expenses and other current assets	310	356
Total current assets	24,134	12,438

Non-current assets
Property and equipment, net	3,308	2,367
Intellectual property, net	550	640
Investment in LINICO	2,000	1,500
Lease receivable, non-current portion	—	15,528
Other assets	893	796
Total non-current assets	6,751	20,831

Total assets	$30,885	$33,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$898	$685
Accrued expenses	2,331	3,005
Lease liability, current portion	288	388
Total current liabilities	3,517	4,078

Building purchase deposit	1,250	1,328
Lease liability, non-current portion	434	330
Total liabilities	5,201	5,736

Commitments and contingencies

Stockholders’ equity
Common stock; $0.001 par value; 200,000,000 shares authorized; 75,772,815 and 70,416,552 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	76	70
Additional paid-in capital	217,030	211,309
Accumulated deficit	(191,422)	(183,846)
Total stockholders’ equity	25,684	27,533

Total liabilities and stockholders’ equity	$30,885	$33,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Product sales	$4	$—	$4	$—

Operating cost and expense
Cost of product sales	1,048	2,138	2,043	3,749
Research and development cost	521	176	1,072	465
General and administrative expense	2,390	2,129	5,154	4,428
Total operating expense	3,959	4,443	8,269	8,642

Loss from operations	(3,955)	(4,443)	(8,265)	(8,642)

Other income and (expense)
Insurance proceeds net of related expenses	—	460	—	448
PPP loan forgiveness	—	201	—	332
Gain (loss) on disposal of property and equipment	739	(4,254)	590	(4,254)
Interest expense	(12)	(4)	(12)	(9)
Interest and other income	62	24	113	25

Total other income (expense), net	789	(3,573)	691	(3,458)

Loss before income tax expense	(3,166)	(8,016)	(7,574)	(12,100)

Income tax expense	—	—	(2)	(2)

Net loss	$(3,166)	$(8,016)	$(7,576)	$(12,102)

Weighted average shares outstanding, basic and diluted	75,215,009	68,152,296	73,584,761	67,518,650

Basic and diluted net loss per share	$(0.04)	$(0.12)	$(0.10)	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, March 31, 2022	74,934,199	$75	$215,799	$(188,256)	$27,618

Stock-based compensation	—	—	534	—	534
Common stock issued to employees and directors, includes RSUs vesting	19,481	—	—	—	—
Common stock issued for ATM share sales, net of $22 transaction costs	819,135	1	697	—	698
Net loss	—	—	—	(3,166)	(3,166)

Balances, June 30, 2022	75,772,815	$76	$217,030	$(191,422)	$25,684

Balances, December 31, 2021	70,416,552	$70	$211,309	$(183,846)	$27,533

Stock-based compensation	—	—	1,138	—	1,138
Common stock issued to employees and directors, includes RSUs vesting	1,139,129	1	—	—	1
Common stock issued for ATM share sales, net of $143 transaction costs	4,217,134	5	4,583	—	4,588
Net loss	—	—	—	(7,576)	(7,576)

Balances, June 30, 2022	75,772,815	$76	$217,030	$(191,422)	$25,684

Balances, March 31, 2021	67,755,336	$68	$206,914	$(169,739)	$37,243

Stock-based compensation	—	—	619	—	619
Common stock issued to employees and directors, includes RSUs vesting	300,162	—	—	—	—
Common stock issued upon exercise of employee stock options	2,083	—	3	—	3
Common stock issued for ATM share sales, net of $67 transaction costs	549,745	1	1,846	—	1,847
Net loss	—	—	—	(8,016)	(8,016)

Balances, June 30, 2021	68,607,326	$69	$209,382	$(177,755)	$31,696

Balances, December 31, 2020	64,461,065	$64	$196,728	$(165,653)	$31,139

Stock-based compensation	—	—	1,298	—	1,298
RSUs issued for consulting services	—	—	34	—	34
Common stock issued to employees and directors, includes RSUs vesting	884,411	1	—	—	1
Common stock issued upon exercise of employee stock options	347,901	—	727	—	727
Common stock issued upon warrant exercise	65,590	—	—	—	—
Common stock issued for ATM share sales, net of $311 transaction costs	2,473,359	3	9,328	—	9,331
Common stock issued related to LINICO investment	375,000	1	1,267	—	1,268
Net loss	—	—	—	(12,102)	(12,102)

Balances, June 30, 2021	68,607,326	$69	$209,382	$(177,755)	$31,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,576)	$(12,102)
Reconciliation of net loss to net cash used in operating activities
Depreciation	548	724
Amortization of intellectual property	90	90
Fair value of RSUs issued for consulting services	—	34
Stock-based compensation	1,139	1,299
Inventory NRV adjustment	—	146
Loss (gain) on disposal of property and equipment	(590)	4,254
PPP loan forgiveness	—	(332)
Changes in operating assets and liabilities
Accounts receivable	273	(258)
Inventory	95	283
Prepaid expenses and other current assets	45	320
Accounts payable	(5)	222
Accrued expenses	(11)	680
Other assets and liabilities	(357)	(300)
Net cash used in operating activities	(6,349)	(4,940)

Cash flows from investing activities:
Purchases of property and equipment	(973)	(1,217)
Proceeds from sale of equipment	1,145	275
Equipment deposits and other assets	(33)	43
Investment in LINICO	(500)	(232)
Net cash used in investing activities	(361)	(1,131)

Cash flows from financing activities:
Lease of building	410	184
Proceeds from exercise of stock options	—	727
Proceeds from ATM, net	4,588	9,331
Net cash provided by financing activities	4,998	10,242

Net increase (decrease) in cash and cash equivalents	(1,712)	4,171
Cash and cash equivalents at beginning of period	8,137	6,533
Cash and cash equivalents at end of period	$6,425	$10,704

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flows information
Cash paid for income taxes	$—	$2
Cash paid for interest	$5	$—

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$(218)	$538
Change in investing activity resulting from issuance of equity	$—	$(1,268)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Aqua Metals (NASDAQ: AQMS) is engaged in the business of equipment supply, technology licensing and related services to recyclers across the globe. Our recycling process is a patented hydrometallurgical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a room temperature, water and organic acid-based process that greatly reduces environmental footprint by reducing green house gases. The modular Aqualyzers cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy. Our process was originally designed for lead recycling. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We are also applying our commercialized clean, water-based recycling technology principles to develop the cleanest and most cost-efficient recycling solution for lithium-ion batteries. We believe our process has the potential to produce higher quality products at a lower operating cost without the damaging effects of furnaces and greenhouse emissions. Aqua Metals estimates its total addressable market for lithium-ion battery recycling will be approximately $9 billion by 2025.

We completed the development of our first LAB recycling facility located in the Tahoe Reno Industrial Center in McCarran, Nevada (“TRIC”) and commenced production of battery breaking and limited operations during the first quarter of 2017. From April 2017 through April 2018, we commenced the shipment of products for sale, consisting of lead compounds as well as plastics and limited production of lead bullion, including AquaRefined lead. During 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks and AquaRefined lead in the form of battery manufacturing ready ingots. In November 2018, we received official vendor certification from Clarios for our AquaRefined lead and commenced shipments directly to Clarios owned and partner battery manufacturing facilities. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots by operating the AquaRefinery twenty-four hours a day and seven days a week for sustained periods of time. The AquaRefining Aqualyzers in operation ran sustained endurance runs for over one month several times.

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

In August 2021, we announced that we had established an Innovation Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. During the first half of 2022, we announced our ability to recover copper, lithium hydroxide, nickel, and cobalt from lithium-ion battery black mass at the Company's Innovation Center. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electro-chemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2021, as filed with the Securities and Exchange Commission, or the SEC, on February 24, 2022. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2022.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and June 30, 2021, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2022 and June 30, 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and June 30, 2021, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2021, which are included on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending  December 31, 2022.

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

	June 30,
Excluded potentially dilutive securities (1):	2022	2021

Options to purchase common stock	1,009,230	1,038,439
Unvested restricted stock units	4,307,768	4,840,763
Financing warrants to purchase common stock	6,372	6,372
Total potential dilutive securities	5,323,370	5,885,574

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of credit risk

The Company did not generate revenue other than nominal revenue from the sale of inventory during the three and six months ended June 30, 2022 or the three and six months ended June 30, 2021. The accounts receivable balance on the Company's condensed consolidated balance sheets as of  June 30, 2022 and  December 31, 2021 consisted of amounts due from the return or sale of inventory and proceeds from assets held for sale.

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2022 that are of significance or potential significance to the Company.

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

The Company was not in commercial production during the three and six months ended June 30, 2022 or during the three and six months ended June 30, 2021. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

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

The Company accounted for the Industrial Lease and Option to Purchase Agreement as a sales-type lease. As a component of the accounting for the agreement, the Company recognized the estimated fair market value of the land and plant of $17.0 million as a lease receivable, which is reflected on the Company's condensed consolidated balance sheets. The implied interest rate of 0.5% was utilized for the amortization of the scheduled building lease/purchase payments outlined in the agreement. The Company applies the monthly payments received as a reduction to lease receivable and interest income. The interest income recognized from the agreement is included in "Interest and other income" on the Company's condensed consolidated statements of operations. For the six months ended June 30, 2022, the Company recognized a reduction in the lease receivable balance of approximately $410,000 and recorded $38,000 of interest income related to this agreement.

5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Finished goods	$28	$28
Work in process	—	9
Raw materials	—	86
Total inventory	$28	$123

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Management believes these assets are no longer necessary for the Company's future operating plans. As of June 30, 2022, Aqua Metals had assets with a book value of $1.1 million classified as assets held for sale.

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	June 30, 2022	December 31, 2021

Operational equipment	3 - 10	$1,469	$1,539
Lab equipment	5	730	530
Computer equipment	3	6	8
Office furniture and equipment	3	90	91
Leasehold improvements	2.5	80	—
Equipment under construction		2,232	1,328
		4,607	3,496
Less: accumulated depreciation		(1,299)	(1,129)

Total property and equipment, net		$3,308	$2,367

Property and equipment depreciation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2022 and $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Investments

On February 15, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with LINICO Corporation, a Nevada Corporation, or ("LINICO"), that provided for the Company's issuance of 375,000 shares (“Aqua Shares”) of the Company's common stock in consideration of LINICO’s issuance of 1,500 shares of its Series A Preferred Stock, at a stated aggregate value of $1.5 million, along with a three-year warrant (“Series A Warrant”) to purchase an additional 500 shares of LINICO Series A Preferred Stock at an exercise price of $1,000 per share. During the three months ended March 31, 2022, the Company exercised the warrant for all 500 LINICO Series A Preferred shares. Following the exercise, the Company held a total of 2,000 shares of the Series A Preferred Stock representing approximately 12% of LINICO common stock on a fully diluted basis.

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

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021

Property and equipment related	$715	$2,242
Class action settlement	500	500
Payroll related	828	180
Professional	103	56
Other	185	27
	$2,331	$3,005

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Leases

As of June 30, 2022, the Company maintained two finance leases for equipment and two operating leases for real estate. The operating leases have current terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets. The Company recognized sublease income of approximately $0 and $85,000 for the three and six months ended June 30, 2022, respectively. The sublease agreement ended during the first quarter of 2022. The Company recognized sublease income of approximately $127,000 and $255,000 for the three and six months ended June 30, 2021, respectively.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of  June 30, 2022, total right-of-use assets were approximately $0.58 million and operating lease liabilities were approximately $0.59 million. As of June 30, 2021, the Company's total right-of-use assets were approximately $0.46 million and operating lease liabilities were approximately $0.54 million.

The Company currently maintains two finance leases for equipment. In November 2021, the Company entered into a finance lease for a modular laboratory which expires in October of 2024. The second finance lease is for warehouse equipment that expires in September of 2023.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$150	$164	$214	$327
Operating lease cost	$141	$144	$207	$289

Cash paid for finance lease liabilities	$15	$2	$29	$3
Interest expense	$2	$—	$5	$—

June 30, 2022
Weighted-average remaining lease term (Years) - operating leases	2.4
Weighted-average discount rate - operating leases	6.15%

Weighted-average remaining lease term (Years) - finance leases	1.8
Weighted-average discount rate - finance leases	7.51%

Future maturities of lease liabilities as of June 30, 2022 are as follows (in thousands):

Due in 12-month period ended June 30,
	Operating Leases	Finance Leases
2022	$263	$61
2023	$280	$64
2024	$91	$18
Less imputed interest	$(44)	$(11)
Total lease liabilities	$590	$132

Current lease liabilities	$235	$53
Non-current lease liabilities	$355	$79
	$590	$132

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Notes Payable

As of June 30, 2022, the Company does not have a notes payable balance. During the year ended  December 31, 2021, both of the Company's two PPP loans totaling $332,000 were forgiven.

12. Stockholders’ Equity

Shares issued

During the six months ended June 30, 2022, the Company issued 1,105,011 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees.

During the six months ended June 30, 2022, the Company issued 34,118 shares of common stock upon vesting of RSUs granted to Board members.

During the six months ended June 30, 2022, the Company issued 4,217,134 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $4.6 million.

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product sales	$23	$16	$48	$47
Research and development cost	18	11	36	53
General and administrative expense	493	592	1,055	1,198
Total	$534	$619	$1,139	$1,298

There were no options issued during the three and six months ended June 30, 2022 or the three and six months ended June 30, 2021.

Restricted stock units

In January 2022, the Company granted 44,780 RSUs, all of which were subject to vesting, with a grant fair value of $50,000 to employees. The shares vest in three equal installments over a three-year period.

In February 2022, the Company granted 47,933 RSUs, all of which were subject to vesting, with a grant fair value of $50,000 to employees. The shares vest in three equal installments over a three-year period.

In April 2022, the Company granted 9,615 RSUs, all of which were subject to vesting, with a grant fair value of $10,000 to employees. The shares vest in three equal installments over a three-year period.

In May 2022, the Company granted 182,293 RSUs, all of which were subject to vesting, with a grant fair value of $175,000 to Board Members. The shares vest in four equal installments over a twelve-month period.

In June 2022, the Company granted 12,121 RSUs, all of which were subject to vesting, with a grant fair value of $10,000 to employees. The shares vest in three equal installments over a three-year period.

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

In February 2021, we announced a strategic investment in LINICO Corporation of up to $2 million to be paid in Aqua Metals shares and cash for an approximate 12% ownership in LINICO as part of our strategy to strengthen growth by potentially applying AquaRefining intellectual property to lithium-ion battery recycling while meeting our lead recycling commercial guidance. In November 2021, Aqua Metals and LINICO signed a collaboration agreement which sets the parameters for future research and development cooperation, as both companies expand into lithium-ion battery recycling and advance our technologies designed to recycle lithium-ion batteries cost-effectively and sustainably. Aqua Metals and LINICO plan to source the necessary lithium-ion feedstock from battery manufacturing scrap and end-of-life cells from various sources, including electric vehicle battery suppliers interested in participating in the eco-network the two companies announced in 2021. LINICO intends to process the feedstock into high-quality black mass utilizing its proprietary process. The resulting black mass will be used as input feedstock for Aqua Metals’ AquaRefining pilot cells intended to create high purity metals such as nickel, cobalt, and copper as well as other compounds. The Company held a warrant (“Series A Warrant”) to purchase an additional 500 shares of LINICO Series A Preferred Stock at an exercise price of $1,000 per share. During the six months ended June 30, 2022, the Company exercised the warrant for all 500 LINICO Series A Preferred shares.

In August 2021, we announced that we had established an Innovation Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. During the first half of 2022, we announced our ability to recover copper, lithium hydroxide, nickel, and cobalt from lithium-ion battery black mass at the Company's Innovation Center. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electro-chemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage.

Plan of Operations

Our business strategy is based on the pursuit of licensing opportunities within the lead acid battery recycling marketplace without maintaining and operating a capital-intensive lead recycling facility. Our lead recycling business strategy is designed to optimize shareholder value by focusing on equipment supply and licensing opportunities, which have always been a core part of our business plans. On July 29, 2021, the Company signed a Definitive Agreement with ACME Metal Enterprise Co., Ltd. (ACME) to deploy AquaRefining equipment at its facility in Keelung, Taiwan.

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from Lithium-ion batteries with the lowest waste streams and lower costs than existing alternatives. We have already demonstrated our ability to recover key valuable minerals in Li-ion batteries, such as lithium hydroxide, copper, nickel, cobalt, and other compounds in 2022. We plan to build our first full system for the recovery of these minerals in our pilot plant later this year.  Our goal is to process results with nickel, cobalt, and copper in pure metal form, that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry.

Our focus is providing equipment and licensing our lead acid battery recycling technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace.  We are also exploring joint ventures and potentially operating a recycling facility again in the future, particularly as our Li AquaRefining matures through 2022 and into 2023. This flexibility in our business model allows us to preserve cash in the shorter term and maximize profit potential in the longer term. We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants to accelerate our credibility and progress.

Results of Operations

We have not engaged in commercial operations since the 2019 fire at our TRIC facility other than the sale of inventory, and since that time our operations have been devoted to improvements to our AquaRefining processes and developing our Li AquaRefining battery recycling technology.  We currently have budgeted to spend $3 million on research and development for 2022, which includes the plan to build out the initial Li battery recycling pilot at the Innovation Center. We have spend $1.1 million of the research and development budget during the first half of 2022. We did not incur revenue during the three and six months ended June 30, 2022 and 2021 other than nominal revenue generated during the second quarter of 2022 from the sale of inventory. The following table summarizes our results of operations with respect to the items set forth below for the three and six months ended June 30, 2022 and 2021 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2022	2021	(Unfavorable)	Change	2022	2021	(Unfavorable)	Change

Product sales	$4	$—	$4	—	$4	$—	$4	—
Cost of product sales	$1,048	$2,138	$1,090	(51.0)%	2,043	3,749	1,706	(45.5)%
Research and development cost	521	176	(345)	196.0%	1072	465	(607)	130.5%
General and administrative expense	2,390	2,129	(261)	12.3%	5,154	4,428	(726)	16.4%
Total operating expense	$3,959	$4,443	$484	(10.9)%	$8,269	$8,642	$373	(4.3)%

As mentioned previously, historical product sales prior to the reported periods have consisted of high-purity lead from our AquaRefining process as well as lead bullion, lead compounds and plastics. Other than sales from inventory, we do not expect to generate revenue from operations until such time as we enter into a commercial license for our lead acid AquaRefining technology or revenue from Li battery recycling.

Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, inventory adjustments, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales decreased approximately 51% and 46% for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. The decrease in cost of product sales was primarily due to the decrease in plant clean-up costs, in preparation for the lease of the facility that occurred in 2021. Such expenditures were reduced during the six months ended June 30, 2022.

Research and development cost includes expenditures related to the improvement of the AquaRefining technology related to our lead recycling process and initial development of our lithium-ion battery recycling process. During the three months ended June 30, 2022, research and development cost increased $345,000, or 196%, over the comparable period in 2021. For the six months ended June 30, 2022, research and developments costs increased $607,000, or 131% compared to the six months ended June 30, 2021. These increases were driven by efforts to advance our proprietary AquaRefining technology and the Li battery recycling pilot at the Innovation Center.

General and administrative expense increased approximately 12% and 16% for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. Increases in general and administrative expenses include changes in payroll and payroll related expenses, in addition to increases in professional fees.

The following table summarizes our other income and interest expense for the three and six months ended June 30, 2022 and 2021 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2022	2021	(Unfavorable)	Change	2022	2021	(Unfavorable)	Change
Other income and (expense)

Insurance proceeds net of related expenses	$—	$460	$(460)	(100.0)%	$—	$448	$(448)	(100.0)%
PPP loan forgiveness	—	201	(201)	(100.0)%	—	332	(332)	(100.0)%
Gain (loss) on disposal of property and equipment	739	(4,254)	4,993	(117.4)%	590	(4,254)	4,844	(113.9)%
Interest expense	(12)	(4)	(8)	200.0%	(12)	(9)	(3)	33.3%
Interest and other income	62	24	38	158.3%	113	25	88	352.0%
Total other income (expense), net	$789	$(3,573)	$4,362	(122.1)%	$691	$(3,458)	$4,149	(120.0)%

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

We recognized a gain on property plant and equipment of approximately $739,000 and $590,000 during the three and six months ended June 30, 2022. The gain on property plant and equipment resulted from the write-off of plant commitment accrued expenses. Plant clean-up and repair of fire damaged areas began in 2021 and were completed by the end of  June 30, 2022.

The increase in interest expense for the three and six months ended June 30, 2022 is due to the interest paid on finance leases.

We recognized approximately $62,000 and $113,000 in interest and other income, during the three and six months ended June 30, 2022, an increase from $24,000 and $25,000, during the three and six months ended June 30, 2021. The increase in interest and other income is primarily due to the payments received for scrap material salvaged during the plant clean-up process.

The primary driver of the increase in other income for the three and six months ended June 30, 2022 was due to a current year gain on property and equipment resulting from the write-off of plant commitment accrued expenses and driven by a prior year write down of fixed assets.

Liquidity and Capital Resources

As of June 30, 2022, we had total assets of $30.9 million and working capital of $20.6 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(6,349)	$(4,940)
Net cash used in investing activities	$(361)	$(1,131)
Net cash provided by financing activities	$4,998	$10,242

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $6.3 million and $4.9 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization and stock-based compensation charges, loss on the disposal of property and equipment, as well as net changes in working capital.

Net cash used in and provided by investing activities

Net cash used in investing activities for the six months ended June 30, 2022 was $0.4 million and consisted mainly of $1.0 million utilized towards the purchase of property and equipment, $1.1 million proceeds from the sale of equipment and $0.5 million utilized towards the warrant exercise. Net cash used in investing activities for the six months ended June 30, 2021 was $1.1 million and consisted mainly of $1.2 million for the purchase of property and equipment and $0.2 million utilized toward the investment in LINICO.

Net cash provided by financing activities

Net cash provided by financing activities of $5.0 million for the six months ended June 30, 2022 consisted of $4.6 million in net proceeds from the sale of Aqua Metals shares pursuant to the ATM and $0.4 million of proceeds from lease of building. Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $10.2 million, consisting of $9.3 million in net proceeds from the sale of Aqua Metals shares pursuant to the ATM and $0.7 million of proceeds from stock option exercises.

As of June 30, 2022, we had total cash of $6.4 million and working capital of $20.6 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months. We intend to acquire the necessary capital though the possible sale of certain equipment and assets at TRIC and the collection of funds from the lease and potential sale of our plant. However, there can be no assurance that such funds will be available. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Critical Accounting Estimates

No material changes from what was reported in the 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through June 30, 2022, we generated a total of $11.5 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant-based revenue producing operations, entered into a lease-to-buy agreement with respect to TRIC and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling and, subject to our successful research and development, lithium-ion batteries. As of the date of this report, we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from our licensing model. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

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

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of June 30, 2022, we had total cash of $6.4 million and working capital of  $20.6 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months. We intend to acquire the necessary capital though the possible sale of certain equipment and assets at TRIC, including the proposed sale of the plant. However, there can be no assurance that we will be able to acquire proceeds from these sources in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10665907, 11028460, 10793957, 10689769, 10340561, 10316420, 11072864, and 11239507), Canada (2930945, 2968064, 3007101, and allowed 2986022), China (201480071929, 107849634, ZL201680041600.X, ZL201680041571.7, ZL 201580062811.7, 108603242, and 109183069), Europe (3072180, 3294916, 3221918, 3483305, and 3294929), Eurasia (32371, 35532, and 36722), South Africa (2016/04083, 2017/08454, 2017/08455, 2017/04123, and 2018/04384), South Korea (101739414, 101882932, 101926033, 102096976, 102274210, 102242697, and 102310653), Honduras (80-2019), India (318321, 369304, and 364173), Indonesia (IDP000061176, IDP000066550, IDP000074882, and IDP000077702), Japan (6173595, 6805240, 6775006, 6592088, 6861773, and 6944453), Malaysia (MY-181071-A, MY-185652-A, and MY-188863-A), Mexico (357027, 387016, and 392072), OAPI (17808, 19078, and 18736), Ukraine (118037, 124142, 119580, 124145, and 124523), Vietnam (22588 and allowed 1-2017-05043), Australia (2014353227, 2017213449, 2016260407, 2016260408, 2015350562, and 2016362502), ARIPO (4995, 5559, and 5946), Peru (649-2016), Chile (62.308 and 61.519), and Brazil (11 2018 011217-8, 11 2016 011396-9, and 11 2017 024433-0).

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. Lead price per tonne was approximately $2,067 at the end of June 2022. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since April 1, 2020, the reported high and low sales prices of our common stock have ranged from $0.35 to $8.06 through June 30, 2022. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.
3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21. 2022.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019
3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Filed electronically herewith
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	July 21, 2022	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 21, 2022	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)