Form 10-Q
period 2022-09-30
Aqua Metals, Inc.
filed 2022-11-03
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of October 28, 2022, there were 78,386,746 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$9,293	$8,137
Accounts receivable	94	269
Lease receivable, current portion	15,811	920
Inventory	28	123
Assets held for sale	1,100	2,633
Prepaid expenses and other current assets	375	356
Total current assets	26,701	12,438

Non-current assets
Property and equipment, net	4,629	2,367
Intellectual property, net	505	640
Investment in LINICO	2,000	1,500
Lease receivable, non-current portion	—	15,528
Other assets	1,126	796
Total non-current assets	8,260	20,831

Total assets	$34,961	$33,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$867	$685
Accrued expenses	2,863	3,005
Lease liability, current portion	302	388
Building purchase deposit, current portion	1,250	—
Notes payable	5,886	—
Total current liabilities	11,168	4,078

Non-current liabilities
Building purchase deposit, non-current portion	—	1,328
Lease liability, non-current portion	350	330
Total liabilities	11,518	5,736

Commitments and contingencies (see Note 13)

Stockholders’ equity
Common stock; $0.001 par value; 200,000,000 shares authorized; 78,065,455 and 70,416,552 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	78	70
Additional paid-in capital	218,672	211,309
Accumulated deficit	(195,307)	(183,846)
Total stockholders’ equity	23,443	27,533

Total liabilities and stockholders’ equity	$34,961	$33,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Product sales	$—	$—	$4	$—

Operating cost and expense
Cost of product sales	833	1,670	3,026	5,417
Research and development cost	490	273	1,561	738
General and administrative expense	2,611	2,681	7,615	7,109
Total operating expense	3,934	4,624	12,202	13,264

Loss from operations	(3,934)	(4,624)	(12,198)	(13,264)

Other income and (expense)
Insurance proceeds net of related expenses	—	4,344	—	4,792
PPP loan forgiveness	—	—	—	332
Gain (loss) on disposal of property and equipment	5	(1,411)	595	(5,665)
Interest expense	(9)	(5)	(22)	(15)
Interest and other income	53	310	166	334

Total other income (expense), net	49	3,238	739	(222)

Loss before income tax expense	(3,885)	(1,386)	(11,459)	(13,486)

Income tax expense	—	—	(2)	(2)

Net loss	$(3,885)	$(1,386)	$(11,461)	$(13,488)

Weighted average shares outstanding, basic and diluted	77,402,763	69,609,070	74,871,423	68,223,115

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.15)	$(0.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, June 30, 2022	75,772,815	$76	$217,030	$(191,422)	$25,684

Stock-based compensation	—	—	597	—	597
RSUs issued for consulting services	13,389	—	12	—	12
Common stock issued to employees and directors, includes RSUs vesting	1,089,471	1	—	—	1
Common stock issued for ATM share sales, net of $33 transaction costs	1,189,780	1	1,033	—	1,034
Net loss	—	—	—	(3,885)	(3,885)

Balances, September 30, 2022	78,065,455	$78	$218,672	$(195,307)	$23,443

Balances, December 31, 2021	70,416,552	$70	$211,309	$(183,846)	$27,533

Stock-based compensation	—	—	1,735	—	1,735
RSUs issued for consulting services	13,389	—	12	—	12
Common stock issued to employees and directors, includes RSUs vesting	2,228,600	2	—	—	2
Common stock issued for ATM share sales, net of $176 transaction costs	5,406,914	6	5,616	—	5,622
Net loss	—	—	—	(11,461)	(11,461)

Balances, September 30, 2022	78,065,455	$78	$218,672	$(195,307)	$23,443

Balances, June 30, 2021	68,607,326	$69	$209,382	$(177,755)	$31,696

Stock-based compensation	—	—	399	—	399
RSUs issued for consulting services	—	—	79	—	79
Common stock issued to employees and directors, includes RSUs vesting	1,216,338	1	—	—	1
Net loss	—	—	—	(1,386)	(1,386)

Balances, September 30, 2021	69,823,664	$70	$209,860	$(179,141)	$30,789

Balances, December 31, 2020	64,461,065	$64	$196,728	$(165,653)	$31,139

Stock-based compensation	—	—	1,696	—	1,696
RSUs issued for consulting services	—	—	114	—	114
Common stock issued to employees and directors, includes RSUs vesting	2,100,749	2	—	—	2
Common stock issued upon exercise of employee stock options	347,901	—	727	—	727
Common stock issued upon warrant exercise	65,590	—	—	—	—
Common stock issued for ATM share sales, net of $311 transaction costs	2,473,359	3	9,328	—	9,331
Common stock issued related to LINICO investment	375,000	1	1,267	—	1,268
Net loss	—	—	—	(13,488)	(13,488)

Balances, September 30, 2021	69,823,664	$70	$209,860	$(179,141)	$30,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,461)	$(13,488)
Reconciliation of net loss to net cash used in operating activities
Depreciation	736	926
Amortization of intellectual property	135	135
Fair value of RSUs issued for consulting services	12	114
Stock-based compensation	1,737	1,698
Inventory NRV adjustment	—	146
Loss (gain) on disposal of property and equipment	(595)	5,665
Forgiveness of PPP Loan	—	(332)
Changes in operating assets and liabilities
Accounts receivable	131	(218)
Inventory	95	612
Prepaid expenses and other current assets	(19)	392
Accounts payable	(35)	304
Accrued expenses	383	750
Other assets and liabilities	(427)	(457)
Net cash used in operating activities	(9,308)	(3,753)

Cash flows from investing activities:
Purchases of property and equipment	(2,290)	(1,672)
Proceeds from sale of equipment	1,432	275
Equipment deposits and other assets	(322)	123
Investment in LINICO	(500)	(232)
Net cash used in investing activities	(1,680)	(1,506)

Cash flows from financing activities:
Proceeds from notes payable	5,886	—
Proceeds from leasing of building	636	368
Proceeds from exercise of stock options	—	727
Proceeds from ATM, net	5,622	9,331
Net cash provided by financing activities	12,144	10,426

Net increase (decrease) in cash and cash equivalents	1,156	5,167
Cash and cash equivalents at beginning of period	8,137	6,533
Cash and cash equivalents at end of period	$9,293	$11,700

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$2
Cash paid for interest	$7	$—

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$(218)	$793
Change in property and equipment resulting from change in accrued expenses	$(136)	$—
Change in investing activity resulting from issuance of equity	$—	$(1,268)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Aqua Metals (NASDAQ: AQMS) is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for both lead and lithium-ion batteries, or "Li". We offer technology licensing and related services to recyclers across the globe for lead recycling and expect to provide recycling services for Li batteries. Our recycling process is a patented hydrometallurgical technology that is a novel, proprietary and patented process we developed and named "AquaRefining". AquaRefining is a room temperature, water and organic acid-based process that greatly reduces environmental emissions. The modular Aqualyzers cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy. Our process was originally designed for lead recycling. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We are also applying our commercialized clean, water-based recycling technology principles with the goal of developing the cleanest and most cost-efficient recycling solution for lithium-ion batteries. We believe our process has the potential to produce higher quality products at a lower operating cost without the damaging effects of furnaces and greenhouse emissions. Aqua Metals estimates its total addressable market for lithium-ion battery recycling will be approximately $9 billion by 2025 and grow to exceed lead battery recycling by the end of the decade. Unlike the mature lead recycling market, the deployed lithium-ion battery recycling infrastructure to serve market growth does not exist today.

We were formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling metals through our patent-pending process that we developed and named “AquaRefining”. Since 2015, Aqua Metals has developed breakthrough metal recycling technologies that utilize a clean, closed-loop process that can produce ultra-high purity metal. Our innovative approach, AquaRefining, delivers raw materials back into the manufacturing supply chain while reducing emissions and toxic byproducts and creating a safer work environment. The patented AquaRefining modular systems have already demonstrated how they can reduce environmental impact and scale lead-acid battery recycling capacity.

We completed the development of our first LAB recycling facility at the Tahoe Reno Industrial Center in McCarran, Nevada (“TRIC”) and commenced production of battery breaking. During 2020 and 2021, we successfully iterated our lead AquaRefining Aqualyzer through a 1.25 and a 1.5 version which now has triple the throughput of the 2019 iteration that produced over 35,000 industry standard ingots in commercial production.  During the second half of 2022, we are deploying and operating a Phase 1 deployment of lead AquaRefining with our partner ACME Metal in Taiwan.  This showcase installation will inform management of the interest in ACME to move forward with larger deployments by the first quarter of 2023 as well as other potential licensees and partners in the same timeframe.

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

In August 2021, we announced that we had established an Innovation Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. During the first half of 2022, we announced our ability to recover copper, lithium hydroxide, nickel, and cobalt from lithium-ion battery black mass at the Company's Innovation Center. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electro-chemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage. In July 2022, we signed a letter of intent with Dragonfly Energy Corporation, a leader in lithium-ion deep cycle batteries, pursuant to which Dragonfly would purchase commercial quantities of lithium hydroxide for ongoing development of solid-state lithium-ion battery technologies and future manufacturing activities. The Company is on schedule to have the Innovation Center’s lithium-ion recycling pilot plant to be fully operational in the fourth quarter of 2022.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2021, as filed with the Securities and Exchange Commission, or the SEC, on February 24, 2022. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2022.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and September 30, 2021, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2022 and September 30, 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and September 30, 2021, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2021, which are included on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending  December 31, 2022.

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

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units (RSUs) and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying outstanding convertible notes, stock options, RSUs and warrants to purchase common stock were anti-dilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive weighted average securities computation for the three and nine months ended September 30, as indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Excluded potentially dilutive weighted average securities (1):	2022	2021	2022	2021

Options to purchase common stock	1,009,230	1,038,439	1,018,900	1,115,380
Unvested restricted stock units	3,221,803	3,772,069	3,921,702	4,543,145
Financing warrants to purchase common stock	6,372	6,372	6,372	6,372
Total potential dilutive weighted average securities	4,237,405	4,816,880	4,946,974	5,664,897

(1)	Securities are presented on a weighted average outstanding calculation as required if the securities were dilutive
.

Segment and geographic information

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and in assessing performance. The CODM views its operations and manages its business in one operating segment, and the Company operates in only one geographic segment.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of credit risk

The Company did not generate revenue other than nominal revenue from the sale of inventory during the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021. The accounts receivable balance on the Company's condensed consolidated balance sheets as of  September 30, 2022 and  December 31, 2021 consisted of amounts due from the return or sale of inventory and proceeds from assets held for sale.

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2022 that are of significance or potential significance to the Company.

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

The Company was not in commercial production during the three and nine months ended September 30, 2022 or during the three and nine months ended September 30, 2021. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Lease Receivable

The Company has entered into an Industrial Lease Agreement with LINICO Corporation, a Nevada corporation, or ("LINICO"), dated February 15, 2021 pursuant to which the Company has leased to LINICO its 136,750 square foot recycling facility at TRIC. The lease commenced  April 1, 2021 and expires on March 31, 2023. During the lease term, LINICO has the option to purchase the land and facilities at a purchase price of $14.25 million if the option is exercised and the sale is completed by October 1, 2022 and $15.25 million if the option is exercised and the sale is completed after October 1, 2022 and prior to March 31, 2023. The purchase option is subject to LINICO’s payment of a nonrefundable deposit of $1.25 million, which was paid on October 15, 2021, and a second nonrefundable deposit of $2.0 million by November 1, 2022, both of which will be applied towards the purchase price. LINICO did not exercise the option to purchase the land and facilities at a purchase price of $14.25 million on October 1, 2022. The lease agreement is a triple-net lease pursuant to which LINICO is responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease.

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

The Company accounted for the Industrial Lease and Option to Purchase Agreement as a sales-type lease. As a component of the accounting for the agreement, the Company recognized the estimated fair market value of the land and plant of $17.0 million as a lease receivable, which is reflected on the Company's condensed consolidated balance sheets. The implied interest rate of 0.5% was utilized for the amortization of the scheduled building lease/purchase payments outlined in the agreement. The Company applies the monthly payments received as a reduction to lease receivable and interest income. The interest income recognized from the agreement is included in "Interest and other income" on the Company's condensed consolidated statements of operations. For the nine months ended September 30, 2022, the Company recognized a reduction in the lease receivable balance of approximately $636,000 and recorded $57,000 of interest income related to this agreement.

5. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Finished goods	$28	$28
Work in process	—	9
Raw materials	—	86
Total inventory	$28	$123

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Management believes these lead recycling assets are no longer necessary for the Company's future operating plans. As of September 30, 2022, Aqua Metals had assets with a book value of $1.1 million classified as assets held for sale.

7. Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	September 30, 2022	December 31, 2021

Operational equipment	3 - 10	$1,446	$1,539
Lab equipment	5	730	530
Computer equipment	3	6	8
Office furniture and equipment	3	90	91
Building	39	80	—
Equipment under construction		3,683	1,328
		6,035	3,496
Less: accumulated depreciation		(1,406)	(1,129)

Total property and equipment, net		$4,629	$2,367

Property and equipment depreciation expense was $0.2 million and $0.4 million for the three and nine months ended September 30, 2022 and $58.6 thousand and $0.5 million for the three and nine months ended September 30, 2021, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company.

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

Comstock Inc., a Nevada corporation (NYSE-MKT: LODE), is the beneficial owner of approximately 88% of the common shares of LINICO. The Company's Chief Financial Officer, Judd Merrill, is a member of the board of directors of Comstock Inc.

9. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Property and equipment related	$789	$2,242
Class action settlement	500	500
Payroll related	1,116	180
Professional	109	56
Other	349	27
	$2,863	$3,005

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Leases

As of September 30, 2022, the Company maintained two finance leases for equipment and two operating leases for real estate. The operating leases have current terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets. The Company recognized sublease income of approximately $0 and $85,000 for the three and nine months ended September 30, 2022, respectively. The sublease agreement ended during the first quarter of 2022. The Company recognized sublease income of approximately $127,000 and $382,000 for the three and nine months ended September 30, 2021, respectively.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of  September 30, 2022, total right-of-use assets were approximately $0.52 million and operating lease liabilities were approximately $0.53 million. As of September 30, 2021, the Company's total right-of-use assets were approximately $0.68 million and operating lease liabilities were approximately $0.75 million.

The Company currently maintains two finance leases for equipment. In November 2021, the Company entered into a finance lease for a modular laboratory which expires in October of 2024. The second finance lease is for warehouse equipment that expires in September of 2023.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$65	$167	$279	$494
Operating lease cost	$65	$155	$272	$444

Cash paid for finance lease liabilities	$15	$2	$46	$5
Interest expense	$2	$—	$7	$1

September 30, 2022
Weighted-average remaining lease term (Years) - operating leases	2.1
Weighted-average discount rate - operating leases	6.16%

Weighted-average remaining lease term (Years) - finance leases	1.5
Weighted-average discount rate - finance leases	7.51%

Future maturities of lease liabilities as of September 30, 2022 are as follows (in thousands):

Due in 12-month period ended September 30,
	Operating Leases	Finance Leases
2022	$264	$70
2023	$270	$54
2024	$34	$4
Less imputed interest	$(35)	$(9)
Total lease liabilities	$533	$119

Current lease liabilities	$239	$63
Non-current lease liabilities	$294	$56
	$533	$119

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Notes Payable

On September 30, 2022, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company as to an undivided 90.8334% interest, Darren McBride, Trustee of the Arduino 1 Trust, U/A dated April 25, 2022, as to an undivided 8.3333% interest and Jason Yelowitz, Trustee of the Jason Yelowitz 2006 Trust, Dated March 31, 2006 as to an undivided .8333% interest (collectively, the “Lenders”), pursuant to which the Lenders provided us with a loan in the amount of $6 million. The loan accrues interest at a fixed annual rate of 8.50%. Interest-only payments are due monthly for the first twenty-four months and the principal and all unpaid accrued interest is due on September 29, 2024. We have the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $255,000 (6-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. The loan is collateralized by a first priority lien interest on our land and recycling facility at TRIC that is expected to sell before March 31, 2023 to LINICO as disclosed in Note 4 of the financial statements. Upon the completion of the sale, the commitments and obligations per our loan agreement with the Lenders will terminate, and all amounts then outstanding will become payable. The costs associated with obtaining the loan were recorded as a reduction to the carrying amount of the note and are being amortized over the life of the loan.

Notes payable is comprised of the following (in thousands):

	September 30, 2022	December 31, 2021

Notes payable, current portion
The Lenders, net of issuance costs	$5,886	$—
Total notes payable, current portion	$5,886	$—

12. Stockholders’ Equity

Shares issued

During the nine months ended September 30, 2022, the Company issued 2,148,909 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees.

During the nine months ended September 30, 2022, the Company issued 79,691 shares of common stock upon vesting of RSUs granted to Board members.

During the nine months ended September 30, 2022, the Company issued 5,406,914 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $5.6 million.

During the nine months ended September 30, 2022, the Company issued 13,389 shares of common stock to a former Board member to fulfill obligations related to consulting services.

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product sales	$27	$14	$75	$61
Research and development cost	—	11	36	64
General and administrative expense	571	375	1,626	1,573
Total	$598	$400	$1,737	$1,698

There were no options issued during the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021.

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

In July 2022, the Company granted 143,708 RSUs, all of which were subject to vesting, with a grant fair value of $120,000 to employees. The shares vest in three equal installments over a three-year period.

In August 2022, the Company granted 10,537 RSUs, all of which were subject to vesting, with a grant fair value of $10,000 to employees. The shares vest in three equal installments over a three-year period.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Commitments and Contingencies

Legal proceedings

See Item 1. Legal Proceedings

14. Subsequent Events

On October 25, 2022, the Company received the second nonrefundable deposit of $2.0 million from LINICO. The sale of the land and facilities at a sale price of $15.25 million is expected to close prior to March 31, 2023. Both nonrefundable deposits in the total of $3.25 million will be applied towards the sale price.

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure.

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

General

Aqua Metals (NASDAQ: AQMS) is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for both lead and lithium-ion batteries or "Li". We offer technology licensing and related services to recyclers across the globe for lead recycling and expect to provide recycling services for Li batteries. Our recycling process is a patented hydrometallurgical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a room temperature, water and organic acid-based process that greatly reduces environmental emissions. The modular Aqualyzers cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy. Our process was originally designed for lead recycling. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We are also applying our commercialized clean, water-based recycling technology principles with the goal of developing the cleanest and most cost-efficient recycling solution for lithium-ion batteries. We believe our process has the potential to produce higher quality products at a lower operating cost without the damaging effects of furnaces and greenhouse emissions. Aqua Metals estimates the total addressable market for lithium-ion battery recycling will be approximately $9 billion by 2025 and grow to exceed lead battery recycling by the end of the decade. Unlike the mature lead recycling market, the deployed lithium-ion battery recycling infrastructure to serve market growth does not exist today.

We were formed as a Delaware corporation on June 20, 2014 for the purpose of engaging in the business of recycling metals through a novel, proprietary and patent-pending process that we developed and named “AquaRefining”. Since 2015, Aqua Metals has developed breakthrough metal recycling technologies that utilize a clean, closed-loop process that can produce ultra-high purity metal. Our innovative approach, AquaRefining, delivers raw materials back into the manufacturing supply chain while reducing emissions and toxic byproducts and creating a safer work environment. The patented AquaRefining modular systems have already demonstrated how they can reduce environmental impact and scale lead-acid battery recycling capacity.

We completed the development of our first LAB recycling facility at the Tahoe Reno Industrial Center in McCarran, Nevada (“TRIC”) and commenced production of battery breaking. During 2020 and 2021, we successfully iterated our lead AquaRefining Aqualyzer through a 1.25 and a 1.5 version which now has triple the throughput of the 2019 iteration that produced over 35,000 industry standard ingots in commercial production.  During the third and fourth quarters of 2022, we are deploying and operating a Phase 1 deployment of lead AquaRefining with our partner ACME Metal in Taiwan.  This showcase installation will inform management of the interest in ACME to move forward with larger deployments by the first quarter of 2023 as well as other potential licensees and partners in the same timeframe.

In February 2021, we announced our entry into the Li recycling market through a key provisional patent we filed and a strategic investment in LINICO Corporation of $2 million paid in Aqua Metals shares and cash for an approximate 10% ownership in LINICO as part of our strategy to strengthen growth.

In August 2021, we announced that we had established our Innovation Center in Tahoe-Reno Industrial Center focused on applying our proven technology to lithium-ion battery recycling research and development and prototype system activities. During the first half of 2022, we announced our ability to recover copper, lithium hydroxide, nickel and cobalt from lithium-ion battery black mass at the Company’s Innovation Center. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electro-chemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles, growth in Internet data centers, and alternative energy applications including solar, wind, and grid-scale storage.

Plan of Operations

Our business strategy is based on the pursuit of licensing opportunities within the lead acid battery recycling marketplace and to meet the growing demand for critical metals driven by innovations in automobile batteries, growth in Internet data centers, and alternative energy applications, including solar, wind, and grid-scale storage, by applying AquaRefining methodologies to the lithium-ion battery market.

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from Lithium-ion batteries with the lower waste streams and lower costs than existing alternatives. We have already demonstrated our ability to recover key valuable minerals in Lithium-ion batteries, such as lithium hydroxide, copper, nickel, cobalt, and other compounds in 2022. Our goal is to process results with nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We are installing and intends to commission and operate the first Li AquaRefining pilot plant producing initial quantities by year end 2022, scaling towards a commercial demonstration quantity of up to 80 tonnes per month by year end 2023. The location for the demonstration quantity is currently the Innovation Center but we are also considering alternative locations in the Tahoe-Reno area to expand from demonstration commercial quantities to ~10,000 tonnes / year or more of production starting in 2024.

Our focus is providing equipment and licensing of our lead acid battery recycling technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace.  We are also exploring joint ventures and potentially operating a recycling facility again in the future, particularly as our Li AquaRefining matures through 2022 and into 2023. This flexibility in our business model allows us to preserve cash in the shorter term and maximize profit potential in the longer term. We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants to accelerate our credibility and progress.

Results of Operations

We have not engaged in commercial operations since 2019, other than the sale of inventory, and since that time our operations have been devoted to improvements to our AquaRefining processes and developing our Li AquaRefining battery recycling technology.  We currently have budgeted to spend approximately $3 million on research and development for 2022, which includes the plan to build out the initial Li battery recycling pilot at the Innovation Center. We have spent $1.6 million of the research and development budget during the nine months ended September 30, 2022. We did not incur revenue during the three and nine months ended September 30, 2022 and 2021 other than nominal revenue generated during the second quarter of 2022 from the sale of inventory. The following table summarizes our results of operations with respect to the items set forth below for the three and nine months ended September 30, 2022 and 2021 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable	%			Favorable	%
	2022	2021	(Unfavorable)	Change	2022	2021	(Unfavorable)	Change

Product sales	$—	$—	$—	0.0%	$4	$—	$4	0.0%
Cost of product sales	$833	$1,670	$837	(50.1)%	3,026	5,417	2,391	(44.1)%
Research and development cost	490	273	(217)	79.5%	1,561	738	(823)	111.5%
General and administrative expense	2,611	2,681	70	(2.6)%	7,615	7,109	(506)	7.1%
Total operating expense	$3,934	$4,624	$690	(14.9)%	$12,202	$13,264	$1,062	(8.0)%

Historical product sales prior to the reported periods have consisted of high-purity lead from our AquaRefining process. Other than sales from inventory, we do not expect to generate revenue from operations until such time as we enter into a commercial license for our lead acid AquaRefining technology or revenue from Li battery recycling.

Cost of product sales includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, inventory adjustments, depreciation and amortization costs and insurance, travel and overhead costs. Cost of product sales decreased approximately 50% and 44% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. The decrease in cost of product sales was primarily due to the decrease in plant clean-up costs, in preparation for the lease of the facility that occurred in 2021. Such expenditures were reduced during the nine months ended September 30, 2022.

Research and development cost includes expenditures related to the improvement of the AquaRefining technology related to our lead recycling process and initial development of our lithium-ion battery recycling process. During the three months ended September 30, 2022, research and development cost increased $217,000, or approximately 80%, over the comparable period in 2021. For the nine months ended September 30, 2022, research and developments costs increased $823,000, or approximately 112% compared to the nine months ended September 30, 2021. These increases were driven by efforts to advance our proprietary AquaRefining technology and the Li battery recycling pilot at the Innovation Center.

General and administrative expense decreased approximately 3% for the three months ended September 30, 2022, but increased approximately 7% for the nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. The increase in general and administrative expenses includes changes in payroll and payroll related expenses, in addition to an increase in professional fees.

The following table summarizes our other income and interest expense for the three and nine months ended September 30, 2022 and 2021 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable	%			Favorable	%
	2022	2021	(Unfavorable)	Change	2022	2021	(Unfavorable)	Change
Other income and (expense)

Insurance proceeds net of related expenses	$—	$4,344	$(4,344)	(100.0)%	$—	$4,792	$(4,792)	(100.0)%
PPP loan forgiveness	—	—	—	0.0%	—	332	(332)	(100.0)%
Gain (loss) on disposal of property and equipment	5	(1,411)	1,416	(100.4)%	595	(5,665)	6,260	(110.5)%
Interest expense	(9)	(5)	(4)	80.0%	(22)	(15)	(7)	46.7%
Interest and other income	53	310	-257	(82.9)%	166	334	(168)	(50.3)%
Total other income (expense), net	$49	$3,238	$(3,189)	(98.5)%	$739	$(222)	$961	(432.9)%

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

We recognized a gain on disposal of property and equipment of approximately $5,000 and $595,000 during the three and nine months ended September 30, 2022 respectively. The gain on disposal of property and equipment resulted from the write-off of plant commitment accrued expenses. Plant clean-up and repair of fire damaged areas began in 2021 and were completed earlier in 2022.

The increase in interest expense for the three and nine months ended September 30, 2022 is due to the interest paid on finance leases.

We recognized approximately $53,000 and $166,000 in interest and other income during the three and nine months ended September 30, 2022 respectively, a decrease from $310,000 and $334,000 during the three and nine months ended September 30, 2021, respectively. The decrease in interest and other income is primarily due to the payments received for scrap material salvaged during the plant clean-up process.

Liquidity and Capital Resources

As of September 30, 2022, we had total assets of $35.0 million and working capital of $15.5 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(9,308)	$(3,753)
Net cash used in investing activities	$(1,680)	$(1,506)
Net cash provided by financing activities	$12,144	$10,426

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $9.3 million and $3.8 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation, and loss (gain) on the disposal of property and equipment, as well as net changes in working capital. Net cash used in operating activities for the nine months ended September 30, 2021 reflected $4.8 million in insurance proceeds collected.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $1.7 million and consisted mainly of $2.3 million utilized towards the purchase of property and equipment, $1.4 million proceeds from the sale of equipment, $0.5 million utilized towards the warrant exercise and $0.3 million utilized towards the equipment deposits. Net cash used in investing activities for the nine months ended September 30, 2021 was $1.5 million and consisted mainly of $1.7 million for the purchase of property and equipment, $0.3 million proceeds from the sale of equipment and $0.2 million utilized toward the investment in LINICO.

Net cash provided by financing activities

Net cash provided by financing activities of $12.1 million for the nine months ended September 30, 2022 consisted of $5.6 million in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, $5.9 million in net proceeds from the loan secured with the Lenders and $0.6 million of proceeds from lease of building. Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $10.4 million, consisting of $9.3 million in net proceeds from the sale of Aqua Metals shares pursuant to the ATM and $0.7 million of proceeds from stock option exercises.

As of September 30, 2022, we had total cash of $9.3 million and working capital of $15.5 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months. We intend to acquire the necessary capital though the possible sale of certain equipment and assets at TRIC and the collection of funds from the lease and potential sale of our plant. However, there can be no assurance that such funds will be available. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Critical Accounting Estimates

No material changes from what was reported in the 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

We have initiated the research and development of the application of our AquaRefining technology to the recycling and recovery of lithium-ion batteries, however there can be no assurance that our efforts will be successful. In September 2021, we announced the establishment of our Innovation Center, in McCarran, Nevada, focused on applying our AquaRefining technology to lithium-ion battery recycling research and development and prototype system activities. Earlier in 2021, we filed a provisional patent for recovering high-value metals from recycled lithium-ion batteries to complement the patents for AquaRefining. In 2022, we were able to extract metals at bench scale. Based on early phase testing, we believe we may be able to apply our AquaRefining methodology, used for plating ultra-high purity lead, to plating the metals found in lithium-ion batteries such as cobalt, nickel, and copper at a commercial scale. Lithium and manganese will be recovered in other forms. However, we have only recently begun to conduct research and development in the recycling of lithium-ion batteries, and there can be no assurance that our efforts will be successful or that we will be able to conduct the recycling and recovery of the high value metals from lithium-ion batteries on a commercial scale.

               Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business . We propose to commercially exploit our AquaRefining process by licensing our lead technology to third parties, recycling lithium-ion batteries and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs and, subject to our successful research and development, lithium-ion batteries. In July 2021, we entered into an agreement with ACME Metal Enterprise Co., Ltd to deploy and potentially license our AquaRefining equipment at ACME’s LAB recycling facility in Keelung, Taiwan. The agreement provides for a phased deployment of our AquaRefining technology at ACME’s Taiwan facility, the joint development of processing AquaRefined briquettes into battery ready oxide material and potentially an exclusive license of our AquaRefining technology to ACME for all of Taiwan. Although we are currently seeking to negotiate agreements with others, as of the date of this report, we have not entered into any such licensing, joint venture or strategic alliance agreements, apart from our agreement with ACME, and there can be no assurance that we will be able to do so on terms that benefit us, if at all. Our ability to enter into licensing, joint ventures and strategic relationships with third parties will depend on our ability to demonstrate the technological and commercial advantages of our AquaRefining process, of which there can be no assurance. Also, even if we are able to enter into licensing, joint venture or strategic alliance agreements, there can be no assurance that we will be able to obtain the expected benefits of any such arrangements. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, potential additional challenges in protecting our intellectual property, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through September 30, 2022, we generated a total of $11.5 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead. To date, our operations have primarily consisted of the development and testing and limited operations of our AquaRefining process, the construction of our initial LAB recycling facility at TRIC, the continuing development of our LAB recycling operations at TRIC and limited revenue producing operations as we brought those LAB recycling operations online. As a result of the November 2019 fire at TRIC, we have suspended all plant-based revenue producing operations, entered into a lease-to-buy agreement with respect to TRIC and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling and, subject to our successful research and development, lithium-ion batteries. As of the date of this report, we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from our licensing model. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•	the timing and success of our plan of commercialization and the fact that we have suspended operations at TRIC;
•	our ability to demonstrate that our AquaRefining technology can be operated on a commercial scale;
•	our ability to license our AquaRefining process and sell our AquaRefining equipment to ACME Metal Enterprise Co., Ltd and other recyclers of LABs; and
•	our ability to successfully apply our AquaRefining technology at a commercial scale to the plating of high value metals found in lithium-ion batteries, including cobalt, nickel, and copper.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Our business is dependent upon our successful implementation of novel technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in lead and lithium battery recycling operations may be widely used, our AquaRefining process is largely novel and, to date, has been demonstrated on a modest scale of operations. While we have shown that our proprietary technology can produce AquaRefined lead on a small scale, we have accomplished limited production of AquaRefined lead on a commercial scale and bench scale testing of our lithium battery recycling. Further, as we endeavored to implement AquaRefining, we continuously encountered unforeseen complications that delayed the ramping up of our AquaRefining technology. There can be no assurance that we will not encounter similar unforeseen complications as we pursue our business model.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of September 30, 2022, we had total cash of $9.3 million and working capital of $15.5 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months. We intend to acquire the necessary capital though the possible sale of  the plant. However, the sale of the plant may not be in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing, including the sale of our common shares through our current at-the-market offering. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Our business may be adversely affected by the recent coronavirus outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that we or our partners and suppliers may take in respect of this coronavirus may result in a period of disruption to work in progress. Our partners’ and suppliers’ businesses could be disrupted, and our license negotiations for lead and our pilot operations for lithium batteries could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Our business model is new and has not been proven by us or anyone else. We are engaged in the business of licensing of lead Aqua Refined technology and, subject to our successful research and development, recycling lithium-ion batteries through a novel technology. While the production of recycled lead is an established business, to date all recycled lead has been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead or lithium-ion batteries in commercial quantities other than by way of smelting. In addition, neither we nor anyone else has ever successfully built a production line that commercially recycles LABs without smelting. Further, there can be no assurance that either we or our licensees will be able to produce AquaRefined lead or high value metals from lithium-ion batteries in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin. The uniqueness of our AquaRefining process presents potential risks associated with the development of a business model that is untried and unproven.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured granted/allowed patents in the following countries/regions: U.S. (9837689, 10665907, 11028460, 10793957, 10689769, 10340561, 10316420, 11072864, and 11239507), Canada (2930945, 2968064, 3007101, and 2986022), China (105981212, 107849634, 107889511, 107923057, 107112606, 108603242, and 109183069), Europe (3072180, 3294916, 3221918, 3483305, and 3294929), Eurasia (32371, 35532, and 36722), South Africa (2016/04083, 2017/08454, 2017/08455, 2017/04123, and 2018/04384), South Korea (101739414, 101882932, 101926033, 102096976, 102274210, 102242697, and 102310653), Honduras (80-2019, and allowed HN/P/2018/001207), India (318321, 369304, and 364173), Indonesia (IDP000061176, IDP000066550, IDP000074882, and IDP000077702), Japan (6173595, 6805240, 6775006, 6592088, 6861773, and 6944453), Malaysia (MY-181071-A, MY-185652-A, and MY-188863-A), Mexico (357027, 387016, and 392072), OAPI (17808, 19078, 18736, and 20442), Ukraine (118037, 124142, 119580, 124145, and 124523), Vietnam (22588 and 32143), Australia (2014353227, 2017213449, 2016260407, 2016260408, 2015350562, 2016362502, and 2020292388), ARIPO (4995, 5559, and 5946), Peru (10588, 11113, and allowed 002421-2017/DIN), Chile (62.308, 61.519, and 65.265), and Brazil (11 2018 011217-8, 11 2016 011396-9, 11 2017 024433-0, 11 2017 024432-2, and allowed 11 2017 010505-5).

We also have further patent applications pending in the United States and numerous corresponding patent applications pending in 21 additional jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of our principal product, recycled lead, is relatively volatile and reacts to general global economic conditions. Lead prices decreased from $2,139 per tonne on May 5, 2015 to a low of $1,554 per tonne on November 23, 2015 because of fluctuations in the market. Lead price per tonne was approximately $1,874 at the end of September 2022. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and decreasing the price of lead in times of economic downturn and increasing the price of used LABs in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since April 1, 2020, the reported high and low sales prices of our common stock have ranged from $0.35 to $8.06 through September 30, 2022. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

We have received a notice of delisting or failure to satisfy a continued listing rule from the Nasdaq. On August 2, 2022, we received a notice of delisting from the Nasdaq Stock Market, LLC. The notice stated that we had fallen below compliance with respect to the continued listing standard set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules because the closing bid price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share.

Pursuant to the notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, we have 180 days from the date of the notice, or until January 30, 2023, to regain compliance with the minimum bid price requirement in Rule 5550(a)(2) by achieving a closing bid price for our common stock of at least $1.00 per share over a minimum of 10 consecutive business days. If we do not regain compliance with Rule 5550(a)(2) during the initial 180-day period, we may be eligible for additional time to regain compliance, subject to our compliance with the Nasdaq’s continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and our provision of certain undertakings to the Nasdaq. However, there can be no assurance that we will be afforded additional time to regain compliance with the minimum bid price requirement following the initial 180-day period. If we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2) in a timely manner, the Nasdaq will commence suspension and delisting procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

AQUA METALS, INC.

Date:	November 3, 2022	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 3, 2022	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)