Form 10-K
period 2022-12-31
Aqua Metals, Inc.
filed 2023-03-09
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $59,250,404.

The number of shares of the registrant’s common stock outstanding as of February 17, 2023 was 81,341,241.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2022 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

Background

We were formed as a Delaware corporation on June 20, 2014, for the purpose of engaging in the business of recycling metals through a novel, proprietary and patent-pending process that we developed and named “AquaRefining.” In 2015, Aqua Metals developed a breakthrough metal recycling technology that utilizes a clean, closed-loop process that can produce high-purity metal. We believe this innovative approach can deliver raw materials back into the manufacturing supply chain, while reducing emissions and toxic byproducts and creating a safer work environment. In particular, the modular AquaRefining systems have already demonstrated the ability to recover critical minerals from both lead acid batteries and lithium-ion batteries and can reduce the cost and environmental impact of battery recycling.

In 2017, Aqua Metals initially applied this breakthrough technology in the lead acid battery (LAB) recycling industry, building its first integrated recycling system for breaking LAB and recovering pure metal from the resulting scrap. In 2018, we commenced sale of finished products of AquaRefined lead to market in the form of either two tonne blocks or lead ingots for battery manufacturing. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined ingots through twenty-four hours a day, seven days a week for sustained periods of time.

On November 29, 2019, a fire occurred in the AquaRefining area of the lead recycling facility at Tahoe-Reno Industrial Center (TRIC). The fire was caused by contracting activities happening on site, and not related to the technology or process of AquaRefining. The Company and the insurance carriers agreed on a total claim of $30.25 million which was paid in full by the carriers. Plant clean-up and repair of fire damaged areas began in 2021 and were completed in 2022.

During 2020, we engaged in the pursuit of our business strategy that is based on finding licensing opportunities within the lead battery recycling marketplace. During 2020 and 2021, we successfully iterated our lead AquaRefining ‘Aqualyzer’ through a 1.25 and a 1.5 version which tripled the throughput of the 2019 iteration that produced over 35,000 industry standard ingots in commercial production.  During the third and fourth quarters of 2022, we deployed and operated the first phase of lead AquaRefining with our partner ACME Metal in Taiwan. The operation continues to successfully produced lead. The two installed Aqualyers are producing at demonstration levels.

In February 2021, we announced our entry into the lithium-ion battery (LiB) recycling market through a key provisional patent we filed that applies the same innovative AquaRefining approach. In August 2021, we announced we had established our Innovation Center in TRIC focused on applying our proven technology to LiB recycling research and development and prototyping. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electrochemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles; growth in Internet data centers; and alternative energy applications including solar, wind, and grid-scale storage.

During the first half of 2022, we announced our ability to recover copper, lithium hydroxide, nickel, and cobalt from lithium-ion battery black mass at the Company’s Innovation Center. During 2022, we built our fully-integrated pilot system, located within the Company’s Innovation Center, which is designed to allow Aqua Metals to be the first company in North America to recycle battery minerals from black mass, sell them in the U.S. and position the Company as the first LiB recycler in North America to align with the U.S. government’s goal of retaining strategic battery minerals within the domestic supply chain.

During 2022, we conducted environmental comparisons based on Argonne National Lab’s modeling of lithium battery supply chains – called EverBatt. The initial results indicate that AquaRefining is a cleaner approach to LiB recycling, producing far less CO2 waste streams than smelting or chemical driven hydrometallurgical processes currently on the market. In December 2022, we completed equipment installation and began to operate our first-of-a-kind LiB recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. In January of 2023, Aqua Metals recovered its first metals from recycling lithium batteries using the patent-pending Li AquaRefining process, and is currently scaling operations at the Company’s pilot facility.

In February 2023, we acquired a five-acre recycling campus at TRIC. The facility is designed, when fully developed, to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary AquaRefining technology. We expect to complete development of phase one, including all equipment installation, by the end of 2023 and to commence operations at the new campus in the first quarter of 2024. We have financed the purchase of the property with a $3 million loan from an unaffiliated mortgage lender. The loan accrues interest at a fixed annual rate of 9.50%. Interest-only payments are due monthly for the first twenty-four months and the principal and all unpaid interest is due on March 1, 2025.  We have the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $213,750 (9-months of interest). The loan agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. The loan is collateralized by a first priority lien on the building and site improvements.

Unless otherwise indicated, the terms “Aqua Metals,” “Company,” “we,” “us,” and “our” refer to Aqua Metals, Inc. and its wholly owned subsidiaries.

All references in this report to “ton” or “tonne” refer to a metric ton, which is equal to approximately 2,204.6 pounds.

Overview

Aqua Metals is seeking to reinvent metal recycling with its patented and patent-pending AquaRefining™ technologies. Aqua Metals is focused on developing cleaner and safer metals recycling through innovation. We believe our Innovation Center can expand the development of breakthrough technologies for sustainable metal recycling and deliver high-value critical minerals back into the manufacturing supply chain while reducing emissions and toxic byproducts and creating much safer work environments.

Unlike smelting, AquaRefining is a low-temperature, water-based process. Aqua Metals has invested in breakthrough metals recycling methodologies that we believe are environmentally responsible, economically competitive, and will help retain critical strategic metals within the U.S. while lowering reliance on unsafe and toxic mining operations. Since 2015, Aqua Metals has developed breakthrough metal recycling technologies that utilize a clean, closed-loop process that can produce ultra-high purity metals. AquaRefining is designed to deliver raw materials back into the manufacturing supply chain, and replaces the need for polluting furnaces and hazardous chemicals with electricity-powered electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and minimal waste.

Aqua Metals has demonstrated this technology in lead acid battery recycling and is currently scaling operations for its lithium-ion battery recycling pilot facility. AquaRefining for lead uses a bio-degradable aqueous solvent and a novel ambient temperature electro-chemical process to produce lead suitable for use in new battery production. Our AquaRefining process produces lead with a purity of 99.996+%, making it the purest lead ever made from a recycling technique that is in fact purer than lead made from mining processes.

We are in the process of demonstrating that Li AquaRefining (which is also electricity-based and fundamentally non-polluting) can create the highest quality and highest yields of recovered minerals from lithium-ion batteries, with lower waste streams and lower costs than alternatives. With the proven ability to recover valuable metals from lithium-ion batteries at our pilot facility in TRIC, our goal is to process commercial quantities of high-purity lithium hydroxide, nickel, cobalt, manganese dioxide, and copper in pure forms that can be sold to the general metals and superalloy markets, and can be made into battery precursor compound materials with proven processes that are already used in the battery industry.

The Company is also exploring additional novel applications of AquaRefining across metals recycling industries at our Innovation Center, including recycling emerging battery chemistries and opportunities to develop additional products for sale to customer specifications.

Our Markets

Aqua Metals’ AquaRefining process produces high purity metals and alloys that can be returned into the battery manufacturing supply chain or sold into metals markets for use across industries. This combination of approaches and the broad applicability of the end products we aim to produce enables Aqua Metals to create low-emissions inputs for the battery supply chain or to help decarbonize other sectors that utilize these critical metals and superalloys – creating a more resilient and adaptable business model for the Company as a whole.

Metals Markets

Most of the minerals and metals that can be recovered in the recycling of batteries of various chemistries are also globally traded commodities. Lead, copper, cobalt, nickel, and other metals can be recovered and sold in pure metal form into these markets at the prevailing price or sold directly to a customer at a price set relative to the current market price.

For example, battery metals are globally traded metal commodities. Metals such as lead for LABs and nickel, cobalt, copper and lithium for LIBs are the essential components for the world’s rechargeable batteries. These metals are globally traded primarily on the London Metals Exchange (LME), although the smaller Shanghai Metals Exchange (SHME) in China also trades these elements. Conventionally in the industry, there are two separate groupings of lead: i) primary lead which refers to lead produced at primary smelters that use mined lead concentrates (generally lead sulfide) as their major feedstock, and ii) secondary lead which refers to lead smelters utilizing LABs as their main feed source. In their pure forms, the other minerals that Aqua Metals intends to recover from spent batteries can be sold into these global markets. Unlike lead markets, recycling currently makes up a smaller portion of metals like cobalt and nickel, relying almost entirely on newly mined ore and refining to meet global demand.

As noted above, although metals are traded as a commodity on the various global exchanges, the major sales are directly between producers/traders and users (whom are typically battery manufacturers). The LME daily price is used as the benchmark in forming the basis of physical trades, forward contracts, and hedge strategies for both primary and secondary metals, in metal form. Based on market and product knowledge with buyers of metals in the U.S. and global metals markets, different grades (termed alloys) of metal are traded at a premium to the base LME price. Metal alloys, which are typically designed specifically for the customer, are also sold at a premium above the base LME, whereas byproducts (generally lower purity, compounds, or scrap) are traded at a discount to the LME as they are based on the underlying metals content and its form.

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

The Lithium Battery Market

According to our sources, including Goldman Sachs, the global lithium-ion battery market was assessed at approximately USD $9 billion in 2020 and is expected to grow at a compound annual growth rate (CAGR) of 19.0% from 2020 to 2028. The growth of the market is being driven by the growing demand for the lithium-ion battery in Electric Vehicles (EVs) and grid storage which offers lightweight high-energy density solutions. The market is also being influenced by increased registration of EVs and a reduction in the price of the lithium-ion battery. Costs have been driven down a long way since 2010, when battery prices were $1,100/kWh, representing a 90% drop over ten years to about $110/kWh today. Rechargeable battery technologies are becoming key to moving from a fossil-fuel driven economy to an electrified world powered by renewable energy that can be stored.

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

Lithium-ion battery recycling is the method of taking EV batteries and splitting it into its components, ultimately into the original raw materials (lithium, nickel, cobalt, etc.) that can be reused in new batteries. While making lithium-ion batteries for EVs is important to address climate change, the batteries themselves are harmful to the environment if left in landfills or burned. Currently, 5-7% of lithium-ion batteries are recycled and that must get close to 100% both to avoid environmental issues and to recapture the critical minerals in those spent batteries to feed the massive demand growth curve.  Battery recycling helps address this problem, but current pyro-based battery recycling technology (smelting) also creates harmful emissions, potentially creating new climate problems faster than they are being solved. There are alternative hydro-based technologies being attempted but they are not yet proven and rely on older methodologies that are known to create significant waste streams, potentially with more waste than product recovered, which have their own negative environmental and economic impacts.

AquaRefining Process

We developed AquaRefining to be a cleaner and modular alternative to smelting. Our process has two key elements, both of which are integral to our issued patents and pending-patent applications. The first is our use of proprietary, non-toxic solvents that dissolves metal compounds. The second is a proprietary electro-chemical process and our modular Aqualyzer cells that selectively target each critical element and converts the dissolved metal compounds into high purity metals and/or salts.

The AquaRefining process begins with the processing of crushed used batteries either in the form of paste (for LAB) or, black mass (for LIB). The active materials are first processed to remove sulfur and then dissolved in our solvent. Metals are plated from the solvent using our patented and patent-pending process allowing the solvent to be reused.

We have demonstrated at bench scale and begun to demonstrate in our pilot facility that our lithium battery AquaRefining process can generate cobalt, lithium hydroxide, copper, nickel, and manganese dioxide from lithium-ion battery black mass. A significant benefit of our AquaRefining process is that it can produce higher yields of higher purity thus higher value product than that derived from primary smelters with product from secondary sources.

Another significant benefit of our process is that we designed our AquaRefining equipment to be manufactured on a purpose-built production line in standard sized Aqualyzers. This is not possible with the smelting process, as smelters need to be constructed on site. This gives us the ability to provide AquaRefining systems with varying capacities to meet the specific needs of potential customers and suppliers. We have also developed an integrated software and portal called PureMetrics that keeps track of production and key operating metrics.

Recycling is subject to a variety of domestic and international regulations related to hazardous materials, emissions, employee safety and other matters. While our operations will be subject to these regulations, we believe that one of our potential advantages will be our ability to conduct battery recycling operations with less regulatory cost and burden than smelting operators due to the nature of our process. One of our key initiatives is and will continue to be, to educate regulators and the public as to the environmental benefits of AquaRefining. We believe that we have the potential to develop a business model that offers the opportunity to conduct, in an environmentally friendly manner, an important recycling activity that historically has been conducted in an often highly polluting manner.

Our Business Model

Aqua Metals is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for both lead and lithium-ion (“Li”) batteries. Our recycling process is a patented hydro- and electrometallurgical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that replaces polluting furnaces and hazardous chemicals with electricity-powered electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

Our process was originally designed for lead recycling. Lead is a globally traded commodity with a worldwide market value in excess of $20 billion. We believe our suite of patented and patent pending AquaRefining technologies will allow the lead-acid battery industry to simultaneously improve the environmental impact of lead recycling and scale recycling production to meet demand. Furthermore, our AquaRefining technologies result in high purity lead. We offer technology licensing and related services to lead recyclers across the globe for lead recycling.

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

Our business strategy is based on the pursuit of building and operating Li AquaRefining recycling capacity to meet the growing demand for critical metals in lithium-ion batteries driven by innovations in automobile batteries, growth in internet data centers, and alternative energy applications, including solar, wind, and grid-scale storage. We are also continuing to pursue equipment supply and licensing opportunities within the lead acid battery recycling marketplace.

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. We have already demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide, copper, nickel, cobalt, and other compounds in 2022. Our goal is to process commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We have installed, commissioned, and began to operate the first Li AquaRefining pilot plant at the end of 2022, scaling towards a commercial demonstration operation through 2023. The location for the pilot demonstration quantity is currently the Innovation Center with expansion to happen at our new 5-acre recycling campus to commercial quantities to ~10,000 tonnes / year or more of production starting in 2024, which would be enough material to build ~100,000 average EVs or ~400,000 average home energy storage systems.  At today’s metals prices, this capacity could also generate $200,000,000 plus of revenues for the company.

Our focus for the lead market is providing equipment and licensing of our lead acid battery recycling technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace.  Our focus for the lithium market includes operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. We are also exploring partnership and/or joint venture agreements, particularly as our Li AquaRefining matures through 2023 and into 2024. We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants to accelerate our credibility and progress.

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

Competition

At the present time, our primary competition in the production of lead comes from operators of existing smelters and other parties heavily invested in the existing supply chain for smelting. Our approach to this competition is to make AquaRefining available for the conversion of existing smelter-based facilities, retrofits, and new construction. However, it is prudent to assume that outside of our strategic relationships, a conversion to AquaRefining may be resisted by some of the incumbent lead producers.

Our development of recycling technology for lithium-ion batteries is a unique approach to extracting the high-value metals compared to the array of other potential solutions under development. Currently, smelting is the only commercially proven process for recycling lithium-ion batteries. The smelting process utilizes multiple high emissions steps with low yields to produce battery ready materials. Over the next decade and beyond, when the volume of used batteries becomes significant, smelting will likely not be a viable solution due to the negative environmental impact and likelihood of regulatory restrictions on emissions. The other technologies currently under development utilize a predominately hydrometallurgical approach that consumes significant amounts of chemicals to extract the metals resulting in high cost and excessive waste streams. Our approach is a hybrid of hydrometallurgical and electrometallurgical processes like the process we have commercialized for lead, we call it “Li AquaRefining.” We believe, and our lab scale and then bench scale and now pilot scale R&D supports, that Li AquaRefining requires less chemicals, produces less waste streams, and creates higher purity products at a lower cost as compared to both smelting and standard hydrometallurgy.

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

Patent Portfolio

Currently, we have secured 9 US patents, 91 international patents, and 2 allowances (international). In addition to the US patents, we have international patents/allowances in the African Regional Intellectual Property Organization, African Intellectual Property Organization, Australia, Brazil, Canada, Chile, China, the Eurasian Patent Organization, European Union, Honduras, India, Indonesia, Japan, Malaysia, Mexico, Peru, South Korea, South Africa, Turkey, Ukraine, and Vietnam. We also have 50 US and foreign patent applications pending with patent applications pending in 21 additional non-US jurisdictions across ten distinct patent applications relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. The claims of the granted patents substantially address the same subject matter and are drawn to various aspects of processing lead materials using an aqua refining process. Differences in the claim number and scope are due to local rules and practice.

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

Trademark Portfolio

We have filed for trademark registration in the US and foreign countries for the following trademarks:

•	AQUA METALS (US and 14 foreign countries)
•	AQUAREFINING (US and 10 foreign countries)
•	AQMS (US only)
•	AQUAFIT (US only)
•	AQUAREFINERY (9 foreign countries)

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

Employees

As of the date of this report, we employ 30 people on a full-time basis. None of our employees are represented by a labor union.

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

Risks Relating to Our Business

We have a limited operating history and limited revenue producing operations and are currently undertaking a reset of our business strategy.  Therefore, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through December 31, 2022, we generated a total of $11.7 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead, and all but approximately $285,000 of which was derived prior to the November 2019 fire at our former LAB recycling facility at TRIC. Following the TRIC fire, we chose to suspend all plant-based revenue producing operations, entered into a lease-to-buy agreement with respect to TRIC and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling.  We also commenced the research and development of the application of our AquaRefining technology to the recycling of lithium-ion batteries. Based upon our success to date in recovering high value metals from lithium-ion batteries using our AquaRefining technology, we have commenced the development of a five-acre recycling campus designed to process up to 10,000 tonnes of lithium-ion battery material annually. While we intend to continue to pursue our licensing business model, the development of our lithium-ion battery recycling facility represents a significant change in our business strategy and course of operations.  As of the date of this report, we have estimated that we will begin to realize revenues from lithium-ion battery recycling within the coming year, however we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from either our licensing model or our lithium-ion battery recycling facility. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations and we are, for all practical purposes, an early-stage company subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

•

our ability to successfully apply, and realize the expected benefits of applying, our AquaRefining technology to the plating of high value metals found in lithium-ion batteries, including cobalt, nickel, and copper;

•

the timing and success of our plan of commercialization and the fact that we have not entered into a commercial license for our AquaRefining technology and only have recently commenced the development of our lithium-ion recycling facility;

•	our ability to successfully develop our proposed lithium-ion recycling facility;
•	our ability to demonstrate that our AquaRefining technology can recycle either LABs or lithium-ion batteries on a commercial scale; and
•	our ability to license our AquaRefining process and sell our AquaRefining equipment to ACME Metal Enterprise Co., Ltd and other recyclers of LABs and lithium-ion batteries.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We recently commenced the development of a lithium-ion recycling facility, however we are in the early stages of developing the facility and there can be no assurance that we will be able to successfully develop the facility or, if we do, realize the expected benefits of the facility. In January 2023, we announced our plans to conduct the phased development of a five-acre recycling campus in the Tahoe-Reno Industrial Center, or TRIC, in McCarran, Nevada. The facility is designed, when fully developed, to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary AquaRefining technology.  As of the date of this report, we entered into an agreement to acquire the five-acre site, plus the existing 21,000 square foot building, and have obtained a non-binding letter of intent with a mortgage lender that we have worked with in the past to acquire the necessary financing for the property purchase. Subsequent to year end, we closed on the acquisition financing and the property was purchased on February 1, 2023. However, we have no agreements, understandings or arrangements at this time for our acquisition of the financing required to build out phase one and there can be no assurance will be able to acquire such financing in a timely manner, or at all.  Subject to our receipt of development financing on a timely basis, we expect to complete development of phase one, including all equipment installation, by the end of 2023 and to commence operations at the new campus in the first quarter of 2024. However, there can be no assurance we will be able to do so.

We have initiated the research and development of the application of our AquaRefining technology to the recycling and recovery of lithium-ion batteries, however there can be no assurance that our efforts will be successful. In September 2021, we announced the establishment of our Innovation Center, in McCarran, Nevada, focused on applying our AquaRefining technology to lithium-ion battery recycling research and development and prototype system activities. Earlier in 2021, we filed a provisional patent for recovering high-value metals from recycled lithium-ion batteries to complement the patents for AquaRefining. In the fourth quarter of 2022, we successfully recovered copper from spent lithium-ion batteries at production scale using our AquaRefining technology and we are currently applying our technology to the recovery of the other high value metals in lithium-ion batteries, including lithium hydroxide, nickel, cobalt, and manganese dioxide. However, we have only recently begun our efforts to recover lithium hydroxide, nickel, cobalt, and manganese dioxide from recycled lithium-ion batteries, and there can be no assurance that our efforts will be successful or that we will be able to conduct the recycling and recovery of the high value metals from lithium-ion batteries on a commercial scale.

Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business. We propose to commercially exploit our AquaRefining process primarily by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs, and, lithium-ion batteries, including ACME Metal Enterprise Co., Ltd., among others. In July 2021, we entered into an agreement with ACME Metal Enterprise Co., Ltd to deploy and potentially license our AquaRefining equipment at ACME’s LAB recycling facility in Keelung, Taiwan. The agreement provides for a phased deployment of our AquaRefining technology at ACME’s Taiwan facility, the joint development of processing AquaRefined briquettes into battery ready oxide material and potentially an exclusive license of our AquaRefining technology to ACME for all of Taiwan. Although we are currently seeking to negotiate agreements with others, as of the date of this report, we have not entered into any such licensing, joint venture or strategic alliance agreements, apart from our agreement with ACME, and there can be no assurance that we will be able to do so on terms that benefit us, if at all. Our ability to enter into licensing, joint ventures and strategic relationships with third parties will depend on our ability to demonstrate the technological and commercial advantages of our AquaRefining process, of which there can be no assurance.  Also, even if we are able to enter into licensing, joint venture or strategic alliance agreements, there can be no assurance that we will be able to obtain the expected benefits of any such arrangements. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, potential additional challenges in protecting our intellectual property, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.

Our business is dependent upon our successful implementation of novel technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in battery recycling operations are widely used and proven, our AquaRefining process is largely novel and, to date, has been demonstrated on a modest scale of operations. While we have shown that our proprietary technology can produce AquaRefined lead from LABs and high value metals from lithium-ion batteries on a small scale, we have not processed either LABs or lithium-ion batteries on a commercial scale. We recently commenced the development of a five-acre recycling campus designed to process lithium-ion batteries, however there can be no assurance that we will be able to complete the development of the recycling facility or, if we are able to do so, that we will be able to successfully process lithium-ion batteries on a commercial scale. In this regard, as we developed our LAB recycling facility at TRIC during 2018 and 2019, there can be no assurance that we will not encounter unforeseen complications as we pursue our revised business model.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2022, we had total cash of $7.1 million and working capital of $10.9 million. As of the date of this report, we believe that we may require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our business strategy. We intend to acquire the necessary capital though the possible sale of certain equipment and assets at TRIC. However, there can be no assurance that we will be able to acquire proceeds from the sale of TRIC in amounts sufficient to fund the capital requirements or, if we are successful, that we will not require additional capital. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Our business may be adversely affected by the recent coronavirus outbreak. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that we or our partners and suppliers may take in respect of this coronavirus may result in a period of disruption to work in progress. Our partners’ and suppliers’ businesses could be disrupted, and our ongoing operations and license negotiations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead from LABs and high value metals from lithium-ion batteries through a novel, and proven on a modest scale, technology. While the production of recycled LABs and lithium-ion batteries is an established business, to date virtually all recycled lead and high value metals have been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled lead or lithium-ion batteries in commercial quantities other than by way of smelting. In addition, neither we nor anyone else has ever successfully built a production line that commercially recycles LABs or lithium-ion batteries without smelting. Further, there can be no assurance that either we will be able to produce AquaRefined lead or high value metals from lithium-ion batteries in commercial quantities at a cost of production that will provide us with an adequate profit margin. The uniqueness of our AquaRefining process presents potential risks associated with the development of a business model that is untried and unproven.

Even if our licensees are successful in recycling lead or lithium-ion batteries using our processes, there can be no assurance that the AquaRefined lead or other recycled metals will meet the certification and purity requirements of the potential customers. A key component of our business plan is the production of recycled metals through our AquaRefining process. Our customers will require that our AquaRefined metals meet certain minimum purity standards and, in all likelihood, require independent assays to confirm the metal’s purity. As of the date of this report, we have produced limited quantities of AquaRefined lead and in November 2018, Clarios confirmed its approval of the purity of our AquaRefined lead by providing to us official vendor approval to receive finished lead at its manufacturing facilities. However, we have not produced AquaRefined metals in significant commercial quantities and there can be no assurance that we will be able to do so or, that such metals will meet the required purity standards of our customers.  Further, while we have recently commenced the application of our AquaRefining process towards the recovery of high value metals found in lithium-ion batteries, such as cobalt, nickel, lithium hydroxide, copper, and manganese dioxide, we have only recently begun to conduct research and development in the recycling of lithium-ion batteries, and there can be no assurance that our efforts will be successful or that we will be able to conduct the recycling and recovery of the high value metals from lithium-ion batteries on a commercial scale.

               While we have been successful in producing AquaRefined lead in small volumes, there can be no assurance that either we or our licensees  will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees . Our commercial operations have primarily involved the production of lead compounds and plastics from recycled LABs, and more recently, the sale of lead bullion and AquaRefined lead. In April 2018, we commenced the limited production of cast lead bullion (mixture of lead purchased to prime the kettles and AquaRefined lead from our AquaRefining process), and in June 2018, we commenced the sale of pure AquaRefined lead in the form of two tonne blocks. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled lead. Further, we have only recently commenced commercial operations in the area of recycling of lithium-ion batteries. There can be no assurance that either us or our licensees will be able to produce AquaRefined lead or high value metals from lithium-ion batteries in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have secured 9 US patents, 91 international patents and 2 allowances (international) related to our AquaRefining process.

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of battery metal is relatively volatile and reacts to general global economic conditions.  Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for LABs and LIBs and decreasing the price of lead in times of economic downturn and increasing the price of used batteries in times of increasing demand of LABs and recycled lead. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

U.S. government regulation and environmental, health and safety concerns may adversely affect our business. Our operations and the operations of our licensees in the United States will be subject to the federal, state and local environmental, health and safety laws applicable to the reclamation of batteries including the Occupational Safety and Health Act ("OSHA") of 1970 and comparable state statutes. Our facilities and the facilities of our licensees will have to obtain environmental permits or approvals to expand, including those associated with air emissions, water discharges, and waste management and storage. We and our licensees may face opposition from local residents or public interest groups to the installation and operation of our respective facilities. In addition to permitting requirements, our operations and the operations of  our licensees are subject to environmental health, safety and transportation laws and regulations that govern the management of and exposure to hazardous materials such as the acids involved in battery reclamation. These include hazard communication and other occupational safety requirements for employees, which may mandate industrial hygiene monitoring of employees for potential exposure.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since January 1, 2022, the reported high and low sales prices of our common stock have ranged from $1.59 to $0.50 through February 17, 2023. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Our executive offices were previously located in 21,697 square feet of office and industrial space in a multi-building commercial project known as “Marina Village” located in Alameda, California. The lease term was 76 months, commencing February 1, 2016, and expiring May 31, 2022. We sublet the property with the sublease commencing on February 4, 2019 and expiring May 31, 2022. This lease was terminated in early 2022.

We have developed and lease an Innovation Center focused on applying Aqua Metals technology to lithium-ion battery recycling. We lease this facility at a lease rate of approximately $11,000 per month. The original lease term expired on December 31, 2021 but was renewed for a three year period which commenced on January 1, 2022 and expire on December 31, 2024.

We have developed and own a 136,750 square foot LAB recycling facility on 11.73 acres of land located in TRIC, a 107,000-acre park located nine miles east of Reno, Nevada on I-80. We have entered into an Industrial Lease Agreement with LINICO Corporation, or ("LiNiCo"), dated February 15, 2021, pursuant to which we have leased the TRIC facility to LiNiCo. The lease commenced April 1, 2021 and expires on March 31, 2023. LiNiCo has agreed to a purchase price of $15.25 million and paid a nonrefundable deposit of $1.25 million in October 2021, and a second nonrefundable deposit of $2 million in October 2022, per the terms of the agreement. Both nonrefundable deposits in the total of $3.25 million will be applied towards the sale price.

In February 2023, we purchased a property located in TRIC. The property includes both the land and an existing building. The land totals approximately five acres and the building is approximately 21,000 square feet. The Company intends to redevelop the existing building and install our first commercial-scale Li AquaRefining system, with an estimated capacity of 3,000 tonnes of materials processed each year. The Company is also exploring plans to develop the remaining land on the property to expand capacity and operations.

Item 3.	Legal Proceedings

We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows. We are not party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Capital Market under the symbol “AQMS.”

Holders of Record

As of February 17, 2023, there were eleven holders of record of our common stock.

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

In 2019, our board of directors adopted the Aqua Metals, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). A total of 18,500,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and warrants, and the number of securities remaining available for future issuance, under our equity compensation plan at December 31, 2022.

Number of
	Number of			Securities
	Securities to be		Weighted-	Remaining
	Issued Upon		Average Exercise	Available for
	Exercise of		Price of	Future Issuance
	Outstanding		Outstanding	Under Equity
	Options, Warrants		Options and	compensation
	and Rights		Warrants	Plans
Equity compensation plans approved by stockholders	6,542,204	(1)	$3.82	5,262,254
Equity compensation plans not approved by stockholders	846,372	(2)	$4.48

(1) Includes 154,267 shares relating to outstanding options and 6,387,937 relating to restricted stock units under our stock-based compensation plans.

(2) Consists of warrants issued in connection with financing activities and 840,000 shares relating to outstanding options granted in reliance on Nasdaq Rule 5635(c)(4).

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Reserved

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Aqua Metals is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for both lead and lithium-ion (“Li”) batteries. Our recycling process is a patented hydro- and electrometallurgical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that replaces polluting furnaces and hazardous chemicals with electricity-powered electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The modular “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

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

In February 2021, we announced our entry into the lithium-ion battery (LiB) recycling market through a key provisional patent we filed that applies the same innovative AquaRefining approach. In August 2021, we announced we had established our Innovation Center in TRIC focused on applying our proven technology to LiB recycling research and development and prototyping. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electrochemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles; growth in internet data centers; and alternative energy applications including solar, wind, and grid-scale storage.

During the first half of 2022, we announced our ability to recover copper, lithium hydroxide, nickel and cobalt from lithium-ion battery black mass at the Company’s Innovation Center. During 2022, we built our fully-integrated pilot system, located within the company’s Innovation Center, which is designed to allow Aqua Metals to be the first company in North America to recycle battery minerals from black mass and sell them in the U.S. and position the Company as the first LiB recycler in North America to align with the U.S. government’s goal of retaining strategic battery minerals within the domestic supply chain.

During 2022, we conducted environmental comparisons based on Argonne National Lab’s modeling of lithium battery supply chains – called EverBatt. The initial results indicate that AquaRefining is a cleaner approach to LiB recycling, producing far less CO2 waste streams than the two evaluated primary processes currently on the market which include smelting and chemically driven hydrometallurgical process. In December of 2022, we completed equipment installation and began to operate our first-of-a-kind LiB recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. In January of 2023, Aqua Metals recovered its first metals from recycling lithium batteries using the patent-pending Li AquaRefining process and is currently scaling operations at the Company’s pilot facility.

In February 2023, we acquired a five-acre recycling campus at TRIC. The facility is designed, when fully developed, to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary AquaRefining technology. We expect to complete development of phase one, including all equipment installation, by the end of 2023 and to commence operations at the new campus in the first quarter of 2024. Our initial plans call for upgrading the current building to install a commercial-scale Li AquaRefining system capable of recycling 3,000 tons of lithium battery ‘black mass’ each year. We expect to complete redevelopment of the current space and finalize equipment installation this year, and to commence operations at the new campus in the first quarter of 2024. The purchase of the new property was funded with a non-dilutive loan. We also intend to finance the development of Phase One through a non-dilutive loan. The Company is currently in discussions with a provider of debt financing that has provided financing in the past.

Our focus for the lead market is providing equipment and licensing of our lead acid battery recycling technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace.  Our focus for the lithium market includes operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. We are also exploring partnership and/or joint ventures agreements, particularly as our Li AquaRefining matures through 2023 and into 2024.  We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants to accelerate our credibility and progress.

During the year ended December 31, 2022, we issued 6,742,069 shares of common stock pursuant to an At the Market Issuance Sales Agreement ("ATM") for net proceeds of $6.5 million.

Results of Operations for the Fiscal Year Ended December 31, 2022 Compared to the Fiscal Year Ended December 31, 2021

During the years ended December 31, 2022 and December 31, 2021, revenue resulted from the sale of inventory consisting of lead compounds that were generated during operation of the TRIC facility prior to the November 2019 fire at our TRIC facility. During the years ended December 31, 2022 and December 31, 2021, product sales consisted of lead bullion, lead compounds and plastics that were generated through the AquaRefining process. The following table summarizes results of operations with respect to the items set forth below for the twelve months ended December 31, 2022 and 2021 together with the percentage change from the twelve months ended December 31, 2021 for those items (in thousands).

	Year ended December 31,
			Favorable	%
	2022	2021	(Unfavorable)	Change
Product sales	$4	$173	$(169)	(98)%
Plant operations and clean up	3,959	7,017	3,058	44%
Research and development cost	1,813	933	(880)	(94)%
General and administrative expense	9,815	9,688	(127)	(1)%
Total operating expense	$15,587	$17,638	$2,051	12%

Except for nominal sales of inventory, we did not generate revenue during the years ended December 31, 2022 and December 31, 2021. Plant activity during 2022 consisted of testing our lithium-ion battery recycling technology and developing the prototype system activities.

Plant operations and clean-up includes supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs, insurance, travel and overhead costs. Plant operations and clean up decreased approximately 44% for the twelve months ended December 31, 2022, as compared to the twelve months ended December 31, 2021 as a result of plant clean-up and repair of fire damaged areas that began in 2021 and were completed earlier in 2022.

Research and development cost included expenditures related to the improvement of our lithium-ion battery recycling technology. During the twelve months ended December 31, 2022, research and development costs increased approximately 94% from the comparable period in 2021. Research and development is a key part of our business strategy and includes our focus on improving the Company's proprietary technology for LAB recycling and advancing our research related to the application of AquaRefining to recycling lithium-ion batteries.

General and administrative expense increased approximately 1% for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021. Increases in general and administrative expenses included changes in payroll and payroll related expenses, in addition to an increase in travel expenses.

The following table summarizes our other income and interest expense for the years ended December 31, 2022 and December 31, 2021 together with the percentage change in those items (in thousands).

	Year ended December 31,
			Favorable	%
	2022	2021	(Unfavorable)	Change
Other (expense) income

Insurance proceeds net of related expenses	$—	$4,794	$(4,794)	(100)%
Impairment expense	$(579)	$(545)	$(34)	(6)%
PPP loan forgiveness	$—	$332	$(332)	100%
Gain (loss) on disposal of property and equipment	$596	$(5,665)	$6,261	111%
Interest expense	$(125)	$(21)	$(104)	495%
Interest and other income	$262	$379	$(117)	(31)%

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

For the year ended December 31, 2022, we recognized a write down to fair market value of our assets held for sale of approximately $0.6 million. We recorded a gain of $0.7 million that resulted from the write-off of plant commitment accrued expenses and $0.1 million gain that resulted from the sale of construction in progress ("CIP") equipment. The gain was offset by a loss on the sale of assets held for sale of approximately $0.1 million and $0.1 million bad debt resulting from the sale of the battery breaker. For the year ended December 31, 2021, we recognized a non-cash impairment charge of $0.5 million, subsequent to an analysis of our fixed assets and a write down to fair market values. We recognized a loss on the sale of assets held for sale of approximately $1.4 million during the year ended December 31, 2021 as the result of disposals completed in conjunction with the plant clean-up. In addition, we recognized a loss of $3.5 million related to the purchase arrangement for the Company's facility located at 2500 Peru. The loss on sale of assets held for sale also included $0.7 million resulting from the sale of a battery breaker and related equipment.

We recognized interest expense of $125,000 for the year ended December 31, 2022 and $21,000 for the comparable period of 2021. The increase in interest expense from the prior year is due to the interest paid on the secured loan agreement we entered in September 2022. We recognized $262,000 in interest and other income during the year ended December 31, 2022 and $379,000 for the year ended December 31, 2021. The primary driver of the decrease in interest and other income was due to the payments received for scrap material salvaged during the 2021 plant clean-up process.

Liquidity and Capital Resources

As of December 31, 2022, we had total assets of $33.5 million and working capital of $10.9 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(10,148)	$(7,062)
Net cash used in investing activities	$(3,420)	$(2,228)
Net cash provided by financing activities	$12,513	$10,894

Net cash used in operating activities

Net cash used in operating activities for the years ended December 31, 2022 and December 31, 2021 was approximately $10.1 million and $7.6 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, and stock-based compensation charges as well as net changes in working capital. During the year ended December 31, 2022, we recognized a $0.6 million gain on disposal of property and equipment and approximately $0.6 million expense for impairment on assets held for sale. During the year ended December 31, 2021, we recognized a $5.7 million loss on disposal of property and equipment and $0.5 million expense for impairment on assets held for sale.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2022 was $3.4 million compared to $2.2 million for the year ended December 31, 2021. Net cash in investing activities during each of these periods consists primarily of purchases of fixed assets and proceeds received from sale of equipment respectively.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2022 consisted of $6.5 million net proceeds from ATM shares sales and $5.9 million net proceeds from the loan we secured in September 2022. Net cash provided by financing activities for the year ended December 31, 2021 consisted of $10.2 million in net proceeds from ATM share sales.

As of December 31, 2022, we had total cash of $7.1 million and working capital of $10.9 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs over the next twelve months and move forward with our current business strategy. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. We intend to seek funds through the possible sale of equipment, lease revenue, licensing revenue and collection on the sale of the building. However, there can be no assurance that such funds will be available. If needed, we may seek funding through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Lease receivable

The Company has an outstanding direct sale-type industrial lease agreement with LINICO Corporation pursuant to which the Company has leased to LINICO the 136,750 square foot recycling facility at 2500 Peru. The lease commenced April 1, 2021 and expires on March 31, 2023. LINICO has agreed to a purchase price of $15.25 million and paid nonrefundable deposits totaling $3.25 million. These non-refundable deposits indicate the lessee’s intention to complete the purchase and are included in current liabilities until forfeited or applied towards the purchase balance. As of December 31, 2022 the outstanding balance of our lease receivable was $15.5 million. The Company expects to collect the outstanding balance by March 31, 2023 and therefore, no valuation allowance was recorded.

Property and equipment, net

Property and equipment are stated at cost net of accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease. Upon the retirement or sale of our property and equipment, the cost and associated accumulated depreciation are removed from the consolidated balance sheet, and the resulting gain or loss is reflected on the consolidated statement of operations. Maintenance and repair expenditures are expensed as incurred while major improvements that increase the functionality, output or expected life of an asset are capitalized and depreciated over the estimated useful life.

We periodically evaluate our property and equipment assets for indications that the carrying amount of an asset may not be recoverable. At December 31, 2022 and December 31, 2021, management compared the carrying value of the assets held for sale against current fair market values. We determined the carrying value needed to be reduced to align with current fair market values. At December 31, 2022 and 2021, we recognized write down on the assets held for sale to fair market value of approximately $0.6 million and $0.5 million, respectively.

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

Income taxes

We account for income taxes in accordance with the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the changes in deferred tax assets and liabilities. We established a valuation allowance to the extent that it is more-likely-than-not that deferred tax assets will not be recoverable against future taxable income.

We recognize the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effect such obligations are expected to have on our liquidity and cash flow in the future years (in thousands):

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Operating leases	$504	$266	$238	$—	$—
Finance leases	113	68	45	—	—
	$617	$334	$283	$—	$—

Operating lease obligations

We currently have two operating leases for real estate. We lease our Reno and McCarran, Nevada spaces under non-cancelable operating leases. The Reno, Nevada lease expires in 2024. The initial lease term for our mixed office and warehouse space in McCarran, Nevada expired on December 31, 2021. We elected to exercise our first extension option provided for in the McCarran, Nevada lease agreement, which extended the current term of the lease to December 31, 2024. In February 2022, the lease on Alameda, California facility was terminated.

Finance lease obligation

We currently maintain two finance leases for equipment. In November 2021, we entered into a finance lease for a modular laboratory which expires in October of 2024. Our second finance lease is for warehouse equipment.

Note payable

Aqua Metals Reno, Inc. entered into a $6,000,000 loan agreement with Summit Investment Services, LLC, a Nevada limited liability company as to an undivided 90.8334% interest, Darren McBride, Trustee of the Arduino 1 Trust, U/A dated April 25, 2022, as to an undivided 8.3333% interest and Jason Yelowitz, Trustee of the Jason Yelowitz 2006 Trust, dated March 31, 2006 as to an undivided .8333% interest (collectively, the “Lenders”) on September 30, 2022. See Note 13 in the accompanying notes to the consolidated financial statements for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not enter into financial instruments for trading or speculative purposes. Our cash, cash equivalents and restricted cash balances as of December 31, 2022 consisted of cash and cash equivalents. We experience market risk with respect to the volatility of lead commodity prices. The purchase price of our primary raw material used lead acid batteries (used LABs), and the sales price of our lead-based finished products are based on commodity pricing. Due to the relatively short turnaround between the purchase of used LABs and the sale of our finished goods, we believe the risk is minimized.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aqua Metals, Inc. and Subsidiaries:

Reno, NV

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aqua Metals, Inc. and Subsidiaries (collectively the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

Valuation of Lease Receivable

Critical Audit Matter Description

As described in Note 4 to the consolidated financial statements, the Company has accounted for its Industrial Lease and Option to Purchase Agreement as a sales-type lease. The lease receivable balance as of December 31, 2022 was approximately $15.5 million.  Given the potential for impairment, the related audit effort to evaluate management's valuation of the lease receivable was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's lease receivable valuation methodology included the following:

●	We obtained management's memo documenting the accounting treatment of the sales-type lease transaction and evaluated management's approach and conclusions for adherence to U.S. generally accepted accounting principles.
●	We obtained management's calculation of the receivable and performed the following procedures:
o	Confirmed the significant terms of the Industrial Lease and Option to Purchase Agreement directly with the counterparty.
o	Performed corroborative calculations confirming that the inputs and calculations appeared accurate based on the terms of the agreement.
o	Tested a sample of lease payments for accuracy.
●	We evaluated the reasonableness of management's assessment of the collectability of the lease receivable.

We have served as the Company's auditor since 2014.

/s/ ArmaninoLLP San Ramon, California

March 9, 2023

AQUA METALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$7,082	$8,137
Accounts receivable	12	269
Lease receivable, current portion	15,527	920
Inventory	278	123
Assets held for sale	47	2,633
Prepaid expenses and other current assets	263	356
Total current assets	23,209	12,438

Non-current assets
Property and equipment, net	7,343	2,367
Intellectual property, net	461	640
Investment in LINICO	2,000	1,500
Lease receivable, non-current portion	—	15,528
Other assets	489	796
Total non-current assets	10,293	20,831

Total assets	$33,502	$33,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,075	$685
Accrued liabilities	1,780	3,005
Building purchase deposit, current portion	3,250	—
Lease liability, current portion	307	388
Note payable	5,899	—
Total current liabilities	12,311	4,078

Building purchase deposit, non-current portion	—	1,328
Lease liability, non-current portion	275	330
Total liabilities	12,586	5,736

Commitments and contingencies (see Note 15)

Stockholders’ equity
Common stock; $0.001 par value; 200,000,000 shares authorized; 79,481,751 and 70,416,552 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	79	70
Additional paid-in capital	220,114	211,309
Accumulated deficit	(199,277)	(183,846)
Total stockholders’ equity	20,916	27,533

Total liabilities and stockholders’ equity	$33,502	$33,269

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021
Product sales	$4	$173

Operating cost and expense
Plant operations and clean up	3,959	7,017
Research and development cost	1,813	933
General and administrative expense	9,815	9,688
Total operating expense	15,587	17,638

Loss from operations	(15,583)	(17,465)

Other income and expense
Insurance proceeds net of related expenses	—	4,794
Impairment expense	(579)	(545)
PPP loan forgiveness	—	332
Gain (loss) on disposal of property and equipment	596	(5,665)
Interest expense	(125)	(21)
Interest and other income	262	379

Total other income (expense), net	154	(726)

Loss before income tax expense	(15,429)	(18,191)

Income tax expense	(2)	(2)

Net loss	$(15,431)	$(18,193)

Weighted average shares outstanding, basic and diluted	75,811,034	70,002,180

Basic and diluted net loss per share	$(0.20)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balances, December 31, 2020	64,461,065	$64	$196,728	$(165,653)	$31,139

Stock-based compensation	—	—	2,199	—	2,199
Common stock issued upon RSU vesting	2,114,396	2	—	—	2
Common stock issued upon exercise of employee stock options	347,901	—	727	—	727
Common stock issued upon warrant exercise	65,590	—	—	—	—
Common stock issued for consulting services	57,170	—	225	—	225
Common stock issued for ATM share sales, net of $339 transaction costs	2,995,430	3	10,163	—	10,166
Common stock issued related to LINICO investment	375,000	1	1,267	—	1,268
Net loss	—	—	—	(18,193)	(18,193)

Balances, December 31, 2021	70,416,552	$70	$211,309	$(183,846)	$27,533

Stock-based compensation	—	—	2,253	—	2,253
Common stock issued upon RSU vesting	2,275,731	2	—	—	2
Common stock issued for consulting services	19,176	—	19	—	19
Common stock issued for ATM share sales, net of $250 transaction costs	6,742,069	7	6,512	—	6,519
Common stock issued for directors fees	28,223	—	21	—	21
Net loss	—	—	—	(15,431)	(15,431)

Balances, December 31, 2022	79,481,751	$79	$220,114	$(199,277)	$20,916

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,431)	$(18,193)
Reconciliation of net loss to net cash used in operating activities
Depreciation	882	1,140
Amortization of intellectual property	179	180
Fair value of common stock issued for consulting services	19	225
Stock-based compensation	2,255	2,201
Fair value of common stock issued for director fees	21	—
Amortization of deferred financing costs	13	—
Inventory NRV adjustment	—	146
Loss (gain) on disposal of property and equipment	(596)	5,665
Forgiveness of PPP loan	—	(332)
Impairment of equipment	579	545
Lease of building	920	553
Changes in operating assets and liabilities
Accounts receivable	120	(237)
Inventory	(155)	822
Prepaid expenses and other current assets	93	345
Accounts payable	22	8
Accrued liabilities	1,428	378
Other assets and liabilities	(497)	(508)
Net cash used in operating activities	(10,148)	(7,062)
Cash flows from investing activities:
Purchases of property and equipment	(4,771)	(2,350)
Proceeds from sale of equipment	1,760	275
Equipment deposits and other assets	91	79
Investment in LINICO	(500)	(232)
Net cash used in investing activities	(3,420)	(2,228)
Cash flows from financing activities:
Proceeds from note payable	5,886	—
Proceeds from exercise of stock options	—	728
Proceeds from ATM, net	6,519	10,166
Proceeds from employee stock purchase plan	108	—
Net cash provided by financing activities	12,513	10,894
Net increase (decrease) in cash and cash equivalents	(1,055)	1,604
Cash and cash equivalents at beginning of period	8,137	6,533
Cash and cash equivalents at end of period	$7,082	$8,137

AQUA METALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Continued)

	Year ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$84	$21
Cash paid for income taxes	$2	$2

Non-cash financing activities
Fair value of common stock issued to consultants	$19	$91

Supplemental disclosure of non-cash transactions
Change in property and equipment resulting from change in accounts payable	$(368)	$875
Change in property and equipment resulting from change in accrued expenses	$(55)	$—
Change in investing activity resulting from issuance of equity	$—	$(1,268)

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

1.	Organization and Operations

Aqua Metals is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for both lead and lithium-ion (“Li”) batteries. Our recycling process is a patented hydro- and electrometallurgical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that replaces polluting furnaces and hazardous chemicals with electricity-powered electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The modular “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. We have already demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide, copper, nickel, cobalt, and other compounds in 2022. Our goal is to process commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We have installed, commissioned, and began to operate the first Li AquaRefining pilot plant at the end of 2022, scaling towards a commercial demonstration operation through 2023.

Our focus for the lead market is providing equipment and licensing of our lead acid battery recycling technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace.  Our focus for the lithium market includes operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces.

Liquidity and Management Plans

The Company generated revenues of $4 thousand and $0.2 million during the years ended December 31, 2022 and December 31, 2021, respectively. The Company had net losses of $15.4 million and $18.2 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, the Company’s cash balance was $7.1 million. As of the date of this report, the Company believes it will require additional capital in order to fund its current level of ongoing costs over the next twelve months and move forward with its lithium-ion battery recycling activities.

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

Accounts receivable

The Company has traditionally sold its products to large well-established companies and extends credit without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. In the event that payment of a customer’s account receivable is doubtful, the Company would reserve the receivable under an allowance for doubtful accounts. As of December 31, 2022, the Company had no trade accounts receivable balance and has not created a reserve for doubtful accounts. The total accounts receivable balance as of  December 31, 2022 and December 31, 2021 consisted of proceeds from the sale of equipment.

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

Property and equipment are stated at cost net of accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease. We periodically evaluate our property and equipment assets for indications that the carrying amount of an asset may not be recoverable. At December 31, 2022 and 2021, management compared the carrying value of the assets held for sale against current fair market values. We determined the carrying value needed to be reduced to align with current fair market values. At  December 31, 2022 and 2021, we recognized a write-down on the assets held for sale to fair market value of approximately $0.6 million and $0.5 million, respectively.

Intellectual property, net

Intellectual property consists of patent applications contributed to the Company by five founding stockholders and patent applications for technology developed by the Company. The useful life of this intellectual property has been determined to be ten years and the assets are being amortized straight-line over this period. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. The Company evaluates the need to record impairment during each reporting period. As of December 31, 2022 and 2021, the Company determined that the estimated life of the intellectual property properly reflected the current remaining economic life of the asset.

Investment in LINICO

Investments, which may be made from time to time for strategic reasons (and not to engage in the business of investments) are included in non-current assets in the consolidated balance sheets. Investments are recorded at cost and the Company analyzes the value of investments on a quarterly basis. The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and the Company recognizes such lease payments on a straight-line basis over the lease term.

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

Income taxes

The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the changes in deferred tax assets and liabilities. The Company establishes a valuation allowance to the extent that it is more-likely-than-not that deferred tax assets will not be recoverable against future taxable income.

The Company recognizes the effect of uncertain income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Fair value measurements

The carrying amounts of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of short and long-term debt, and lease liabilities also approximates fair value since these instruments bear market rates of interest or are calculated using market rates of interest. None of these instruments are held for trading purposes.

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

There are no assets or liabilities that are measured at fair value on a recurring basis at December 31, 2022 or December 31, 2021.

Stock-based compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” The fair value of restricted stock units ("RSUs") is measured on the grant date based on the closing fair market value of our common stock. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally three years for RSUs. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common securities, options and warrants. Potential dilutive common shares include the dilutive effect of the common stock underlying in-the-money stock options and is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option and the average amount of compensation cost, if any, for future services that the Company has not yet recognized when the option is exercised, are assumed to be used to repurchase shares in the current period.

For all periods presented in this report, stock options and warrants were not included in the computation of diluted net loss per share because such inclusion would have had an antidilutive effect.

	Year Ended December 31,
Excluded potentially dilutive securities (1):	2022	2021

Options to purchase common stock	994,267	1,026,712
Unvested restricted stock	6,387,937	5,246,875
Financing warrants to purchase common stock	6,372	6,372
Total potential dilutive securities	7,388,576	6,279,959

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

Concentration of credit risk

The Company generated revenue of $4,000 and $173,000 for the years ended  December 31, 2022 and 2021, respectively, for the sale of inventory to P. Kay Metals. Revenue from P. Kay Metals represented 100% of total revenue for the years ended December 31, 2022 and 2021. The Company did not have a trade receivable balance as of  December 31, 2022. The Company's trade accounts receivable balance was $17,000 as of  December 31, 2021. The accounts receivable balance on the Company's consolidated balance sheets as of  December 31, 2022 and  December 31, 2021 consisted of proceeds from sale of equipment.

Plant operations and clean up

During the fourth quarter of 2022, the Company reclassified cost of product sales as plant operations and clean up to make the financial statements be more informative. Prior year amounts have been reclassified for consistency with the current year presentation. The reclassification has no effect on the reported results of operations.

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022 that are of significance or potential significance to the Company.

3.	Revenue recognition

The Company has historically generated revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers.

The Company was not in commercial production in 2022 or 2021. The nominal revenue generated during the years ended  December 31, 2022 and December 31, 2021 resulted from the sale of inventory. Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of our revenue during the years ended December 31, 2022 and December 31, 2021.

4.	Lease receivable

The Company has entered into an Industrial Lease Agreement with LINICO Corporation, a Nevada corporation, or ("LINICO"), dated February 15, 2021 pursuant to which the Company has leased to LINICO the 136,750 square foot recycling facility at TRIC. The lease commenced  April 1, 2021 and expires on March 31, 2023. LINICO has agreed to a purchase price of $15.25 million, and paid a nonrefundable deposit of $1.25 million in October 2021, and a second nonrefundable deposit of $2 million in October 2022, per the terms of the agreement, both of which will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LINICO is responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease.

With respect to the portion of the facility that was damaged in the November 2019 fire, consisting of approximately 30,000 square feet, the Company was obligated to complete the clean-up of the damaged area, at the Company's expense and repair all damage to the damaged area, at the Company's expense. Repairs and clean up were completed in 2022. With regard to the equipment on-site at TRIC, the Company granted LINICO the right of first offer to purchase any equipment the Company offers for sale. The lease agreement contains customary representations, warranties and indemnities on the part of both parties. At the beginning of 2022, LINICO purchased approximately $0.8 million of equipment.

The Company accounted for the Industrial Lease and Option to Purchase Agreement as a sales-type lease. As a component of the accounting for the agreement, the Company recognized at the inception the estimated fair market value of the land and plant of $17.0 million as a lease receivable, which is reflected on the Company's consolidated balance sheets. The implied interest rate of 0.5% was utilized for the amortization of the scheduled building lease/purchase payments outlined in the agreement. The Company applies the monthly payments received as a reduction to lease receivable and interest income. The interest income recognized from the agreement is included in "Interest and other income" on the Company's consolidated statements of operations. For the year ended  December 31, 2022, the Company recognized a reduction in the lease receivable balance of approximately $920,000 and recorded $76,000 of interest income related to this agreement.

5.	Inventory, net

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021

Finished goods	$28	$28
Work in process	—	9
Raw materials	250	86
	$278	$123

6.	Assets held for sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Management believes these assets are no longer necessary for the Company's future operating plans. As of   December 31, 2022 and 2021, Aqua Metals had assets with a book value of $47,000 and $2.6 million classified as assets held for sale, respectively.

At December 31, 2022 and 2021, the Company compared the carrying value of the assets held for sale against current fair market values. We determined the carrying value needed to be reduced to align with current fair market values. During the years ended December 31, 2022 and 2021 we recognized a $0.6 million and $0.5 million impairment of assets held for sale, respectively.

7.	Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

		December 31,
Asset Class	Useful Life (Years)	2022	2021

Operational equipment	3 - 10	$1,445	$1,539
Lab equipment	5	730	530
Computer equipment	3	6	8
Office furniture and equipment	3	90	91
Leasehold improvements	2.5	80	—
Equipment under construction		6,486	1,328
		8,837	3,496
Less: accumulated depreciation		(1,494)	(1,129)

		$7,343	$2,367

Property and equipment depreciation expense was $0.5 million and $0.6 million for the years ended December 31, 2022 and December 31, 2021, respectively. Equipment under construction is comprised of our lithium-ion battery recycling pilot along with various components being manufactured or installed by the Company.

8.	Intellectual property, net

Intellectual property, net, is comprised of the following (in thousands):

	2022	2021
Intellectual property	$1,794	$1,794
Accumulated amortization	(1,333)	(1,154)
Intellectual property, net	$461	$640

Aggregate amortization expense for both of the years ended December 31, 2022 and December 31, 2021 was $0.2 million.

Estimated future amortization is as follows as of December 31, 2022 (in thousands):

2023	$179
2024	135
2025	70
2026	51
2027	26
Thereafter	—
Total estimated future amortization	$461

9.	Investments

On February 15, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with LINICO Corporation, a Nevada Corporation, that provided for the Company's issuance of 375,000 shares (“Aqua Shares”) of the Company's common stock in consideration of LINICO’s issuance of 1,500 shares of its Series A Preferred Stock, at a stated aggregate value of $1.5 million, along with a three-year warrant (“Series A Warrant”) to purchase an additional 500 shares of LINICO Series A Preferred Stock at an exercise price of $1,000 per share. During the first quarter of 2022, the Company exercised the warrant for all 500 LINICO Series A Preferred shares. Following the exercise, the Company held a total of 2,000 shares of the Series A Preferred Stock representing approximately 12% of LINICO common stock on a fully diluted basis.

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

10.	Other assets

Other assets consist of the following (in thousands):

	December 31,
	2022	2021

Nevada and Alameda facilities Right of Use Assets (1)	$463	$514
Equipment deposits (2)	6	217
Other assets	20	65
Total other assets, non-current	$489	$796

(1) See Footnote 12.

(2) Deposits for equipment to be acquired and utilized at the Company's Innovation Center or customer locations.

11.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021

Property and equipment related	$770	$2,242
Class action settlement	500	500
Payroll related	418	180
Professional services	51	56
Other	41	27
	$1,780	$3,005

12.	Leases

As of  December 31, 2022, the Company maintained two operating leases for real estate. The Company's operating leases have terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's December 31, 2022 and 2021 consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's December 31, 2022 and 2021 consolidated balance sheets. The Company recognized sublease income of $85,000 and $509,000 for the twelve months ended December 31, 2022 and  December 31, 2021, respectively. The Alameda lease and sublease agreement ended during the first quarter of 2022.

Based on the present value of the lease payments for the remaining lease term of the Company's existing operating leases, as of December 31, 2022, total right-of-use assets were approximately $0.5 million and operating lease liabilities were approximately $0.5 million. As of  December 31, 2021, total right-of-use assets were approximately $0.5 million and operating lease liabilities were approximately $0.6 million.

The Company currently maintains two finance leases for equipment. In November 2021, the Company entered into a finance lease for a modular laboratory which expires in October of 2024. The second finance lease is for warehouse equipment that expires in September of 2023.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Twelve Months Ended	Twelve Months Ended
	December 31, 2022	December 31, 2021
Cash paid for operating lease liabilities	$344	$694
Operating lease cost	$338	$621

Cash paid for finance lease liabilities	$61	$26
Interest expense	$9	$3

December 31, 2022
Weighted-average remaining lease term (years) - operating leases	1.9
Weighted-average discount rate - operating leases	6.16%

Weighted-average remaining lease term (years) - finance leases	1.3
Weighted-average discount rate - finance leases	7.50%

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

Due in 12-month period ended December 31,

	Operating Leases	Finance Leases
2023	$266	$68
2024	$238	$45
2025	$—	$—
	$504	$113
Less imputed interest	$(28)	$(7)
Total lease liabilities	$476	$106

Current lease liabilities	$245	$62
Non-current lease liabilities	$231	$44
	$476	$106

13.	Note payable

On September 30, 2022, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company as to an undivided 90.8334% interest, Darren McBride, Trustee of the Arduino 1 Trust, U/A dated April 25, 2022, as to an undivided 8.3333% interest and Jason Yelowitz, Trustee of the Jason Yelowitz 2006 Trust, dated March 31, 2006 as to an undivided .8333% interest (collectively, the “Lenders”), pursuant to which the Lenders provided us with a loan in the amount of $6 million. The loan accrues interest at a fixed annual rate of 8.50%. Interest-only payments are due monthly for the first twenty-four months and the principal and all unpaid accrued interest is due on September 29, 2024. We have the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $255,000 (6-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. The loan is collateralized by a first priority lien interest on our land and recycling facility at TRIC that is expected to sell before March 31, 2023 to LINICO as disclosed in Note 4 of the consolidated financial statements. Upon the completion of the sale, the commitments and obligations per our loan agreement with the Lenders will terminate, and all amounts then outstanding will become payable. The costs associated with obtaining the loan were recorded as a reduction to the carrying amount of the note and are being amortized over the life of the loan.

Note payable is comprised of the following (in thousands):

	December 31,
	2022	2021

Note payable, current portion
The Lenders, net of issuance costs	$5,899	$—
Total note payable, current portion	$5,899	$—

14.	Stockholders’ equity

Authorized capital

The authorized capital stock of the Company consists of 200,000,000 shares of common stock, par value $0.001 per share. In the event of liquidation of the Company, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The outstanding shares of common stock are fully paid and non-assessable.

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

During the year ended December 31, 2022, the Company issued 2,150,467 shares of common stock upon vesting of RSUs granted by the Company to management and employees.

During the year ended December 31, 2022, the Company issued 125,264 shares of common stock upon vesting of RSUs granted to Board members.

During the year ended December 31, 2022, the Company issued 28,223 shares of common stock to a Board member related to director fees.

During the year ended  December 31, 2022, the Company issued 19,176 shares of common stock to a former Board member to fulfill obligations related to a consulting agreement.

During the year ended December 31, 2022, the Company issued 6,742,069 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $6.5 million.

Warrants outstanding

Warrants outstanding to purchase shares of the Company’s common stock at a weighted average exercise price of $1.90 per share are as follows.

		Shares Subject to Purchase
Exercise Price per Share	Expiration Date	at December 31, 2022
$1.90	1/22/2024	6,372

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

In 2019, the Board of Directors adopted the Company’s stock incentive plan (the “2019 Plan”). The 2019 Plan was most recently amended and restated effective as of the Company’s 2020 Annual Stockholders’ Meeting. A total of 18,500,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

Stock-based compensation expense recorded was allocated as follows (in thousands):

	Year ended December 31,
	2022	2021
Cost of product sales	$104	$73
Research and development cost	36	77
General and administrative expense	2,115	2,051
Total	$2,255	$2,201

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

The following table summarizes the stock-based compensation plan activity and related information through December 31, 2022.

		Options Outstanding		RSUs Outstanding
			Weighted-		Weighted-
	Number of		Average		Average
	Shares		Exercise		Grant Date
	Available for	Number of	Price Per	Number of	Fair Value
	Grant	Shares	Share	RSUs	Per Share
Balance at December 31, 2020	3,398,870	1,387,673	$3.89	5,624,166	$0.66
Granted	(1,803,172)	—	—	1,803,172	1.63
Exercised/ Released	—	(347,901)	2.09	(2,121,220)	0.91
Forfeited	72,303	(13,060)	8.71	(59,243)	0.83
Balance at December 31, 2021	1,668,001	1,026,712	$4.44	5,246,875	$1.07
Authorized	7,000,000	—	—	—	—
Granted	(3,691,202)	—	—	3,691,202	0.69
Exercised/ Released	—	—	—	(2,297,130)	0.90
Forfeited	285,455	(32,445)	5.78	(253,010)	1.16
Balance at December 31, 2022	5,262,254	994,267	$4.40	6,387,937	$0.91

There were no option exercises during the year ended December 31, 2022. There were 347,901 common shares issued related to option exercises during the year ended December 31, 2021.

Additional information related to the status of options at December 31, 2022 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic Value
	Shares	Share	Life (Years)	(in thousands)
Outstanding	994,267	$4.40	0.40	$—
Vested and exercisable	994,267	$4.40	0.40	$—

The intrinsic value of options is the fair value of the Company’s stock at December 31, 2022 and 2021 less the per share exercise price of the option multiplied by the number of shares.

As of December 31, 2022, there is approximately $4.5 million of total unrecognized compensation cost related to the unvested share-based (option and RSU) compensation arrangements granted under the stock-based compensation plans. The remaining unrecognized compensation cost will be recognized over a weighted-average period of 2.3 years.

The following table summarizes information about stock options outstanding as of December 31, 2022:

	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Remaining
		Contractual		Contractual
	Number of	Life	Number of	Life
Range of Exercise Prices Per Share	Shares	(Years)	Shares	(Years)

$1.60 - $2.79	106,361	0.86	106,361	0.86
$2.80 - $4.50	450,882	0.33	450,882	0.33
$4.51 - $7.50	420,000	0.33	420,000	0.33
$7.51 - $12.55	8,690	0.45	8,690	0.45
$12.56 - $24.81	8,334	0.84	8,334	0.84

	994,267	0.40	994,267	0.40

2021 Restricted stock units

In  February 2021, the Company granted 25,000 RSUs, all of which were subject to vesting, with a grant date fair value of $151,500 to a contractor. The shares vest in three tranches 1) upon the signing of a licensing agreement, 2) delivery of a final engineering package, and 3) full handover of project to site owner.

In   May 2021, the Company granted 81,883 RSUs, all of which were subject to vesting, with a grant date fair value of $235,000 to Board members. The shares vest in twelve equal installments over a one-year period.

In  September 2021, the Company granted 12,111 RSUs, all of which were subject to vesting, with a grant date fair value of $25,000 to employees. The shares vest in six equal installments over a three-year period.

In October 2021, the Company granted 4,673 RSUs, all of which were subject to vesting, with a grant date fair value of $10,000 to employees. The shares vest in six equal installments over a three-year period.

In  December 2021, the Company granted 1,652,517 RSUs, all of which were subject to vesting, with a grant date fair value of $2,420,000 to employees. The shares vest in six equal semi-annual installments over a three-year period.

Total intrinsic value of RSUs vested and released during 2021 was $6.9 million. Intrinsic value of RSUs outstanding at December 31, 2021 was $6.5 million.

2022 Restricted stock units

In January 2022, the Company granted 44,780 RSUs, all of which were subject to vesting, with a grant date fair value of $50,000 to employees. The shares vest in three equal installments over a three-year period.

In February 2022, the Company granted 47,933 RSUs, all of which were subject to vesting, with a grant date fair value of $50,000 to employees. The shares vest in three equal installments over a three-year period.

In April 2022, the Company granted 9,615 RSUs, all of which were subject to vesting, with a grant date fair value of $10,000 to employees. The shares vest in three equal installments over a three-year period.

In May 2022, the Company granted 182,293 RSUs, all of which were subject to vesting, with a grant date fair value of $175,000 to Board Members. The shares vest in four equal installments over a twelve-month period.

In June 2022, the Company granted 12,121 RSUs, all of which were subject to vesting, with a grant date fair value of $10,000 to employees. The shares vest in three equal installments over a three-year period.

In July 2022, the Company granted 143,708 RSUs, all of which were subject to vesting, with a grant date fair value of $120,000 to employees. The shares vest in three equal installments over a three-year period.

In August 2022, the Company granted 10,537 RSUs, all of which were subject to vesting, with a grant date fair value of $10,000 to employees. The shares vest in three equal installments over a three-year period.

In October 2022, the Company granted 28,223 RSUs, all of which were vested immediately, with a fair value of $21,308 to a Board Member.

In December 2022, the Company granted 27,739 RSUs, all of which were subject to vesting, with a grant date fair value of $20,000 to employees. The shares vest in three equal installments over a three-year period.

In  December 2022, the Company granted 3,184,253 RSUs, all of which were subject to vesting, with a grant date fair value of $2,368,682 to employees. The shares vest in six equal semi-annual installments over a three-year period.

Total intrinsic value of RSUs vested and released during 2022 was $2.4 million. Intrinsic value of RSUs outstanding at December 31, 2022 was $8 million.

Reserved shares

At December 31, 2022, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity Plan
Subject to outstanding options and restricted shares	7,382,204
Available for future grants	5,262,254
Officer and Director Purchase Plan	237,382
Warrants	6,372
12,888,212

15.	Commitments and contingencies

Lease commitments

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

The future minimum payments related to these operating and finance leases are as follows as of December 31, 2022 (in thousands):

	Operating Leases	Finance Leases
2023	$266	$68
2024	$238	$45
2025	$—	$—
Total minimum lease payments	$504	$113

Legal proceedings

See Item 3. Legal Proceedings

16.	Related party transactions

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

17.	Income taxes

Loss before income tax expense consists of the following (in thousands):

	Year ended December 31,
	2022	2021
US	$(15,429)	$(18,191)
Foreign	—	—
Total	$(15,429)	$(18,191)

The components of the provision for income tax expense consist of the following (in thousands):

	Year ended December 31,
	2022	2021
Current
Federal	$—	$—
State	2	2

Deferred
Federal	—	—
State	—	—
Total provision for income taxes	$2	$2

Reconciliation of the statutory federal income tax rates consist of the following:

	Year ended December 31,
	2022	2021
Tax at federal statutory rate	21.00%	21.00%
State tax, net of federal benefit	(0.01)%	(0.01)%
Change in rate	—%	(0.08)%
Valuation allowance	(19.45)%	(19.59)%
PPP loan forgiveness	—%	0.38%
Disallowed executive compensation	(1.80)%	(5.45)%
Equity compensation	0.11%	5.10%
Other	0.14%	(1.36)%
Provision for taxes	(0.01)%	(0.01)%

The components of deferred tax assets (liabilities) included on the consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets
Capitalized start-up costs	$2,842	$3,147
Credits	405	380
Fixed assets	618	1,367
Net operating losses	32,505	28,762
Others	995	744
Total gross deferred tax assets	37,365	34,400
Valuation allowance	(37,282)	(34,281)
Total gross deferred tax assets (net of valuation allowance)	$83	$119

Deferred tax liabilities
Patents	$(83)	$(119)
Other	—	—
Total gross deferred tax liabilities	(83)	(119)
Net deferred tax assets	$—	$—

Based on the available objective evidence at this time, management believes that it is more-likely-than-not that the net deferred tax assets of the Company will not be realized. Accordingly, management has applied a full valuation allowance against net deferred tax assets at both  December 31, 2022 and December 31, 2021. The net valuation allowance increased by approximately $3.0 million during the year ended  December 31, 2022. The increase in net valuation allowance primarily relates to net operating losses generated during 2022.

At December 31, 2022, the Company has Federal and California net operating loss carryforwards of approximately $153.4 million and $4.1 million, respectively, which will begin to expire on December 31, 2034 for Federal and California purposes.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards prior to utilization.

At  December 31, 2022, the Company had research and development credits carryforward of approximately $0.5 million and $0.5 million for Federal and California income tax purposes, respectively. If not utilized, the Federal research and development credits carryforward will begin to expire on  December 31, 2034. The California credits can be carried forward indefinitely.

The Company’s policy is to account for interest and penalties as income tax expense. As of  December 31, 2022, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgement and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At  December 31, 2022, the Company’s total amount of unrecognized tax benefit was approximately $0.3 million, none of which will affect the effective tax rate, if recognized. The Company does not expect its unrecognized benefits to change materially over the next twelve months.

The Company files income tax returns with the United States federal government and the State of California. The Company’s tax returns for 2019, 2020 and 2021 remain open to audit for Federal and California purposes.

18.	401(k) Savings plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or after tax basis. Beginning in January 2021, the Plan included a maximum of 4% employer matching contributions with immediate vesting. We recognized $111,000 and $71,000 of expenses related to employer contributions for the 401(k) savings plan during the years ended  December 31, 2022 and 2021, respectively.

19.	Subsequent events

On February 1, 2023, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company (the “Lender”), pursuant to which the Lender provided us with a loan in the amount of $3 million. The loan proceeds were used to purchase a building located at 2999 Waltham Way McCarran, NV 89434 (the “Building”). The loan accrues interest at a fixed annual rate of 9.50%. Interest-only payments are due monthly for the first twenty-four months and the principal and all unpaid interest is due on March 1, 2025. We have the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $213,750 (9-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. The loan is collateralized by a first priority lien on the Building and site improvements, and is guaranteed by Aqua Metals, Inc.

On February 1, 2023, Aqua Metals Reno, Inc., our wholly-owned subsidiary, completed the purchase of a 21,000 square foot building, from an unaffiliated party, located on 2999 Waltham Way McCarran, Nevada 89434 for $4.275 million.

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

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were effective as of December 31, 2022 in ensuring all material information required to be filed has been made known in a timely manner.

(b) Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2022 fiscal year pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, and the information to be included in the 2023 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2023 Proxy Statement and is hereby incorporated by reference.

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

Number	Exhibit Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21, 2022.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.

3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on Juy 21, 2022

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.9	Warrant dated January 22, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 17, 2019

4.10	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 25, 2022

10.1	Form of Indemnification Agreement entered into by the Registrant with its Officers and Directors	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.2*	Aqua Metals, Inc. Amended and Restated 2014 Stock Incentive Plan	Incorporated by reference from the Registrant’s Proxy Statement on Form DEF 14A filed on April 24, 2017.

10.3	Lease Agreement dated August 7, 2015 between Registrant and with BSREP Marina Village Owner LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 27, 2015.

10.4*	Aqua Metals, Inc. Officer and Director Share Purchase Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017.

10.5*	Employment Agreement dated May 2, 2018 between the Registrant and Stephen Cotton	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 2, 2018.

10.6*	Employment Agreement dated November 4, 2018 between the Registrant and Judd Merrill	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 28, 2019.

10.7*	Employment Agreement dated August 9, 2021 between the Registrant and Benjamin Taecker	Filed electronically herewith.

10.8*	Employment Agreement dated August 9, 2021 between the Registrant and Dave McMurtry	Filed electronically herewith.

10.9*	Aqua Metals 2019 Stock Incentive Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on March 4, 2019

10.10*	Loan Agreement dated September 30, 2022 with Summit Investment Services, LLC	Filed electronically herewith.

21.1	List of subsidiaries of Registrant.	Filed electronically herewith.

23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

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

AQUA METALS, INC.

Date: March 9, 2023	By:	/s/ Stephen Cotton
Stephen Cotton,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Cotton	President, Chief Executive Officer and Director	March 9, 2023
Stephen Cotton	(Principal Executive Officer)

/s/ Judd Merrill	Chief Financial Officer	March 9, 2023
Judd Merrill	(Principal Financial and Accounting Officer

/s/Vincent L. DiVito	Director, Chairman of the Board	March 9, 2023
Vincent L. DiVito

/s/David Kanen	Director	March 9, 2023
David Kanen

/s/ Edward Smith	Director	March 9, 2023
Edward Smith

/s/ Peifang Zhang	Director	March 9, 2023
Peifang Zhang