Form 10-Q
period 2023-03-31
Aqua Metals, Inc.
filed 2023-05-04
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of April 27, 2023, there were 83,137,823 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$3,355	$7,082
Accounts receivable	—	12
Lease receivable, current portion	15,244	15,527
Inventory	302	278
Assets held for sale	—	47
Prepaid expenses and other current assets	286	263
Total current assets	19,187	23,209

Non-current assets
Property, plant and equipment, net	11,894	7,343
Intellectual property, net	416	461
Investment in LINICO	2,000	2,000
Other assets	463	489
Total non-current assets	14,773	10,293

Total assets	$33,960	$33,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$770	$1,075
Accrued expenses	1,508	1,780
Building purchase deposit	3,250	3,250
Lease liability, current portion	312	307
Notes payable, current portion	5,945	5,899
Total current liabilities	11,785	12,311

Non-current liabilities
Lease liability, non-current portion	197	275
Notes payable, non-current portion	2,902	—
Total liabilities	14,884	12,586

Commitments and contingencies (see Note 13)

Stockholders’ equity
Common stock; $0.001 par value; 200,000,000 shares authorized; 83,180,801 and 79,481,751 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	83	79
Additional paid-in capital	223,453	220,114
Accumulated deficit	(203,883)	(199,277)
Treasury stock, at cost; common shares: 510,632 and nil as of March 31, 2023 and December 31, 2022, respectively	(577)	—
Total stockholders’ equity	19,076	20,916

Total liabilities and stockholders’ equity	$33,960	$33,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Operating cost and expense
Plant operations and clean up	$1,065	$994
Research and development cost	445	551
General and administrative expense	3,006	2,765
Total operating expense	4,516	4,310

Loss from operations	(4,516)	(4,310)

Other income and (expense)
Gain (loss) on disposal of property, plant and equipment	20	(150)
Interest expense	(176)	—
Interest and other income	66	52

Total other expense, net	(90)	(98)

Loss before income tax expense	(4,606)	(4,408)

Income tax expense	—	(2)

Net loss	$(4,606)	$(4,410)

Weighted average shares outstanding, basic and diluted	81,285,740	71,927,523

Basic and diluted net loss per share	$(0.06)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

Balances, December 31, 2022	79,481,751	$79	$220,114	$(199,277)	—	$—	$20,916

Stock-based compensation	—	—	686	—	—	—	686
Common stock issued for consulting services	15,781	—	12	—	—	—	12
Common stock issued to employees and directors, includes RSUs vesting	1,332,743	1	—	—	—	—	1
Common stock withheld to satisfy tax withholdings on RSUs vesting	—	—	—	—	510,632	(577)	(577)
Common stock issued for employee stock purchase plan sales	192,707	—	122	—	—	—	122
Common stock issued for class action settlement	469,366	1	500	—	—	—	501
Common stock issued for ATM share sales, net of $62 transaction costs	1,662,953	2	1,987	—	—	—	1,989
Common stock issued for director fees	25,500	—	32	—	—	—	32
Net loss	—	—	—	(4,606)	—	—	(4,606)

Balances, March 31, 2023	83,180,801	$83	$223,453	$(203,883)	510,632	$(577)	$19,076

Balances, December 31, 2021	70,416,552	$70	$211,309	$(183,846)	—	$—	$27,533

Stock-based compensation	—	—	604	—	—	—	604
Common stock issued to employees and directors, includes RSUs vesting	1,119,648	1	—	—	—	—	1
Common stock issued for ATM share sales, net of $121 transaction costs	3,397,999	4	3,886	—	—	—	3,890
Net loss	—	—	—	(4,410)	—	—	(4,410)

Balances, March 31, 2022	74,934,199	$75	$215,799	$(188,256)	—	$—	$27,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,606)	$(4,410)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	141	365
Amortization of intellectual property	45	45
Fair value of common stock issued for director fees	32	—
Fair value of common stock issued for consulting services	12	—
Stock-based compensation	687	605
Amortization of deferred financing costs	16	—
Loss (gain) on disposal of property, plant and equipment	(20)	150
Proceeds from leasing of building	283	185
Changes in operating assets and liabilities
Accounts receivable	12	72
Inventory	(23)	78
Prepaid expenses and other current assets	(23)	(71)
Accounts payable	107	87
Accrued expenses	547	(221)
Other assets and liabilities	(73)	(289)
Net cash used in operating activities	(2,863)	(3,404)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,255)	(258)
Proceeds from sale of equipment	67	1,145
Equipment deposits and other assets	(34)	30
Investment in LINICO	—	(500)
Net cash provided by (used in) investing activities	(5,222)	417

Cash flows from financing activities:
Proceeds from employee stock purchase plan	14	—
Proceeds from notes payable, net	2,932	—
Cash paid for tax withholdings on RSUs vesting	(577)	—
Proceeds from ATM, net	1,989	3,890
Net cash provided by financing activities	4,358	3,890

Net increase (decrease) in cash and cash equivalents	(3,727)	903
Cash and cash equivalents at beginning of period	7,082	8,137
Cash and cash equivalents at end of period	$3,355	$9,040

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flows information
Cash paid for income taxes	$—	$2
Cash paid for interest	$155	$3

Supplemental disclosure of non-cash transactions
Change in property, plant and equipment resulting from change in accounts payable	$412	$(253)
Change in property, plant and equipment resulting from change in accrued expenses	$210	$—
Change in equity resulting from change in accrued expenses	$608	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Aqua Metals (NASDAQ: AQMS) is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for both lead and lithium-ion (“Li”) batteries. Our recycling process is a patented hydro and electrometallurgical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that replaces polluting furnaces and hazardous chemicals with electricity-powered electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The modular “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. We have already demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide, copper, nickel, cobalt, and other compounds in 2022. Our goal is to process commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We have installed, commissioned, and began to operate the first Li AquaRefining pilot plant, scaling towards a commercial demonstration operation through 2023.

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

2. Summary of significant accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2022, as filed with the Securities and Exchange Commission, or the SEC, on March 09, 2023. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2023 and March 31, 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and March 31, 2022, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2022, which are included on Form 10-K filed with the Securities and Exchange Commission on March 09, 2023.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending  December 31, 2023.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its Subsidiaries, both of which are wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount and valuation of long-lived assets, valuation allowances for deferred tax assets, the determination of stock-based compensation expense and the determination of the fair value of stock warrants issued. Actual results could differ from those estimates.

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

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units (RSUs) and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying outstanding convertible notes, stock options, RSUs and warrants to purchase common stock were anti-dilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive weighted average securities computation for the three months ended March 31, as indicated below:

	Three Months Ended March 31,
Excluded potentially dilutive weighted average securities (1):	2023	2022

Options to purchase common stock	994,068	1,026,712
Unvested restricted stock units	5,355,725	4,111,573
Financing warrants to purchase common stock	6,372	6,372
Total potential dilutive weighted average securities	6,356,165	5,144,657

(1)	Securities are presented on a weighted average outstanding calculation as required if the securities were dilutive.

Property, plant and equipment, net

Property, plant and equipment are stated at cost net of accumulated depreciation. Depreciation on property, plant and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease. We periodically evaluate our property, plant and equipment assets for indications that the carrying amount of an asset may not be recoverable.

Intellectual property, net

Intellectual property consists of patent applications contributed to the Company by the founding stockholders and patent applications for technology developed by the Company. The useful life of this intellectual property has been determined to be ten years and the assets are being amortized straight-line over this period. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable and the remaining estimated lives of its long-lived assets. The Company evaluates the need to record impairment during each reporting period.

Investment in LINICO

Investments, which may be made from time to time for strategic reasons (and not to engage in the business of investments) are included in non-current assets in the condensed consolidated balance sheets. Investments are recorded at cost and the Company analyzes the value of investments on a quarterly basis.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included in the condensed consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and the Company recognizes such lease payments on a straight-line basis over the lease term.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Concentration of credit risk

The Company did not generate revenue during the three months ended March 31, 2023 or for the three months ended March 31, 2022. The Company has no accounts receivable as of  March 31, 2023. As of  December 31, 2022, accounts receivable consisted of proceeds from the sale of equipment.

Research and development

Research and development expenditures are expensed as incurred.

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023 that are of significance or potential significance to the Company.

3. Revenue recognition

The Company has historically generated revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers.

The Company was not in commercial production during the three months ended March 31, 2023 or during the three months ended March 31, 2022. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Lease receivable

The Company has entered into an Industrial Lease Agreement with LINICO Corporation, a Nevada corporation, or ("LINICO"), dated February 15, 2021 pursuant to which the Company has leased to LINICO its 136,750 square foot recycling facility at TRIC. The lease commenced  April 1, 2021 and expired on March 31, 2023. During the lease term, LINICO (or it's parent, Comstock Inc.) had the option to purchase the land and facilities at a purchase price of $14.25 million if the option is exercised and the sale is completed by October 1, 2022 or $15.25 million if the option is exercised prior to March 31, 2023. The purchase option is subject to LINICO’s payment of a nonrefundable deposit of $1.25 million, which was paid on October 15, 2021, and a second nonrefundable deposit of $2.0 million, which was paid on October 25, 2022. Both deposits will be applied towards the purchase price. The lease agreement is a triple-net lease pursuant to which LINICO is responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provides for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease. On March 31, 2023, Aqua Metals, Inc. received a notice of Comstock Inc.’s exercise of the option to purchase to the land and building located at 2500 Peru Dr., McCarran, Nevada. Per the Industrial Lease dated February 15, 2021, Comstock has the right to exercise the purchase option in lieu of LINICO, and the transaction will follow the same terms of the original agreement. Per the agreement, Comstock Inc. has no more than 30 days, or until April 30, 2023, to close on the purchase of the land and building.

The Company accounted for the Industrial Lease and Option to Purchase Agreement as a sales-type lease. As a component of the accounting for the agreement, the Company recognized the estimated fair market value of the land and plant of $17.0 million as a lease receivable, which is reflected on the Company's condensed consolidated balance sheets. The implied interest rate of 0.5% was utilized for the amortization of the scheduled building lease/purchase payments outlined in the agreement. The Company applies the monthly payments received as a reduction to lease receivable and interest income. The interest income recognized from the agreement is included in "Interest and other income" on the Company's condensed consolidated statements of operations. For the three months ended March 31, 2023, the Company recognized a reduction in the lease receivable balance of approximately $283,000 and recorded $18,000 of interest income related to this agreement.

On April 26, 2023, the Company sold the land and building located at 2500 Peru Dr., McCarran, Nevada to Comstock Inc. and after paying the note payable as noted in Note 14, the Company received the net proceeds of approximately $5.7 million.

5. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Finished goods	$28	$28
Work in process	—	—
Raw materials	274	250
Total inventory	$302	$278

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Assets held for sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Management believes these assets are no longer necessary for the Company's future operating plans. As of March 31, 2023, all assets held for sale were sold.

7. Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	March 31, 2023	December 31, 2022

Operational equipment	3 - 10	$1,336	$1,445
Lab equipment	5	730	730
Computer equipment	3	6	6
Office furniture and equipment	3	90	90
Leasehold improvements	2.5	80	80
Land	-	1,141	—
Building	39	3,131	—
Equipment under construction		6,778	6,486
		13,292	8,837
Less: accumulated depreciation		(1,398)	(1,494)

Total property, plant and equipment, net		$11,894	$7,343

Property, plant and equipment depreciation expense was $0.1 million and $0.1 million for the three months ended March 31, 2023 and three months ended March 31, 2022, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company.

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

Comstock Inc., a Nevada corporation (NYSE-MKT: LODE), is the beneficial owner of approximately 88% of the common shares of LINICO. The Company's Chief Financial Officer, Judd Merrill, was a member of the board of directors of Comstock Inc. until  April 5, 2023.

9. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Property, plant and equipment related	$560	$770
Class action settlement	—	500
Payroll related	601	418
Professional services	77	51
Other	270	41
	$1,508	$1,780

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Leases

As of March 31, 2023, the Company maintained two finance leases for equipment and two operating leases for real estate. The operating leases have current terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of  March 31, 2023, total right-of-use assets were approximately $0.40 million and operating lease liabilities were approximately $0.42 million. As of March 31, 2022, the Company's total right-of-use assets were approximately $0.63 million and operating lease liabilities were approximately $0.65 million.

The Company currently maintains two finance leases for equipment. In November 2021, the Company entered into a finance lease for a modular laboratory which expires in October of 2024. The second finance lease is for warehouse equipment that expires in September of 2023.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for operating lease liabilities	$66	$150
Operating lease cost	$65	$141

Cash paid for finance lease liabilities	$15	$15
Interest expense	$2	$3

March 31, 2023
Weighted-average remaining lease term (years) - operating leases	1.6
Weighted-average discount rate - operating leases	6.16%

Weighted-average remaining lease term (years) - finance leases	1.0
Weighted-average discount rate - finance leases	7.49%

Future maturities of lease liabilities as of March 31, 2023 are as follows (in thousands):

Due in 12-month period ended March 31,
	Operating Leases	Finance Leases
2023	$267	$66
2024	$170	$32
2025	$—	$—
Less imputed interest	$(21)	$(5)
Total lease liabilities	$416	$93

Current lease liabilities	$250	$62
Non-current lease liabilities	$166	$31
	$416	$93

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Notes payable

On September 30, 2022, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company as to an undivided 90.8334% interest, Darren McBride, Trustee of the Arduino 1 Trust, U/A dated April 25, 2022, as to an undivided 8.3333% interest and Jason Yelowitz, Trustee of the Jason Yelowitz 2006 Trust, Dated March 31, 2006 as to an undivided .8333% interest (collectively, the “Lenders”), pursuant to which the Lenders provided us with a loan in the amount of $6 million. The loan accrues interest at a fixed annual rate of 8.50%. Interest-only payments are due monthly for the first twenty-four months and the principal and all unpaid accrued interest is due on September 29, 2024. The costs associated with obtaining the loan were recorded as a reduction to the carrying amount of the note and are being amortized over the life of the loan. We have the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $255,000 (6-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. The loan is collateralized by a first priority lien interest on our land and recycling facility at TRIC. On April 26, 2023, the property was sold and the proceeds from the sale were used to pay off the loan. Upon the completion of the sale, the commitments and obligations per our loan agreement with the Lenders were terminated. All amounts outstanding on April 26, 2023 were paid.

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

Notes payable is comprised of the following (in thousands):

	March 31, 2023	December 31, 2022

Notes payable, current portion
The Lenders, net of issuance costs	$5,912	$5,899
Summit Investment Services, LLC, net of issuance costs	$33	$—
Total notes payable, current portion	$5,945	$5,899

Notes payable, non-current portion
Summit Investment Services, LLC, net of issuance costs	$2,902	$—
Total notes payable, non-current portion	$2,902	$—

12. Stockholders’ equity

Shares issued

During the three months ended March 31, 2023, the Company issued 1,287,170 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees. We withheld 510,632 shares to satisfy approximately $577,000 of employees’ tax obligations during the three months ended March 31, 2023. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the three months ended March 31, 2023, the Company issued 45,573 shares of common stock upon vesting of RSUs granted to Board members.

During the three months ended March 31, 2023, the Company issued 1,662,953 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $2.0 million.

During the three months ended March 31, 2023, the Company issued 15,781 shares of common stock to a former Board member to fulfill obligations related to consulting services.

During the three months ended March 31, 2023, the Company issued 25,500 shares of common stock to a Board member related to director fees.

During the three months ended March 31, 2023, the Company issued 469,366 shares of common stock upon the settlement of the securities class action lawsuit.

During the three months ended March 31, 2023, the Company issued 192,707 shares of common stock pursuant to the employee stock purchase plan.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2023	2022
Plant operations and clean up	$29	$25
Research and development cost	18	18
General and administrative expense	640	562
Total	$687	$605

There were no options issued during the three months ended March 31, 2023 or the three months ended March 31, 2022.

Restricted stock units

In January 2023, the Company granted 21,726 RSUs, all of which were subject to vesting, with a grant fair value of $25,000 to employees. The shares vest in three equal installments over a three-year period.

In February 2023, the Company granted 17,423 RSUs, all of which were subject to vesting, with a grant fair value of $20,000 to employees. The shares vest in three equal installments over a three-year period.

In March 2023, the Company granted 25,000 RSUs, all of which were subject to vesting, with a grant fair value of $25,000 to employees. The shares vest in three equal installments over a three-year period.

13. Commitments and contingencies

Legal proceedings

See Item 1. Legal Proceedings

14. Subsequent events

On April 26, 2023, the Company sold the land and building located at 2500 Peru Dr., McCarran, Nevada to Comstock Inc. and after paying the note payable, the Company received the net proceeds of approximately $5.7 million.

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 09, 2023, or our Annual Report.

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

General

Aqua Metals is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for both lead and lithium-ion (“Li”) batteries. Our recycling process is a patented hydro and electrometallurgical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that has the potential to replace polluting furnaces and hazardous chemicals with electricity-powered electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The modular “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

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

In February 2023, we acquired a five-acre recycling campus at TRIC. The facility is designed, when fully developed, to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary AquaRefining technology. Subject to our receipt of development financing on a timely basis, we expect to complete development of Phase One, including all equipment installation, by the end of 2023 and to commence operations at the new campus in the first quarter of 2024. Our initial plans call for upgrading the current building to install a commercial-scale Li AquaRefining system capable of recycling 3,000 tonnes of lithium battery ‘black mass’ each year. We expect to complete redevelopment of the current space and finalize equipment installation this year, and to commence operations at the new campus in the first quarter of 2024. The purchase of the new property was funded with a non-dilutive loan. At first, we intend to finance the development of Phase One through a conventional non-dilutive loan. The Company is currently in discussions with a provider of debt financing. This lender has provided the Company with debt financing in the past. At the same time, we are looking into raising capital through a potential government backed debt offering. However, there can be no assurance that such funds will be available.

Our focus for the lead market is providing equipment and licensing of our lead acid battery recycling technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace. Our focus for the lithium market includes operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. We are also pursuing potential partnership and/or joint ventures agreements, particularly as our Li AquaRefining matures through 2023 and into 2024. We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants to accelerate our credibility and progress.

Plan of Operations

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

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. We have already demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide, copper, nickel, cobalt, and other compounds in 2022. Our goal is to process commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We have installed, commissioned, and began to operate the first Li AquaRefining pilot plant at the end of 2022, scaling towards a commercial demonstration plant operation with capacity of processing approximately 3,000 tonnes of black mass per year. The location for the pilot demonstration is currently the Innovation Center with expansion to happen at our new 5-acre recycling campus starting with processing ~3,000 tonnes of black mass/ year in 2024 and growing to commercial quantities of ~10,000 tonnes / year or more of production starting in 2025 and 2026, which would be enough material to build ~100,000 average EVs or ~400,000 average home energy storage systems. At today’s metals prices, this capacity could also generate $200,000,000 plus of revenues for the company.

Results of Operations

We have not engaged in commercial operations since 2019, and since that time our operations have been devoted to improvements to our AquaRefining processes and developing our Li AquaRefining battery recycling technology. During 2022, we spent approximately $3.1 million on research and development, which includes the build out of the initial Li battery recycling pilot at the Innovation Center. During the three months ended March 31, 2023, Aqua Metals is focused on quickly advancing from the planning and validation phases to execution and operation of our pilot facility and the build out of our commercial facility. We did not earn any revenue during the three months ended March 31, 2023 and 2022. The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2023 and 2022 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2023	2022	(Unfavorable)	Change

Plant operations and clean up	$1,065	$994	$(71)	7.1%
Research and development cost	445	551	106	(19.2)%
General and administrative expense	3,006	2,765	(241)	8.7%
Total operating expense	$4,516	$4,310	$(206)	4.8%

Plant operations and clean up includes raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, inventory adjustments, depreciation and amortization costs and insurance, travel and overhead costs. Plant operations and clean up increased approximately 7% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in plant operations and clean up was primarily due to the increase in plant operations costs, as we began to operate the pilot facility and to process black mass.

Research and development cost includes expenditures related to the improvement of the AquaRefining technology and the development of our lithium-ion battery recycling process. For the three months ended March 31, 2023, research and developments costs decreased $106,000, or approximately 19% compared to the three months ended March 31, 2022. The decrease was driven by our focus to operate our recycling pilot at the Innovation Center.

General and administrative expense increased approximately 9% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in general and administrative expenses includes changes in payroll and payroll related expenses as we ramp up and support the growth of our lithium-ion recycling business model.

The following table summarizes our other income and interest expense for the three months ended March 31, 2023 and 2022 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2023	2022	(Unfavorable)	Change
Other income and (expense)

Gain (loss) on disposal of property, plant and equipment	$20	$(150)	$170	(113.3)%
Interest expense	(176)	—	(176)	n/a
Interest and other income	66	52	14	26.9%
Total other expense, net	$(90)	$(98)	$8	(8.2)%

We recognized a gain on disposal of property, plant and equipment of approximately $20,000 during the three months ended March 31, 2023 compared to a loss of $0.2 million for the three months ended March 31, 2022. The gain (loss) on disposal of property, plant and equipment resulted from the sales of fixed assets and assets held for sale.

The increase in interest expense for the three months ended March 31, 2023 is due to the interest paid on the notes payable.

We recognized approximately $66,000 in interest and other income during the three months ended March 31, 2023, an increase from $52,000 during the three months ended March 31, 2022. The increase in interest and other income is primarily due to the increase in interest received on our bank deposits.

Liquidity and Capital Resources

As of March 31, 2023, we had total assets of $34.0 million and working capital of $7.4 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(2,863)	$(3,404)
Net cash provided by (used in) investing activities	$(5,222)	$417
Net cash provided by financing activities	$4,358	$3,890

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $2.9 million and $3.4 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation, and loss (gain) on the disposal of property, plant and equipment, as well as net changes in working capital.

Net cash provided by (used in) investing activities

Net cash used in investing activities for the three months ended March 31, 2023 was $5.2 million and consisted mainly of $4.3 million utilized towards the purchase of the building located at 2999 Waltham Way McCarran, NV 89434 and $0.9 million utilized towards purchases of fixed assets. Net cash provided by investing activities for the three months ended March 31, 2022 was $0.4 million and consisted mainly of $0.3 million utilized towards the purchase of property, plant and equipment, $1.1 million of proceeds from the sale of equipment and $0.5 million utilized towards the warrant exercise.

Net cash provided by financing activities

Net cash provided by financing activities of $4.3 million for the three months ended March 31, 2023 consisted of $2.0 million in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $2.9 million in net proceeds from the loan agreement secured with the Summit Investment Services, LLC partially offset by the $0.6 million related to tax withholdings to cover RSU vestings. Net cash provided by financing activities for the three months ended March 31, 2022 was approximately $3.9 million in net proceeds from the sale of Aqua Metals shares pursuant to the ATM.

As of March 31, 2023, we had total cash of $3.4 million and working capital of $7.4 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months, including the completion of the Phase One build-out of our newly acquired five-acre recycling campus at TRIC. To satisfy our capital requirements, including financing the development of Phase One and ongoing future operations, we intend to raise additional capital through conventional loans, potential government backed debt offerings, government grants or through the sale of our common shares via our current at-the-market offering. However, there can be no assurance that such funds will be available. Funding that includes the sale of our equity may be dilutive. If financing is not available on satisfactory terms, we will be unable to further pursue our business plans and we will be unable to continue operations.

Critical Accounting Estimates

No material changes from what was reported in the 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

We have a limited operating history and limited revenue producing operations and are currently undertaking a reset of our business strategy. Therefore, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through March 31, 2023, we generated a total of $11.7 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead, and all but approximately $285,000 of which was derived prior to the November 2019 fire at our former LAB recycling facility at TRIC. Following the TRIC fire, we chose to suspend all plant-based revenue producing operations, entered into a lease-to-buy agreement with respect to TRIC and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling. We also commenced the research and development of the application of our AquaRefining technology to the recycling of lithium-ion batteries. Based upon our success to date in recovering high value metals from lithium-ion batteries using our AquaRefining technology, we have commenced the development of a five-acre recycling campus designed to process up to 10,000 tonnes of lithium-ion battery material annually. While we intend to continue to pursue our licensing business model, the development of our lithium-ion battery recycling facility represents a significant change in our business strategy and course of operations. As of the date of this report, we have estimated that we will begin to realize revenues from lithium-ion battery recycling within the coming year, however we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from either our licensing model or our lithium-ion battery recycling facility. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations and we are, for all practical purposes, an early-stage company subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

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

We recently commenced the development of a lithium-ion recycling facility, however we are in the early stages of developing the facility and there can be no assurance that we will be able to successfully develop the facility or, if we do, realize the expected benefits of the facility. In January 2023, we announced our plans to conduct the phased development of a five-acre recycling campus in the Tahoe-Reno Industrial Center, or TRIC, in McCarran, Nevada. The facility is designed, when fully developed, to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary AquaRefining technology. On February 1, 2023, we closed on the acquisition financing and purchased the five-acre site, plus the existing 21,000 square foot building. We intend to finance the development of Phase One through a conventional non-dilutive loan, potential government backed debt offerings, government grants or through the sale of our common shares via our current at-the-market offering. However, we have no agreements or understandings at this time for our acquisition of the financing required to build out Phase One and there can be no assurance we will be able to acquire such financing in a timely manner, or at all. Subject to our receipt of development financing on a timely basis, we expect to complete development of Phase One, including all equipment installation, by the end of first quarter of 2024 and to commence operations at the new campus in the second quarter of 2024. However, there can be no assurance we will be able to do so.

We have initiated the research and development of the application of our AquaRefining technology to the recycling and recovery of lithium-ion batteries, however there can be no assurance that our efforts will be successful. In September 2021, we announced the establishment of our Innovation Center, in McCarran, Nevada, focused on applying our AquaRefining technology to lithium-ion battery recycling research and development and prototype system activities. Earlier in 2021, we filed a provisional patent for recovering high-value metals from recycled lithium-ion batteries to complement the patents for AquaRefining. At the end of 2022 and first quarter of 2023, we successfully recovered lithium hydroxide, copper, and nickel from spent lithium-ion batteries at production scale using our AquaRefining technology and we are currently applying our technology to the recovery of the other high value metals in lithium-ion batteries, including cobalt and manganese dioxide. We are continuing our efforts to recover cobalt and manganese dioxide from recycled lithium-ion batteries; however, there can be no assurance that our efforts will be successful or that we will be able to conduct the recycling and recovery of the high value metals from lithium-ion batteries on a commercial scale.

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

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of March 31, 2023, we had total cash of $3.4 million and working capital of $7.4 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months, including the completion of the Phase One build-out of our newly acquired five-acre recycling campus at TRIC. We acquired partial capital through the sale of our plant located at 2500 Peru Dr., McCarran, Nevada in the amount of $5.7 million as noted on Note 14. We will require additional capital to develop Phase One and begin our full-scale commercial operations. We intend to raise additional capital through conventional loans, potential government backed debt offerings, government grants or through the sale of our common shares via our current at-the-market offering. However, there can be no assurance that such funds will be available. Funding that includes the sale of our equity may be dilutive. If financing is not available on satisfactory terms, we will be unable to further pursue our business plans and we will be unable to continue operations.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have 2 active US patents, 63 international patents and secured 1 allowance (US) related to our AquaRefining process.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since January 1, 2023, the reported high and low sales prices of our common stock have ranged from $0.97 to $1.51 through April 27, 2023. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

AQUA METALS, INC.

Date:	May 4, 2023	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 4, 2023	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)