Form 10-Q
period 2023-06-30
Aqua Metals, Inc.
filed 2023-08-09
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 3, 2023, there were 103,184,859 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$6,196	$7,082
Accounts receivable	104	12
Lease receivable, current portion	—	15,527
Inventory	631	278
Assets held for sale	—	47
Prepaid expenses and other current assets	183	263
Total current assets	7,114	23,209

Non-current assets
Property, plant and equipment, net	11,951	7,343
Intellectual property, net	371	461
Investment in LINICO	2,000	2,000
Other assets	445	489
Total non-current assets	14,767	10,293

Total assets	$21,881	$33,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$776	$1,075
Accrued expenses	1,986	1,780
Building purchase deposit	—	3,250
Lease liability, current portion	316	307
Note payable, current portion	34	5,899
Total current liabilities	3,112	12,311

Non-current liabilities
Lease liability, non-current portion	118	275
Note payable, non-current portion	2,908	—
Total liabilities	6,138	12,586

Commitments and contingencies (see Note 13)

Stockholders’ equity
Common stock; $0.001 par value; 200,000,000 shares authorized; 84,018,082 and 83,507,450, shares issued and outstanding as of June 30, 2023, respectively and 79,481,751 shares issued and outstanding as of December 31, 2022	84	79
Additional paid-in capital	224,878	220,114
Accumulated deficit	(208,642)	(199,277)
Treasury stock, at cost; common shares: 510,632 and nil as of June 30, 2023 and December 31, 2022, respectively	(577)	—
Total stockholders’ equity	15,743	20,916

Total liabilities and stockholders’ equity	$21,881	$33,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Product sales	$—	$4	$—	$4

Operating cost and expense
Plant operations	1,481	1,048	2,546	2,043
Research and development cost	525	521	970	1,072
General and administrative expense	2,849	2,390	5,855	5,154
Total operating expense	4,855	3,959	9,371	8,269

Loss from operations	(4,855)	(3,955)	(9,371)	(8,265)

Other income and (expense)
Gain on disposal of property, plant and equipment	3	739	23	590
Interest expense	(255)	(12)	(431)	(12)
Interest and other income	348	62	414	113

Total other income, net	96	789	6	691

Loss before income tax expense	(4,759)	(3,166)	(9,365)	(7,574)

Income tax expense	—	—	—	(2)

Net loss	$(4,759)	$(3,166)	$(9,365)	$(7,576)

Weighted average shares outstanding, basic and diluted	84,184,884	75,215,009	82,743,345	73,584,761

Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.11)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

Balances, March 31, 2023	82,670,169	$83	$223,453	$(203,883)	510,632	$(577)	$19,076

Stock-based compensation	—	—	599	—	—	—	599
Common stock issued to employees and directors, includes RSUs vesting	58,652	—	—	—	—	—	—
Common stock issued for ATM share sales, net of $25 transaction costs	746,754	1	794	—	—	—	795
Common stock issued for director fees	31,875	—	32	—	—	—	32
Net loss	—	—	—	(4,759)	—	—	(4,759)

Balances, June 30, 2023	83,507,450	$84	$224,878	$(208,642)	510,632	$(577)	$15,743

Balances, December 31, 2022	79,481,751	$79	$220,114	$(199,277)	—	$—	$20,916

Stock-based compensation	—	—	1,285	—	—	—	1,285
RSUs issued for consulting services	15,781	—	12	—	—	—	12
Common stock issued to employees and directors, includes RSUs vesting	880,763	1	—	—	—	—	1
Common stock withheld to satisfy tax withholdings on RSUs vesting	—	—	—	—	510,632	(577)	(577)
Common stock issued for employee stock purchase plan sales	192,707	—	122	—	—	—	122
Common stock issued for class action settlement	469,366	1	500	—	—	—	501
Common stock issued for ATM share sales, net of $87 transaction costs	2,409,707	3	2,781	—	—	—	2,784
Common stock issued for director fees	57,375	—	64	—	—	—	64
Net loss	—	—	—	(9,365)	—	—	(9,365)

Balances, June 30, 2023	83,507,450	$84	$224,878	$(208,642)	510,632	$(577)	$15,743

Balances, March 31, 2022	74,934,199	$75	$215,799	$(188,256)	—	$—	$27,618

Stock-based compensation	—	—	534	—	—	—	534
Common stock issued to employees and directors, includes RSUs vesting	19,481	—	—	—	—	—	—
Common stock issued for ATM share sales, net of $22 transaction costs	819,135	1	697	—	—	—	698
Net loss	—	—	—	(3,166)	—	—	(3,166)

Balances, June 30, 2022	75,772,815	$76	$217,030	$(191,422)	—	$—	$25,684

Balances, December 31, 2021	70,416,552	$70	$211,309	$(183,846)	—	$—	$27,533

Stock-based compensation	—	—	1,138	—	—	—	1,138
Common stock issued to employees and directors, includes RSUs vesting	1,139,129	1	—	—	—	—	1
Common stock issued for ATM share sales, net of $143 transaction costs	4,217,134	5	4,583	—	—	—	4,588
Net loss	—	—	—	(7,576)	—	—	(7,576)

Balances, June 30, 2022	75,772,815	$76	$217,030	$(191,422)	—	$—	$25,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,365)	$(7,576)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	455	548
Amortization of intellectual property	90	90
Fair value of common stock issued for director fees	64	—
Fair value of common stock issued for consulting services	12	—
Stock-based compensation	1,286	1,139
Amortization of deferred financing costs	112	—
Gain on disposal of property, plant and equipment	(23)	(590)
Changes in operating assets and liabilities
Proceeds from leasing of building	12,278	410
Accounts receivable	(90)	273
Inventory	(353)	95
Prepaid expenses and other current assets	80	45
Accounts payable	49	(5)
Accrued expenses	1,024	(11)
Other assets and liabilities	(147)	(357)
Net cash provided by (used in) operating activities	5,472	(5,939)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,503)	(973)
Proceeds from sale of equipment	67	1,145
Equipment deposits and other assets	(75)	(33)
Investment in LINICO	—	(500)
Net cash used in investing activities	(5,511)	(361)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	14	—
Payments on note payable	(6,000)	—
Proceeds from note payable, net	2,932	—
Cash paid for tax withholdings on RSUs vesting	(577)	—
Proceeds from ATM, net	2,784	4,588
Net cash provided by (used in) financing activities	(847)	4,588

Net decrease in cash and cash equivalents	(886)	(1,712)
Cash and cash equivalents at beginning of period	7,082	8,137
Cash and cash equivalents at end of period	$6,196	$6,425

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flows information
Cash paid for interest	$309	$5

Supplemental disclosure of non-cash transactions
Change in property, plant and equipment resulting from change in accounts payable	$349	$(218)
Change in property, plant and equipment resulting from change in accrued expenses	$210	$—
Change in equity resulting from change in accrued expenses	$608	$—

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

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. We have already demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide, copper, nickel, cobalt, and other compounds in early 2023. Our goal is to process commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We have installed, commissioned, and began to operate the first Li AquaRefining pilot plant, scaling towards a commercial demonstration operation through 2023.

Our focus for the lead market is providing equipment and licensing of our lead acid battery recycling technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace. Our focus for the lithium market includes operating and licensing our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces.

2. Summary of significant accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2022, as filed with the Securities and Exchange Commission, or the SEC, on March 9, 2023. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2023.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by such accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and June 30, 2022, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2023 and June 30, 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and June 30, 2022, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements as of such date, but it does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2022, which are included on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending  December 31, 2023.

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

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units (RSUs) and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying outstanding convertible notes, stock options, RSUs and warrants to purchase common stock were anti-dilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive weighted average securities computation for the three and six months ended June 30, as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
Excluded potentially dilutive weighted average securities (1):	2023	2022	2023	2022

Options to purchase common stock	417,749	1,020,949	704,316	1,023,814
Unvested restricted stock units	6,181,141	4,126,930	5,770,715	4,277,456
Financing warrants to purchase common stock	6,372	6,372	6,372	6,372
Total potential dilutive weighted average securities	6,605,262	5,154,251	6,481,403	5,307,642

(1)	Securities are presented on a weighted average outstanding calculation as required if the securities were dilutive.

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

Concentration of credit risk

The Company did not generate significant revenue during the three and six months ended June 30, 2023 and 2022, respectively, except for nominal revenue generated during the second quarter of 2022 from the sale of inventory. The Company did not have a trade receivable balance as of  June 30, 2023 and  December 31, 2022. The accounts receivable balance on the Company's condensed consolidated balance sheets as of  June 30, 2023 consisted of proceeds from a non-recurring engineering (NRE) agreement with 6K Energy and the sale of equipment. The accounts receivable balance on the Company's consolidated balance sheets as of  December 31, 2022 consisted of proceeds from the sale of equipment.

Research and development

Research and development expenditures are expensed as incurred.

Recent accounting pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2023 that are of significance or potential significance to the Company.

3. Revenue recognition

The Company has historically generated revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers.

The Company was not in commercial production during the three and six months ended June 30, 2023 and 2022, respectively. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Lease receivable

The Company has entered into an Industrial Lease Agreement with LINICO Corporation, a Nevada corporation ("LINICO"), dated February 15, 2021 pursuant to which the Company has leased to LINICO its 136,750 square foot recycling facility at TRIC. The lease commenced  April 1, 2021 and expired on March 31, 2023. During the lease term, LINICO (or its parent, Comstock Inc.) had the option to purchase the land and facilities at a purchase price of $14.25 million if the option was exercised and the sale was completed by October 1, 2022 or $15.25 million if the option was exercised prior to March 31, 2023. The purchase option was subject to LINICO’s payment of a nonrefundable deposit of $1.25 million, which was paid on October 15, 2021, and a second nonrefundable deposit of $2.0 million, which was paid on October 25, 2022. Both deposits were applied towards the purchase price. Under the Industrial Lease Agreement, Comstock had the right to exercise the purchase option in lieu of LINICO, and the transaction would follow the same terms of the original agreement. On March 31, 2023, Aqua Metals, Inc. received a notice of Comstock Inc.’s exercise of the option to purchase the land and building located at 2500 Peru Dr., McCarran, Nevada. On April 26, 2023, the Company sold the real property to Comstock in consideration of the final payment of $12 million. After paying the note payable as noted in Note 11, the Company received the net proceeds of approximately $5.7 million.

The lease agreement was a triple-net lease pursuant to which LINICO was responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provided for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease. The Company accounted for the Industrial Lease and Option to Purchase Agreement as a sales-type lease. As a component of the accounting for the agreement, the Company recognized the estimated fair market value of the land and plant of $17.0 million as a lease receivable, which is reflected on the Company's condensed consolidated balance sheets. The implied interest rate of 0.5% was utilized for the amortization of the scheduled building lease/purchase payments outlined in the agreement. The Company applies the monthly payments received as a reduction to lease receivable and interest income. The interest income recognized from the agreement is included in "Interest and other income" on the Company's condensed consolidated statements of operations. For the six months ended June 30, 2023, the Company recognized a reduction in the lease receivable balance of approximately $12.3 million net of nonrefundable deposits applied towards the purchase price and recorded $24,000 of interest income related to this agreement.

5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022

Finished goods	$28	$28
Work in process	—	—
Raw materials	603	250
Total inventory	$631	$278

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Assets held for sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Management believes these assets are no longer necessary for the Company's future operating plans. As of June 30, 2023, all assets held for sale were sold.

7. Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	June 30, 2023	December 31, 2022

Operational equipment	3 - 10	$4,501	$1,445
Lab equipment	5	730	730
Computer equipment	3	6	6
Office furniture and equipment	3	90	90
Leasehold improvements	2.5	80	80
Land	-	1,141	—
Building	39	3,131	—
Equipment under construction		3,789	6,486
		13,468	8,837
Less: accumulated depreciation		(1,517)	(1,494)

Total property, plant and equipment, net		$11,951	$7,343

Property, plant and equipment depreciation expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2023 and $0.1 million and $0.2 million three and six months ended June 30, 2022, respectively. Equipment under construction is comprised of various components being manufactured or installed by the Company.

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

9. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Payroll related	$1,134	$418
Property, plant and equipment related	560	770
Other	171	41
Professional services	121	51
Class action settlement	—	500
	$1,986	$1,780

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Leases

As of June 30, 2023, the Company maintained two finance leases for equipment and two operating leases for real estate. The operating leases have current terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, as of  June 30, 2023, total right-of-use assets were approximately $0.34 million and operating lease liabilities were approximately $0.36 million. As of June 30, 2022, the Company's total right-of-use assets were approximately $0.58 million and operating lease liabilities were approximately $0.59 million.

The Company currently maintains two finance leases for equipment. In November 2021, the Company entered into a finance lease for a modular laboratory which expires in October 2024. The second finance lease is for warehouse equipment that expires in September 2023.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$66	$150	$133	$214
Operating lease cost	$65	$141	$131	$207

Cash paid for finance lease liabilities	$15	$15	$17	$29
Interest expense	$2	$2	$2	$5

June 30, 2023
Weighted-average remaining lease term (years) - operating leases	1.4
Weighted-average discount rate - operating leases	6.16%

Weighted-average remaining lease term (years) - finance leases	0.8
Weighted-average discount rate - finance leases	7.48%

Future maturities of lease liabilities as of June 30, 2023 are as follows (in thousands):

Due in 12-month period ended June 30,
	Operating Leases	Finance Leases
2023	$269	$65
2024	$102	$18
2025	$—	$—
Less imputed interest	$(16)	$(4)
Total lease liabilities	$355	$79

Current lease liabilities	$255	$61
Non-current lease liabilities	$100	$18
	$355	$79

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Notes payable

On September 30, 2022, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company as to an undivided 90.8334% interest, Darren McBride, Trustee of the Arduino 1 Trust, U/A dated April 25, 2022, as to an undivided 8.3333% interest and Jason Yelowitz, Trustee of the Jason Yelowitz 2006 Trust, Dated March 31, 2006 as to an undivided .8333% interest (collectively, the “Lenders”), pursuant to which the Lenders provided us with a loan in the amount of $6 million. The loan accrued interest at a fixed annual rate of 8.50%. Interest-only payments were due monthly for the first twenty-four months and the principal and all unpaid accrued interest was due on September 29, 2024. The loan was collateralized by a first priority lien interest on our land and recycling facility at TRIC. The costs associated with obtaining the loan were recorded as a reduction to the carrying amount of the note and were being amortized over the life of the loan. We had the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $255,000 (6-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. On April 26, 2023, the property at TRIC was sold and the proceeds from the sale were used to pay off the loan. Upon the completion of the sale, the commitments and obligations per our loan agreement with the Lenders were terminated. All amounts outstanding on April 26, 2023 were paid.

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

Notes payable is comprised of the following (in thousands):

	June 30, 2023	December 31, 2022

Notes payable, current portion
The Lenders, net of issuance costs	$—	$5,899
Summit Investment Services, LLC, net of issuance costs	$34	$—
Total notes payable, current portion	$34	$5,899

Notes payable, non-current portion
Summit Investment Services, LLC, net of issuance costs	$2,908	$—
Total notes payable, non-current portion	$2,908	$—

12. Stockholders’ equity

Shares issued

During the six months ended June 30, 2023, the Company issued 789,616 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees. We withheld 510,632 shares to satisfy approximately $577,000 of employees’ tax obligations during the six months ended June 30, 2023. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the six months ended June 30, 2023, the Company issued 91,147 shares of common stock upon vesting of RSUs granted to Board members.

During the six months ended June 30, 2023, the Company issued 2,409,707 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $2.8 million.

During the six months ended June 30, 2023, the Company issued 15,781 shares of common stock to a former Board member to fulfill obligations related to consulting services.

During the six months ended June 30, 2023, the Company issued 57,375 shares of common stock to a Board member related to director fees.

During the six months ended June 30, 2023, the Company issued 469,366 shares of common stock upon the settlement of the securities class action lawsuit.

During the six months ended June 30, 2023, the Company issued 192,707 shares of common stock pursuant to the employee stock purchase plan.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Plant operations	$18	$23	$47	$48
Research and development cost	22	18	40	36
General and administrative expense	559	493	1,199	1,055
Total	$599	$534	$1,286	$1,139

There were no options issued during the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022.

Restricted stock units

During the first quarter of 2023, the Company granted 64,149 RSUs, all of which were subject to vesting, with a grant date fair value of $70,000 to employees. The shares vest in three equal installments over a three-year period.

During the second quarter of 2023, the Company granted 204,547 RSUs, all of which were subject to vesting, with a grant date fair value of $225,000 to Board Members. The shares vest in four equal installments over a twelve-month period.

13. Commitments and contingencies

Legal proceedings

See Item 1. Legal Proceedings

14. Subsequent events

On July 18, 2023, the Company entered into a Securities Purchase Agreement (the “Yulho SPA”), with Yulho Co, Ltd., a Korean-based company engaged in the recycling of lithium-ion batteries (“Yulho”), pursuant to which the Company agreed to sell and issue to Yulho in a registered direct offering (the “Yulho Offering”) 4,545,455 shares (“Yulho Shares”) of Company common stock, at an offering price of $ 1.10 per share, for the gross proceeds of $5 million before selling commissions and other offering expenses payable by the Company. The transaction under the Yulho SPA closed on August 4, 2023.

In addition to the capital investment, the Company entered into an Agreement to Execute a License Agreement (“Yulho Agreement”) with Yulho pursuant to which each party has agreed to use their good faith best efforts to negotiate and execute a definitive license agreement (“Yulho License Agreement”) within the 75 days following execution of the Yulho Agreement. Pursuant to the proposed Yulho License Agreement, the Company will grant Yulho a license to our AquaRefining technology for Yulho’s use in recycling lithium-ion batteries in the Republic of Korea. Under the proposed Yulho License Agreement, Yulho will pay the Company a royalty on net sales. The Company will agree to support and assist Yulho in business development efforts in establishing offtake partnerships for the Yulho recycled metals. The Company will also work with Yulho to engage with potential partners to foster and expand business opportunities. The Yulho License Agreement is expected to contain customary representations, warranties and covenants for agreements of such nature.

On July 21, 2023, the Company completed a public offering of 18,193,000 shares of Company common stock, at the public offering price of $1.10 per share.  After the deduction of the underwriter’s discount and the underwriter expenses payable by us, we received net proceeds of $18.5 million.

The Company has evaluated subsequent events through the date which the condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023, or our Annual Report.

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

During 2022, we conducted environmental comparisons based on Argonne National Lab’s modeling of lithium battery supply chains – called EverBatt. The initial results indicate that AquaRefining is a cleaner approach to LiB recycling, producing far less CO2 waste streams than the two evaluated primary processes currently on the market which include smelting and chemically driven hydrometallurgical process. In December 2022, we completed equipment installation and began to operate our first-of-a-kind LiB recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. In January 2023, Aqua Metals recovered its first metals from recycling lithium batteries using the patent-pending Li AquaRefining process and is currently scaling operations at the Company’s pilot facility. In June 2023, we announced the completion of our groundbreaking Li AquaRefining™ recycling pilot, transition to 24/5 operations and production of high-purity, saleable quantities of sustainably recycled battery materials.

In February 2023, we acquired a five-acre recycling campus at TRIC. The facility is designed, when fully developed, to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary AquaRefining technology. Subject to our receipt of development financing on a timely basis, we expect to complete development of Phase One, including all equipment installation, by the end of the first half of 2024 and to commence operations at the new campus in 2024. Our initial plans call for upgrading the current building to install a commercial-scale Li AquaRefining system capable of recycling 3,000 tonnes of lithium battery ‘black mass’ each year. The purchase of the new property was funded with a non-dilutive loan.

As noted below, in July 2023, we completed a public offering of our common stock for net proceeds of $18.5 million and entered into a securities purchase agreement with a strategic partner for our sale of another $5 million of our common stock. We intend to use the net proceeds from the two capital raises for working capital, including expenditures related to the commencement of the Phase One build-out of our recently acquired five-acre recycling campus at the Tahoe Reno Industrial Center in McCarran, Nevada, and general corporate purposes. We are currently pursuing additional capital, with an emphasis on debt financing and government grants, in order to finance the completion of the Phase One build-out. However, there can be no assurance that such funds will be available.

On July 18, 2023, we entered into a Securities Purchase Agreement with Yulho Co, Ltd., a Korean-based company engaged in the recycling of lithium-ion batteries, pursuant to which we agreed to sell and issue to Yulho in a registered direct offering (4,545,455 shares of our common stock, at an offering price of $1.10 per share, for the gross proceeds of $5 million before selling commissions and other offering expenses payable by us. The transaction closed on August 4, 2023.

In addition to the capital investment, we entered into an Agreement to Execute a License Agreement or the Yulho Agreement, with Yulho pursuant to which each party has agreed to use their good faith best efforts to negotiate and execute a definitive license agreement, or the Yulho License Agreement, within the 75 days following execution of the Yulho Agreement. Pursuant to the proposed Yulho License Agreement, we will grant Yulho a license to our AquaRefining technology for Yulho’s use in recycling lithium-ion batteries in the Republic of Korea. Under the proposed Yulho License Agreement, Yulho will pay us a royalty on net sales. We  will agree to support and assist Yulho in business development efforts in establishing offtake partnerships for the Yulho recycled metals. We will also work with Yulho to engage with potential partners to foster and expand business opportunities. The Yulho License Agreement is expected to contain customary representations, warranties and covenants for agreements of such nature.

On July 21, 2023, we completed a public offering of 18,193,000 shares of our common stock, at the public offering price of $1.10 per share.  After the deduction of the underwriter’s discount and the underwriter expenses payable by us, we received net proceeds of $18.5 million.

Our focus for the lead market is providing equipment and licensing of our lead acid battery recycling technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace. Our focus for the lithium market includes operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. We are also pursuing potential partnership and/or joint ventures agreements and licensing agreements, particularly as our Li AquaRefining matures through 2023 and into 2024. We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants to accelerate our credibility and progress.

Plan of Operations

Our business strategy is based on the pursuit of building, operating and licensing Li AquaRefining recycling capacity to meet the growing demand for critical metals in lithium-ion batteries driven by innovations in automobile batteries, growth in internet data centers, and alternative energy applications, including solar, wind, and grid-scale storage. We are also continuing to pursue equipment supply and licensing opportunities within the lead acid battery recycling marketplace.

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. We have already demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide, copper, nickel, cobalt, and other compounds. Our goal is to process commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We have installed, commissioned, and began to operate the first Li AquaRefining pilot plant at the end of 2022, scaling towards a commercial demonstration plant operation with capacity of processing approximately 3,000 tonnes of black mass per year. The location for the pilot demonstration is currently the Innovation Center with expansion to happen at our new 5-acre recycling campus starting with processing ~3,000 tonnes of black mass/ year in 2024 and growing to commercial quantities of ~10,000 tonnes / year or more of production starting in 2025 and 2026, which would be enough material to build ~100,000 average EVs or ~400,000 average home energy storage systems. At today’s metals prices, this capacity could also generate $200,000,000 plus of revenues for the company.

Results of Operations

We have not engaged in commercial operations since 2019, and since that time our operations have been devoted to improvements to our AquaRefining processes and developing our Li AquaRefining battery recycling technology. During 2022, we spent approximately $3.1 million on research and development, which includes the build out of the initial Li battery recycling pilot at the Innovation Center. During the six months ended June 30, 2023, Aqua Metals is focused on quickly advancing from the planning and validation phases to execution and operation of our pilot facility and the build out of our commercial facility. We did not earn any revenue during the three and six months ended June 30, 2023 and 2022 other than nominal revenue generated during the second quarter of 2022 from the sale of inventory. The following table summarizes our results of operations with respect to the items set forth below for the three and six months ended June 30, 2023 and 2022 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2023	2022	(Unfavorable)	Change	2023	2022	(Unfavorable)	Change

Product sales	$—	$4	$(4)	(100.0)%	$—	$4	$(4)	(100.0)%
Plant operations	1,481	1,048	(433)	41.3%	2,546	2,043	(503)	24.6%
Research and development cost	525	521	(4)	0.8%	970	1,072	102	(9.5)%
General and administrative expense	2,849	2,390	(459)	19.2%	5,855	5,154	(701)	13.6%
Total operating expense	$4,855	$3,959	$(896)	22.6%	$9,371	$8,269	$(1,102)	13.3%

Plant operations include raw materials, supplies and related costs, salaries and benefits, consulting and outside services costs, inventory adjustments, depreciation and amortization costs and insurance, travel and overhead costs. Plant operations increased approximately 41%  and 25% for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The increase in plant operations was primarily due to the increase in plant operations costs, as we began to operate the pilot facility and to process black mass.

Research and development cost includes expenditures related to the improvement of the AquaRefining technology and the development of our lithium-ion battery recycling process. During the three months ended June 30, 2023, research and developments costs increased $4,000, or approximately 1% compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, research and developments costs decreased $102,000, or approximately 10% compared to the six months ended June 30, 2022. The decrease was driven by our focus to operate our recycling pilot at the Innovation Center.

General and administrative expense increased approximately 19% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022  and approximately 14% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in general and administrative expenses includes changes in payroll and payroll related expenses as we ramp up and support the growth of our lithium-ion recycling business model, in addition to increases in professional fees.

The following table summarizes our other income and interest expense for the three and six months ended June 30, 2023 and 2022 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2023	2022	(Unfavorable)	Change	2023	2022	(Unfavorable)	Change
Other income and (expense)

Gain on disposal of property, plant and equipment	$3	$739	$(736)	(99.6)%	$23	$590	$(567)	(96.1)%
Interest expense	(255)	(12)	(243)	2025.0%	(431)	(12)	(419)	3491.7%
Interest and other income	348	62	286	461.3%	414	113	301	266.4%
Total other income, net	$96	$789	$(693)	(87.8)%	$6	$691	$(685)	(99.1)%

We recognized a gain on disposal of property, plant and equipment of approximately $3,000 and $23,000 during the three and six months ended June 30, 2023 compared to a gain of $739,000 and $590,000 for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2022, the gain on property, plant and equipment resulted from the write-off of plant commitment accrued expenses. Plant clean-up and repair of fire damaged areas began in 2021 and were completed by the end of June 30, 2022.

The increase in interest expense for the three and six months ended June 30, 2023 is due to the interest paid on the notes payable.

We recognized approximately $348,000 and $414,000 in interest and other income during the three and six months ended June 30, 2023, respectively, an increase from $62,000 and $113,000 during the three and six months ended June 30, 2022, respectively. The increase in interest and other income is primarily due to the increase in interest received on our bank deposits and the miscellaneous income from the non-recurring engineering agreement with 6K Energy.

Liquidity and Capital Resources

As of June 30, 2023, we had total assets of $21.9 million and working capital of $4.0 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash provided by (used in) operating activities	$5,472	$(5,939)
Net cash used in investing activities	$(5,511)	$(361)
Net cash provided by (used in) financing activities	$(847)	$4,588

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $5.5 million. Net cash provided by operating activities includes approximately $12.3 million of cash received related to our lease receivable offset by operating expenses. Net cash used in operating activities for the six months ended June 30, 2022 was $5.9 million. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation, and loss (gain) on the disposal of property, plant and equipment, as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2023 was $5.5 million and consisted mainly of $4.3 million utilized towards the purchase of the building located at 2999 Waltham Way McCarran, NV 89434 and $1.2 million utilized towards purchases of fixed assets. Net cash used in investing activities for the six months ended June 30, 2022 was $0.4 million and consisted mainly of $1.0 million utilized towards the purchase of property, plant and equipment, $1.1 million of proceeds from the sale of equipment and $0.5 million utilized towards the warrant exercise.

Net cash provided by (used in) financing activities

Net cash used in financing activities of $0.8 million for the six months ended June 30, 2023 consisted of $2.8 million in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $2.9 million in net proceeds from the loan agreement secured with the Summit Investment Services, LLC offset by the $6 million used to pay off the note payable as noted in Note 11 and by $0.6 million related to tax withholdings to cover RSU vesting. Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $4.6 million in net proceeds from the sale of Aqua Metals shares pursuant to the ATM.

As of June 30, 2023, we had total cash of $6.2 million and working capital of $4.0 million. However, in July 2023, we completed a public offering of 18,193,000 shares of our common stock, at the public offering price of $1.10 per share.  After the deduction of the underwriter’s discount and the underwriter expenses payable by us, we received net proceeds of $18.5 million. As of the date of this report, and after giving effect to the net proceeds of our July 2023 public offering we believe that we have sufficient capital to fund our proposed operating plan for, at least, 12 months following the date of this report, including the commencement of the Phase One build-out of our recently acquired five-acre recycling campus at TRIC. However, as of the date of this report, we believe that we will require additional capital in order to fund our proposed business plan beyond the next 12 months, including the completion of the Phase One build-out of our recycling campus at TRIC and start of our full-scale commercial operations.

We intend to raise additional capital through conventional loans, potential government backed debt offerings, government grants or through the sale of our common shares via our current at-the-market offering. In that regard, on July 18, 2023, we entered into a Securities Purchase Agreement with Yulho, pursuant to which we agreed to sell and issue to Yulho in a registered direct offering 4,545,455 shares of our common stock, at an offering price of $1.10 per share, for the gross proceeds of $5 million. The transaction closed on August 4, 2023. However, there can be no assurance that additional capital will be available to us on reasonable terms or at all. Funding that includes the sale of our equity may be dilutive. If financing is not available on satisfactory terms, we will be unable to further pursue our business plans and we will be unable to continue operations.

Critical Accounting Estimates

No material changes from what was reported in the 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

We have a limited operating history and limited revenue producing operations and are currently undertaking a reset of our business strategy. Therefore, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through June 30, 2023, we generated a total of $11.7 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead, and all but approximately $285,000 of which was derived prior to the November 2019 fire at our former LAB recycling facility at TRIC. Following the TRIC fire, we chose to suspend all plant-based revenue producing operations, entered into a lease-to-buy agreement with respect to TRIC and have shifted our business model to focus exclusively on the licensing of our AquaRefining technology to partners engaged in LAB recycling. We also commenced the research and development of the application of our AquaRefining technology to the recycling of lithium-ion batteries. Based upon our success to date in recovering high value metals from lithium-ion batteries using our AquaRefining technology, we have commenced the development of a five-acre recycling campus designed to process up to 10,000 tonnes of lithium-ion battery material annually. While we intend to continue to pursue our licensing business model, the development of our lithium-ion battery recycling facility represents a significant change in our business strategy and course of operations. As of the date of this report, we estimate that we will begin to realize modest revenues from lithium-ion battery recycling in 2024, however we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from either our licensing model or our lithium-ion battery recycling facility. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations and we are, for all practical purposes, an early-stage company subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business, including, without limitation:

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

•	our ability to successfully develop our proposed lithium-ion recycling facility;
•	our ability to demonstrate that our AquaRefining technology can recycle either LABs or lithium-ion batteries on a commercial scale; and
•	our ability to license our AquaRefining process and sell our AquaRefining equipment to Yulho, ACME Metal Enterprise Co., Ltd and other recyclers of LABs and lithium-ion batteries.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We recently commenced the development of a lithium-ion recycling facility, however we are in the early stages of developing the facility and there can be no assurance that we will be able to successfully develop the facility or, if we do, realize the expected benefits of the facility. In January 2023, we announced our plans to conduct the phased development of a five-acre recycling campus in the Tahoe-Reno Industrial Center, or TRIC, in McCarran, Nevada. The facility is designed, when fully developed, to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary AquaRefining technology. On February 1, 2023, we closed on the acquisition financing and purchased the five-acre site, plus the existing 21,000 square foot building, and as noted elsewhere, in July 2023 we raised a net of $18.5 million in a public offering of our common shares the net proceeds of which will allow us to commencement of the Phase One build-out of the facility. We will need additional financing to complete the build-out of Phase One, which we intend to pursue through conventional non-dilutive loans, potential government backed debt offerings, government grants or through the sale of our common stock via our current at-the-market offering or otherwise including the close of our proposed $5 million sale of common stock to Yulho. Subject to our receipt of development financing on a timely basis, we expect to complete development of Phase One, including all equipment installation, by the end of first quarter of 2024 and to commence operations at the new campus in the second quarter of 2024. However, there can be no assurance we will be able to do so.

We have initiated the research and development of the application of our AquaRefining technology to the recycling and recovery of lithium-ion batteries, however there can be no assurance that our efforts will be successful. In September 2021, we announced the establishment of our Innovation Center, in McCarran, Nevada, focused on applying our AquaRefining technology to lithium-ion battery recycling research and development and prototype system activities. Earlier in 2021, we filed a provisional patent for recovering high-value metals from recycled lithium-ion batteries to complement the patents for AquaRefining. At the end of 2022 and through second quarter of 2023, we successfully recovered all valuable materials from spent lithium batteries at production scale using our AquaRefining technology: lithium hydroxide, copper, nickel, cobalt, and manganese dioxide. We are continuing our efforts to improve our Li AquaRefining process; however, there can be no assurance that our efforts will be successful or that we will be able to conduct the recycling and recovery of the high value metals from lithium-ion batteries on a commercial scale.

Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business. We propose to commercially exploit our AquaRefining process primarily by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of LABs, and lithium-ion batteries. In July 2021, we entered into an agreement with ACME Metal Enterprise Co., Ltd to deploy and potentially license our AquaRefining equipment at ACME’s LAB recycling facility in Keelung, Taiwan, however as of the date of this report, our collaboration with ACME has not led to a licensing arrangement. In July 2023, we entered into an Agreement to Execute a License Agreement with Yulho pursuant to which each party has agreed to use their good faith best efforts to negotiate and execute a definitive license agreement by which we would grant Yulho a license to our AquaRefining technology for Yulho’s use in recycling lithium-ion batteries in the Republic of Korea. We are also currently seeking to negotiate agreements with others. However, there can be no assurance we will be able to conclude a licensing agreement with ACME, Yulho or any others, or that we will be able to do so on terms that benefit us. Our ability to enter into licensing, joint ventures and strategic relationships with third parties will depend on our ability to demonstrate the technological and commercial advantages of our AquaRefining process, of which there can be no assurance. Also, even if we are able to enter into licensing, joint venture or strategic alliance agreements, there can be no assurance that we will be able to obtain the expected benefits of any such arrangements. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, potential additional challenges in protecting our intellectual property, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.

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

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of June 30, 2023, we had total cash of $6.2 million and working capital of $4.0 million. However, in July 2023, we completed a public offering of 18,193,000 shares of our common stock, at the public offering price of $1.10 per share.  After the deduction of the underwriter’s discount and the underwriter expenses payable by us, we received net proceeds of $18.5 million. As of the date of this report, and after giving effect to the net proceeds of our July 2023 public offering, we believe that we have sufficient capital to fund our proposed operating plan for, at least, 12 months following the date of this report, including the commencement of the Phase One build-out of our recently acquired five-acre recycling campus at TRIC. However, as of the date of this report, we believe that we will require additional capital in order to fund our proposed business plan beyond the next 12 months, including the completion of the Phase One build-out of our recycling campus at TRIC and start of our full-scale commercial operations. We intend to raise additional capital through conventional loans, potential government backed debt offerings, government grants or through the sale of our common shares via our current at-the-market offering. In that regard, on July 18, 2023, we entered into a Securities Purchase Agreement with Yulho, pursuant to which we agreed to sell and issue to Yulho in a registered direct offering 4,545,455 shares of our common stock, at an offering price of $1.10 per share, for the gross proceeds of $5 million. The transaction closed on August 4, 2023. However, there can be no assurance that additional capital will be available to us on reasonable terms or at all. Funding that includes the sale of our equity may be dilutive. If financing is not available on satisfactory terms, we will be unable to further pursue our business plans and we will be unable to continue operations.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have 2 issued US patents, 57 international patents, 2 international allowances and secured 1 allowance (US) related to our AquaRefining process.

We also have further patent applications pending in the United States and numerous corresponding patent applications pending in 19 additional jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since January 1, 2023, the reported high and low sales prices of our common stock have ranged from $0.97 to $1.69 through August 3, 2023. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 22, 2015.
3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21. 2022.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019
3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 21, 2022
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith
101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	August 9, 2023	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)