Form 10-K
period 2023-12-31
Aqua Metals, Inc.
filed 2024-03-28
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $92,731,305.

The number of shares of the registrant’s common stock outstanding as of March 22, 2024 was 111,953,875.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2023 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

•	our ability to have our Aqua Refining solutions gain market acceptance;
•	our ability to acquire addition working capital on reasonable terms, as needed and on a timely basis.
•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
•	the timing and success of our plan of commercialization;
•	our ability to demonstrate the operation of our AquaRefining process on a commercial scale;
•	our ability to successfully apply our AquaRefining technology to the recycling of lithium-ion batteries;
•	the effects of market conditions on our stock price and operating results;
•	our ability to maintain our competitive technological advantages against competitors in our industry;
•	our ability to maintain, protect and enhance our intellectual property;
•	the effects of increased competition in our market and our ability to compete effectively;
•	costs associated with defending intellectual property infringement and other claims;
•	our expectations concerning our relationships with suppliers, partners and other third parties; and
•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and environmental regulations;

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

Background

We were formed as a Delaware corporation on June 20, 2014, for the purpose of engaging in the business of recycling metals through a novel, proprietary and patent-pending process that we developed and named “AquaRefining.” In 2015, Aqua Metals developed a breakthrough metal recycling technology that utilizes a clean, closed-loop process that can produce high-purity metal. We believe this innovative approach can deliver raw materials back into the manufacturing supply chain while reducing emissions and toxic byproducts and creating a safer work environment. In particular, the modular AquaRefining systems have already demonstrated the ability to recover critical minerals from both lead acid batteries and lithium-ion batteries and can reduce the cost and environmental impact of battery recycling.

Aqua Metals has a history of battery recycling, having first owned and operated a pilot lead acid battery recycling facility between 2017 and 2019. This breakthrough technology was initially applied in the lead acid battery (LAB) recycling industry, building the first integrated recycling system for breaking LAB and recovering pure metal. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 ‘AquaRefined’ ingots operating twenty-four hours a day, seven days a week for sustained periods of time.

In February 2021, we announced our entry into the lithium-ion battery (LiB) recycling market through a key provisional patent we filed that applies the same innovative AquaRefining approach. In August 2021, we announced we had established our Innovation Center in the Tahoe-Reno Industrial Center (TRIC) focused on applying our proven technology to LiB recycling research, development and prototyping. Our strategic decision to apply our proven clean, closed-loop hydrometallurgical and electrochemical recycling experience to lithium-ion battery recycling is designed to meet the growing demand for critical metals driven by the global transition to electric vehicles; growth in Internet data centers; and alternative energy applications including solar, wind, and grid-scale storage.

During the first half of 2022, we announced our ability to recover copper, lithium hydroxide, nickel, cobalt and manganese dioxide from lithium-ion battery ‘black mass’ at bench scale at the Company’s Innovation Center. During 2022, we built our fully-integrated pilot system, located within the Company’s Innovation Center, which is designed to enable Aqua Metals to be the first company in North America to recycle battery minerals from black mass, sell them in the U.S. and position the Company as the first sustainable LiB recycler in North America to align with the U.S. government’s goal of retaining strategic battery minerals within the domestic supply chain.

During 2022, we conducted environmental comparisons based on Argonne National Lab’s modeling of lithium battery supply chains – called EverBatt. The initial results indicate that AquaRefining is a cleaner and more sustainable approach to LiB recycling, producing far less CO2 waste streams than smelting or chemical-driven hydrometallurgical processes currently on the market. In December 2022, we completed equipment installation and began to operate our first-of-a-kind LiB recycling facility, utilizing renewable electricity as the reagent to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. In January of 2023, Aqua Metals recovered its first metals from recycling lithium batteries using the patent-pending Li AquaRefining process.

In February 2023, we acquired a five-acre recycling campus at the Tahoe Reno Industrial Center (TRIC). When fully developed, the facility we envision is designed to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary Li AquaRefining technology. Subject to our receipt of the required additional capital, we expect to complete development of phase one, including all equipment installation, by mid-2024 and to commence the commissioning and operation at the new campus in the second half of 2024. The Company is planning for a phased development of the campus, beginning with the already commenced redevelopment of an existing building on-site into the first commercial-scale Li AquaRefinery, targeting 3,000 tons per annum (tpa) capacity in phase one. In January through March of 2024, we have made significant progress on the construction of the planned first phase of the commercial Li AquaRefinery.

Unless otherwise indicated, the terms “Aqua Metals,” “Company,” “we,” “us,” and “our” refer to Aqua Metals, Inc. and its wholly owned subsidiaries.

All references in this report to “ton” or “tonne” refer to a metric ton, which is equal to approximately 2,204.6 pounds.

Overview

Aqua Metals is seeking to reinvent metal recycling with its patented and patent-pending AquaRefining™ technologies. Aqua Metals is focused on developing cleaner and safer metals recycling through innovation. We believe Aqua Metals can expand the development of breakthrough technologies for sustainable metal recycling and deliver high-value critical minerals back into the manufacturing supply chain while reducing emissions and toxic byproducts and creating much safer work environments.

Aqua Metals has invested in breakthrough metals recycling methodologies that we believe are environmentally responsible, economically competitive, and will help retain critical strategic metals within the U.S. while enabling domestically produced, sustainably produced, recycled metals to enter the supply chain and lower sole reliance on unsafe and toxic mining operations. Since 2015, Aqua Metals has developed breakthrough metal recycling technologies that utilize a clean, closed-loop process that can produce ultra-high purity metals. AquaRefining is designed to deliver raw materials back into the manufacturing supply chain, and replaces the need for polluting furnaces and hazardous chemicals with electricity-powered electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and minimal waste.

We believe Aqua Metals' regenerative electro-hydrometallurgical recycling method potentially offers a substantial improvement over traditional pyrometallurgical and hydrometallurgical recycling techniques, which produce much higher emissions, lower recovery rates, and significant landfill waste. We believe the AquaRefining process has the potential to vastly reduce the environmental impact of recycling lithium batteries as compared to other processes while providing a higher yield of high-purity metals essential for the burgeoning US battery manufacturing industry.

We are in the process of demonstrating that Li AquaRefining can create the highest quality and highest yields of recovered minerals from lithium-ion batteries, with lower waste streams and lower costs than alternatives. With the proven ability to recover valuable metals from lithium-ion batteries at our pilot facility in the TRIC, our goal is to demonstrate our ability to process commercial quantities of high-purity lithium hydroxide and/or carbonate, nickel, cobalt, manganese dioxide, and copper in pure forms that can be sold to the general metals and superalloy markets, and can be made into battery precursor compound materials with proven processes that are already used in the battery industry.

The Company is also exploring additional novel applications of AquaRefining across metals recycling industries at our Innovation Center, including recycling emerging battery chemistries and opportunities to develop additional products for sale to customer specifications.

Our Markets

Aqua Metals’ AquaRefining process produces high purity metals and alloys that can be returned into the battery manufacturing supply chain or sold into metals markets for use across various advanced manufacturing industries. This combination of approaches and the broad applicability of the end products we aim to produce enables Aqua Metals to create low-emissions inputs for the battery supply chain or to help decarbonize other sectors that utilize these critical metals and superalloys – creating a more resilient and adaptable business model for the Company as a whole.

Metals Markets

Most of the minerals and metals that can be recovered in the recycling of batteries of various chemistries are also globally traded commodities. Lead, copper, cobalt, nickel, and other metals can be recovered and sold in pure metal form into these markets at the prevailing price or sold directly to a customer at a price set relative to the current market price.

For example, battery metals are globally traded metal commodities. Metals such as lead for LABs and nickel, cobalt, copper and lithium for LIBs are the essential components for the world’s rechargeable batteries. These metals are globally traded primarily on the London Metals Exchange (LME and the Shanghai Metals Exchange (SHME) in China also trades these elements. In their pure forms, the other minerals that Aqua Metals intends to recover from spent batteries can be sold into these global markets. Unlike lead markets where recycled mineral content achieves up to 90% of new LAB batteries in a mature industry, lithium and related metals recycling currently achieves only 1-3% recycled mineral content of new LiB batteries, relying almost entirely on newly mined ore and refining to meet global demand.

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

Lead Acid Batteries

According to Grand View Research, annual lead acid battery sales are expected to grow to $84 billion by 2025, driving demand for lead. Similar prospects for healthy growth in the lead industry continue to be published and support continued growth in demand for lead for at least the next 15 years. We believe that grid storage and other energy storage applications linked to renewable energy (solar and wind) will also generate increased demand for LABs, where low cost, safety and reliability will make them attractive options.

The increase in LAB manufacturing in general and particularly in China, India, and Southeast Asia, has increased demand for lead, putting pressure on global recycling networks to meet this demand. At present, we believe that much of the LAB recycling performed outside of the U.S., Canada, the EU, Japan, and Australia is carried out in outdated facilities with poor environmental standards and insufficient enforcement. China, India, Pakistan, and South America appear to be moving toward tougher regulation and enforcement. Even the cleanest incumbent lead recycling operations produce more pollution and worker safety challenges than our lead AquaRefining alternative. We believe that further aging of incumbent facilities coupled with ever tightening pollution and worker safety regulations will drive a demand in all markets for less polluting LAB recycling processes.

The Lithium Battery Market

Global demand for Li-ion batteries is expected to soar over the next decade, with the number of GWh required increasing from about 700 GWh in 2022 to around 4.7 TWh by 2030 (Figure 1 below). Batteries for mobility applications, such as electric vehicles (EVs), will account for the vast bulk of demand in 2030—about 4,300 GWh; an unsurprising trend seeing that mobility is growing rapidly. This is largely driven by three major drivers:

●

A regulatory shift toward sustainability, which includes new net-zero targets and guidelines, including Europe’s “Fit for 55” program, the US Inflation Reduction Act, the 2035 ban of internal combustion engine (ICE) vehicles in the EU and in the State of California in the U.S., and India’s Faster Adoption and Manufacture of Hybrid and Electric Vehicles Scheme.

●	Greater customer adoption rates and increased consumer demand for greener technologies (up to 90 percent of total passenger car sales will involve EVs in selected countries by 2030).
●	Announcements by 13 of the top 15 OEMs to discontinue production of ICE vehicles and achieve new emission-reduction targets.

Figure 1: Growth of the Li-ion Battery Market Battery

Battery energy storage systems (BESS) are expected to have a CAGR of 30 percent, and the GWh required to power these applications in 2030 will be comparable to the GWh needed for all applications today. China could account for 45 percent of total Li-ion demand in 2025 and 40 percent in 2030—most battery-chain segments are already mature in that country. Nevertheless, growth is expected to be highest globally in the EU and the United States, driven by recent regulatory changes, as well as a general trend toward localization of supply chains. In total, at least 120 to 150 new battery factories will need to be built between now and 2030 globally to have sufficient capacity to meet predicted demand. In line with the surging demand for Li-ion batteries across industries, it is projected that revenues along the entire value chain will increase 5-fold, from about $85 billion in 2022 to over $400 billion in 2030 (Figure 2). Active materials and cell manufacturing may have the largest revenue pools. Mining is not the only option for sourcing battery materials since recycling is also an option. Although the recycling segment is expected to be relatively small in 2030, it is projected to grow more than three-fold in the following decade, when more batteries reach their end-of-life and greater quantities of manufacturing scrap material become available for recycling.

Figure 2: Li-ion Revenue Opportunities through 2030

Lithium Batteries

EV batteries are powered by a battery pack made up of individual cells. Each cell has 4 components: the cathode, anode, separator, and electrolyte. Lithium-ion batteries use different raw materials for each of the components. The most common material used for the anode is graphite. The most widely used metals for the cathode is metal oxides that are combinations of lithium, cobalt, nickel, manganese, and aluminum. The electrolyte is generally made using acidic salts and solvents such as sulfuric acid and there are also solid-state silicon-based alternatives under development and early deployments have begun. The separator is usually created using a porous, polyolefin material like polyethylene or polypropylene.

Lithium-ion battery recycling is the method of taking EV batteries and splitting it into its components, ultimately into the original raw materials (lithium, nickel, cobalt, etc.) that can be reused in new batteries. While making lithium-ion batteries for EVs is important to address climate change, the batteries themselves are harmful to the environment if left in landfills or burned. Currently, only a small fraction of lithium-ion batteries are recycled and that must get close to 100% both to avoid environmental issues and to recapture the critical minerals in those spent batteries to feed the massive demand growth curve.  Battery recycling helps address this problem, but current pyro-based battery recycling technology (smelting) also creates harmful emissions, potentially creating new climate problems faster than they are being solved. There are alternative hydro-based technologies available and rely on older methodologies that are known to create significant waste streams, potentially with more waste than product recovered, which have their own negative environmental and economic impacts.

Black Mass

        Lithium-ion batteries are comprised of valuable metals such as lithium, copper, manganese, cobalt, and nickel. Once a battery is retired, the batteries can be collected, fully discharged, then shredded and base metals are separated to prepare them for recycling. This shiny, metallic mixture is what is called ‘black mass’—and it contains all the valuable metals that make up battery anodes and cathodes, the most expensive parts of a battery and the companies that collect and process batteries into black mass are referred to as ‘shredders’. The typical black color is due to the high concentrations of graphite contained in the anodes of batteries, which has a very dark black color. Black mass makes up about 40-50% of the total weight of an EV battery. Materials like the binder, copper, electrolytes, plastics, aluminum, and steel have been physically separated out by shredders before being recycled.

There are two main processes to producing black mass:

1.

Pyrometallurgy: some black mass producers will use high temperatures to burn off unwanted materials like plastics and remaining electrolyte. This can create hazardous emissions and waste that must be captured or mitigated, and result in less recovered material.

2.

Hydrometallurgy: many producers use solution-based techniques—using water, chemicals and electricity to crush and separate the materials from a battery. This eliminates the need for polluting furnaces and energy intensive processing, creating a lower-carbon black mass.

       Aqua Metals specifically partners with producers that use non-pyro processes in order to create black mass to meet their own objectives for creating low-carbon recycled materials. The exact composition of black mass can vary considerably based on a number of factors. To start, there are many different types of lithium-ion batteries and manufacturing scrap forms, which will revert back to a mix of different elements and different ratios, including lithium, nickel, iron, titanium, copper, cobalt, manganese, and others (their use of lithium is the commonality).

       Each manufacturer also has their own specific ‘recipe’ for their cathodes, cell type/form factors, as well as module type and pack assembly for different applications (cell phones, laptops, electric vehicles, etc.). Currently, the most popular types of lithium-ion batteries in the world incorporate significant amounts of nickel, cobalt, lithium, and manganese—so black mass produced today will typically have varying concentrations of each.

AquaRefining Process

We developed AquaRefining to be a cleaner and modular alternative to smelting and chemical-based recycling methods. Our process has two key elements, both of which are integral to our issued patents and pending-patent applications. The first is our use of proprietary, non-toxic solvents that dissolves metal compounds. The second is a proprietary electrochemical process and our modular Aqualyzer cells that selectively target each critical element and converts the dissolved metal compounds into high purity metals and/or salts.

The AquaRefining process begins with the processing of crushed used batteries either in the form of paste (for LAB) or, black mass (for LIB). The active materials are first processed to remove sulfur and then dissolved in our solvent. Metals are plated from the solvent using our patented and patent-pending process allowing the solvent to be reused.

We have demonstrated at bench scale and subsequently in our pilot facility that our lithium battery AquaRefining process can generate cobalt, lithium hydroxide or carbonate, copper, nickel, and manganese dioxide from lithium-ion battery black mass. A significant benefit of our AquaRefining process is that it can produce higher yields of higher purity, and thus higher value product than that derived from primary smelters with product from secondary sources.

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

Project Site

Aqua Metals is in the process of building a new lithium-ion battery recycling facility to be located within Storey County, Nevada (the “Project”). The Project is located at 2955 & 2999 Waltham Way, McCarran, NV 89434 (the “Commercial Facility”). Aqua Metals operates a demonstration scale facility at 60 Denmark Drive, McCarran, NV 89434 (the “Innovation Center”) which utilizes the equivalent equipment and technology as is expected to be constructed and operated in the Project.

Figure 3: Aqua Metals Site Rendering

Highlights include:

●	Five-acre campus designed to ultimately process more than 20 million pounds of lithium-ion battery material annually (10,000tpa)
●	Tahoe-Reno Industrial Center campus at the heart of Nevada’s lithium battery supply chain
●	Foreign Trade Zone designation
●	Rendering of existing building and additional land available for future expansion

Black mass materials secured to reach commercial scale in 2024, and operate into 2025.

Our Business Model

Aqua Metals is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for both lead and lithium-ion (“Li”) batteries. Our recycling process is a patented hydrometallurgical and electrochemical technology that is a novel, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that replaces polluting furnaces and hazardous chemicals with electricity-powered electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

We are applying our sustainable recycling technology principles with the goal of developing the cleanest and most cost-efficient recycling solution for lithium-ion batteries. We believe our process has the potential to produce higher quality products at a lower operating cost without the damaging effects of furnaces and greenhouse emissions. We expect to recover lithium hydroxide or lithium carbonate, copper, nickel, cobalt, and other compounds in a salable form to either be sold directly to lithium battery CAM manufactures or the commodities market. Aqua Metals estimates the total addressable market for lithium-ion battery recycling will be approximately $9 billion by 2025 and grow to exceed lead battery recycling by the end of the decade. Unlike the mature lead recycling market, the deployed lithium-ion battery recycling infrastructure to serve market growth does not exist today.

Our business strategy is based on the pursuit of building and operating Li AquaRefining recycling capacity to meet the growing demand for critical metals in lithium-ion batteries driven by innovations in automobile batteries, growth in internet data centers, and alternative energy applications, including solar, wind, and grid-scale storage.

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. Throughout 2023 and now into 2024, we have demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide or lithium carbonate, copper, nickel, cobalt, and other compounds. Our goal is to process commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We have operated the first Li AquaRefining pilot plant throughout 2023. The location for the pilot demonstration facility is currently the Innovation Center with expansion to happen at our new 5-acre recycling campus to commercial quantities. Once fully completed, our commercial facility is designed to process ~10,000 tonnes / year or more of battery materials, with our first phase, which would be enough material to build ~100,000 average EVs or ~400,000 average home energy storage systems. We are proceeding with a phased development approach, and commenced phase one of our campus in 2023, with a target capacity of 3,000 tonnes per year.

Our focus for the lithium market includes operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. We are also exploring partnership and/or joint venture agreements, particularly as our Li AquaRefining matures. We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants to accelerate our expansion and progress.

The market for lithium-ion batteries is global in scale but local in nature and execution, with large differences in local regulation, custom and practice, and access to transportation and electricity costs. In some regions, it is highly regulated, and in others it is not. Consequently, we are evolving our business model to commercialize our technology optimally across multiple locations.

Competition

Our development of recycling technology for lithium-ion batteries is a unique approach to extracting the high-value metals compared to the array of other potential solutions under development. Currently, smelting is the only commercially proven process for recycling lithium-ion batteries. The smelting process utilizes multiple high emissions steps with low yields to produce materials that typically require further refining before being utilized to manufacture new batteries. Over the next decade and beyond, when the volume of used batteries becomes significant, smelting will likely not be a viable solution due to the negative environmental impact and likelihood of regulatory restrictions on emissions. The other technologies currently under development utilize a predominately hydrometallurgical approach that consumes significant amounts of chemicals to extract the metals resulting in high cost and excessive waste streams. Our approach is a hybrid of hydrometallurgical and electrometallurgical processes like the process we have commercialized for lead, we call it “Li AquaRefining.” We believe, and our lab scale and then bench scale and now pilot scale R&D supports, that Li AquaRefining requires less chemicals, produces less waste streams, and creates higher purity products at a lower cost as compared to both smelting and standard hydrometallurgy.

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

The competitive advantages of the Aqua Metals project include:

●	Replaces furnaces and heavy chemical use with 100% electricity-powered and closed-loop recycling, creating fundamentally non polluting, cost-efficient solution that generates minimal waste
●	AquaRefining recovers all valuable materials, including Lithium Hydroxide, Lithium Carbonate, and Manganese Dioxide, which are not recovered by competing methods
●	Recovers the high-value metals lost in smelting (like lithium and manganese), and produces high purity products
●	Only Li-ion recycling method with pathway to net-zero operations
●	Strong IP protection: 73 global patents; 43 patents pending
●	Only electro-hydrometallurgy recycler in North America
●	Safer work environment, less hazardous materials, eliminates constant trainloads of chemicals
●	Massive and growing global addressable market
●	Greenfield opportunity for partnerships and strategic alliances

Intellectual Property Rights

We regard the protection of our technologies and intellectual property rights as an important element of our business operations and crucial to our success. We endeavor to generate and protect our intellectual property assets through a series of patents, trademarks, internal and external policy and procedures and contractual provisions.

Patent Portfolio

Currently, we have secured 3 US patents, 32 international patents, and 3 allowances (international). In addition to the US patents, we have international patents/allowances in the African Regional Intellectual Property Organization, African Intellectual Property Organization, Australia, Brazil, Canada, Chile, China, the Eurasian Patent Organization, European Union, Honduras, India, Indonesia, Japan, Malaysia, Mexico, Peru, South Korea, South Africa, Ukraine, and Vietnam. We also have 32 US and foreign patent applications pending with patent applications pending in 16 additional non-US jurisdictions, across six distinct patent applications relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. The claims of the granted patents substantially address the same subject matter and are drawn to various aspects of processing lead or lithium materials using an aqua refining process. Differences in the claim number and scope are due to local rules and practice as well as the target metal.

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

Trademark Portfolio

We have filed for trademark registration in the US and foreign countries for the following trademarks:

•	AQUA METALS (11 foreign countries)
•	AQUAREFINING (10 foreign countries)
•	AQMS (US only)
•	AQUAREFINERY (9 foreign countries)

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

Employees

As of the date of this report, we employ 53 people on a full-time basis. None of our employees are represented by a labor union.

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

Risks Relating to Our Business and Operations

We have a limited operating history and limited revenue producing operations and are currently undertaking a reset of our business strategy.  Therefore, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through December 31, 2023, we generated a total of $11.7 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead, and all but approximately $310,000 of which was derived prior to January 1,2020 at our former LAB recycling facility. In the last two years, the business has been focused on completing the research and development of the application of our AquaRefining technology to the recycling of lithium-ion batteries and operating a lithium-ion recycling pilot plant. Based upon our success to date in recovering high value metals from lithium-ion batteries using our AquaRefining technology, we have commenced the development of a five-acre recycling campus designed to process up to 10,000 tonnes of lithium-ion battery material annually. While we intend to continue to pursue our licensing business model, the development of our lithium-ion battery recycling facility represents a significant change in our business strategy and course of operations.  As of the date of this report, we estimate that we will begin to realize revenues from lithium-ion battery recycling in 2024, however we are unable to estimate when we expect to commence any meaningful commercial or revenue producing operations from either our licensing model or our lithium-ion battery recycling facility. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations and we are, for all practical purposes, an early-stage company subject to all the risks inherent in the initial organization, financing, expenditures, complications, and delays in a new business, including, without limitation:

•

our ability to successfully apply, and realize the expected benefits of applying, our AquaRefining technology to the plating of high value metals found in lithium-ion batteries, including cobalt, nickel, and copper;

•

the timing and success of our plan of commercialization and the fact that we have not entered into a commercial license for our AquaRefining technology and only have recently commenced the build out of our lithium-ion recycling facility;

•	our ability to successfully develop our proposed lithium-ion recycling facility;
•	our ability to demonstrate that our AquaRefining technology can recycle either LABs or lithium-ion batteries on a commercial scale; and
•	our ability to license our AquaRefining process and sell our AquaRefining equipment to recyclers of LABs and lithium-ion batteries.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2023, we had total cash of $16.5 million and working capital of $13.7 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our business strategy. We intend to acquire the necessary capital though debt financing or through the sale of equity. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

The report of our independent registered public accounting firm for the year ended December 31, 2023 states that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We recently commenced the development of a lithium-ion recycling facility, however we are in the early stages of developing the facility and there can be no assurance that we will be able to successfully develop the facility or, if we do, realize the expected benefits of the facility. In January 2023, we announced our plans to conduct the phased development of a five-acre recycling campus in the Tahoe-Reno Industrial Center, or TRIC, in McCarran, Nevada. The facility is designed, when fully developed, to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary AquaRefining technology. On February 1, 2023, we closed on the acquisition financing and purchased the five-acre site, plus the existing 21,000 square foot building, and as noted elsewhere, in third quarter of 2023 we raised a net of $22.9 million from the sale of our common stock. We believe the net proceeds will allow us to commence the Phase One build-out of the facility. However, we will need additional financing to complete the build-out of Phase One, which we intend to pursue through conventional non-dilutive loans, potential government backed debt offerings, government grants or through the sale of our common stock via our current at-the-market offering. Subject to our receipt of development financing on a timely basis, we expect to complete development of Phase One, including all equipment installation, by the end of first half of 2024 and to commence operations at the new campus in the second half of 2024. However, there can be no assurance we will be able to do so.

Our business is dependent upon our successful implementation of novel technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in battery recycling operations are widely used and proven, our AquaRefining process is largely novel and, to date, has been demonstrated on a modest scale of operations. While we have shown that our proprietary technology can produce AquaRefined metals from batteries on a small scale, we have not processed recycled batteries on a commercial scale. We recently commenced the development of a five-acre recycling campus designed to process lithium-ion batteries, however there can be no assurance that we will be able to complete the development of the recycling facility or, if we are able to do so, that we will be able to successfully process lithium-ion batteries on a commercial scale. In this regard, as we developed our LAB recycling facility at TRIC during 2018 and 2019, there can be no assurance that we will not encounter unforeseen complications as we pursue our revised business model.

Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled lead from LABs and high value metals from lithium-ion batteries through a novel, and proven on a modest scale, technology. While the production of recycled batteries is an established business, to date virtually all recycled metals have been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled batteries in commercial quantities other than by way of smelting. In addition, neither we nor anyone else has ever successfully built a production line that commercially recycles batteries without smelting. Further, there can be no assurance that either we will be able to produce AquaRefined metals from batteries in commercial quantities at a cost of production that will provide us with an adequate profit margin. The uniqueness of our AquaRefining process presents potential risks associated with the development of a business model that is untried and unproven.

We have initiated the research and development of the application of our AquaRefining technology to the recycling and recovery of lithium-ion batteries, however there can be no assurance that our efforts will be successful. In September 2021, we announced the establishment of our Innovation Center, in McCarran, Nevada, focused on applying our AquaRefining technology to lithium-ion battery recycling research and development and prototype system activities. In 2021, we filed a provisional patent for recovering high-value metals from recycled lithium-ion batteries to complement the patents for AquaRefining. At the end of 2022 and throughout 2023, we successfully recovered all valuable materials from spent lithium batteries at production scale using our AquaRefining technology: lithium hydroxide, copper, nickel, cobalt, and manganese dioxide. We also operated our pilot plant throughout 2023. We are continuing our efforts to improve our Li AquaRefining process; however, there can be no assurance that our efforts will be successful or that we will be able to conduct the recycling and recovery of the high value metals from lithium-ion batteries on a commercial scale.

Our business strategy includes licensing arrangements and entering into joint ventures and strategic alliances, however as of the date of this report we have no such agreements in place and there can be no assurance we will be able to do so. Failure to successfully integrate such licensing arrangements, joint ventures, or strategic alliances into our operations could adversely affect our business. We propose, as one of our business strategies, to commercially exploit our AquaRefining process by licensing our technology to third parties and entering into joint ventures and strategic relationships with parties involved in the manufacture and recycling of batteries. We are also currently seeking to negotiate agreements with others. However, there can be no assurance we will be able to conclude a licensing agreement with any partners, or that we will be able to do so on terms that benefit us. In 2023, we exited our proposed collaboration with LINICO by way of the sale of our LINICO common stock to LINICO’s parent, Comstock Inc., and we ceased the development of recycling operations at the Taiwan facilities of ACME Metals. Our ability to enter into licensing, joint ventures and strategic relationships with third parties will depend on our ability to demonstrate the technological and commercial advantages of our AquaRefining process, of which there can be no assurance. Also, even if we are able to enter into licensing, joint venture or strategic alliance agreements, there can be no assurance that we will be able to obtain the expected benefits of any such arrangements. In addition, licensing programs, joint ventures and strategic alliances may involve significant other risks and uncertainties, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, potential additional challenges in protecting our intellectual property, and unidentified issues not discovered in our due diligence process, such as product quality, technology issues and legal contingencies. In addition, we may be unable to effectively integrate any such programs and ventures into our operations. Our operating results could be adversely affected by any problems arising during or from any licenses, joint ventures or strategic alliances.

Even if our licensees are successful in recycling batteries using our processes, there can be no assurance that the AquaRefined recycled metals will meet the certification and purity requirements of the potential customers. A key component of our business plan is the production of recycled metals through our AquaRefining process. Our customers will require that our AquaRefined metals meet certain minimum purity standards and, in all likelihood, require independent assays to confirm the metal’s purity. As of the date of this report, we have produced limited quantities of AquaRefined metals. We have not produced AquaRefined metals in significant commercial quantities and there can be no assurance that we will be able to do so or, that such metals will meet the required purity standards of our customers. Further, while we have recently commenced the application of our AquaRefining process towards the recovery of high value metals found in lithium-ion batteries, such as cobalt, nickel, lithium hydroxide, lithium carbonate, copper, and manganese dioxide, we have only recently begun the development of recycling of lithium-ion batteries, and there can be no assurance that our efforts will be successful or that we will be able to conduct the recycling and recovery of the high value metals from lithium-ion batteries on a commercial scale.

While we have been successful in producing AquaRefined metals in small volumes, there can be no assurance that either we or our licensees will be able to replicate the process, along with all of the expected economic advantages, on a large commercial scale either for us or our prospective licensees. Our initial commercial operations involved the production of lead compounds and plastics from recycled LABs, and the sale of lead bullion and AquaRefined lead. While we believe that our development, testing and limited production to date has validated the concept of our AquaRefining process, the limited nature of our operations to date are not sufficient to confirm the economic returns on our production of recycled metals. Further, we have only recently commenced commercial operations in the area of recycling of lithium-ion batteries. There can be no assurance that either us or our licensees will be able to produce AquaRefined metals from batteries in commercial quantities at a cost of production that will provide us and our proposed licensees with an adequate profit margin.

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have 3 issued US patents, 32 international patents, and 3 international allowances related to our AquaRefining process.

We also have further patent applications pending in the United States and numerous corresponding patent applications pending in 16 additional jurisdictions relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. However, no assurances can be given that any patent issued, or any patents issued on our current and any future patent applications, will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents issued now or in the future will not be challenged, invalidated, or circumvented.

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

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.  Our internal computer systems and those of our current and any future customers, vendors, licensees, collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our research and development and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our recycling technologies could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our customers, vendors, licensees, collaborators and other contractors or consultants, including personal information of our employees and others, and company and third-party confidential data. In addition, outside parties may attempt to penetrate our systems or those of our customers, vendors, licensees, collaborators and other contractors or consultants or fraudulently induce our personnel or the personnel of third parties to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyberattack. The number and complexity of these threats continue to increase over time. If a material breach of, or accidental or intentional loss of data from, our information technology systems or those of our customers, vendors, licensees, collaborators and other contractors or consultants occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices.

Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with third parties, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our customers, vendors, licensees, collaborators and other contractors or consultants will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

Risks Relating to Geopolitical, Macroeconomic and Industry Factors

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations. Our business could be adversely affected by conditions in the U.S. and global economies, the United States and global financial markets and adverse geopolitical and macroeconomic developments, including rising inflation rates, the continuing adverse impact of the COVID-19 pandemic, the Ukrainian/Russian and Israeli/Palestinian conflicts and related sanctions, bank failures, and economic uncertainties related to these conditions. While the COVID-19 pandemic has abated, many of the consequences of the COVID-19 pandemic continue to cause disruption and increased costs for businesses. We believe there continue to be, among other things, supply chain disruptions that are causing delays in the delivery of equipment and inventory and staffing shortages.

Additionally, inflation rates, particularly in the United States, have increased to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In response to rising inflation, the U.S. Federal Reserve has raised, and may again raise, interest rates, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

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

Global economic conditions could negatively affect our prospects for growth and operating results. Our prospects for growth and operating results will be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. We believe that the market price of battery metal is relatively volatile and reacts to general global economic conditions.  Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for recyclable batteries and decreasing the price of battery metals in times of economic downturn and increasing the price of used batteries in times of increasing demand of recyclable batteries. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

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

Risks Relating to Government Law and Environmental Regulations

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

Our business involves the handling of hazardous materials and we may become subject to significant fines and other liabilities in the event we mishandle those materials. The nature of our operations involves risks, including the potential for exposure to hazardous materials such as lead, lithium hydroxide, and lithium carbonate that could result in personal injury and property damage claims from third parties, including employees and neighbors, which claims could result in significant costs or other environmental liability. Our operations also pose a risk of releases of hazardous substances, such as lead, lithium hydroxide, lithium carbonate or acids, into the environment, which can result in liabilities for the removal or remediation of such hazardous substances from the properties at which they have been released, liabilities which can be imposed regardless of fault, and our business could be held liable for the entire cost of cleanup even if we were only partially responsible. We are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources. Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party. Any such liability could result in judgments or settlements that restrict our operations in a manner that materially adversely effects our operations and could result in fines, penalties or awards that could materially impair our financial condition and even threaten our continued operation as a going concern.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since January 1, 2023, the reported high and low sales prices of our common stock have ranged from $1.69 to $0.47 through March 22, 2024. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

We have received a notice of delisting or failure to satisfy a continued listing rule from the Nasdaq. On November 24, 2023, we received a letter (from the Nasdaq Stock Market, LLC, or Nasdaq, notifying us we had fallen below compliance with respect to the continued listing standard set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules because the closing bid price of our common stock over the previous 30 consecutive trading-day period had fallen below $1.00 per share.

Pursuant to the Nasdaq’s letter and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, we have 180 days from the date of the letter, or until May 22, 2024, to regain compliance with the minimum bid price requirement in Rule 5550(a)(2) by achieving a closing bid price for our common stock of at least $1.00 per share over a minimum of 10 consecutive business days. If we do not regain compliance with Rule 5550(a)(2) during the initial 180-day period, we may be eligible for additional time to regain compliance, subject to our compliance with the Nasdaq’s continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and our provision of certain undertakings to the Nasdaq. However, there can be no assurance that we will be afforded additional time to regain compliance with the minimum bid price requirement following the initial 180-day period. If we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2) in a timely manner, the Nasdaq will commence suspension and delisting procedures.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

At Aqua Metals, Inc., we are committed to protecting our information systems, data, and sensitive information from unauthorized access, breaches, and cyber-attacks. In this section, we provide an overview of our cybersecurity practices and the measures we have implemented to mitigate cybersecurity risks. We have established comprehensive cybersecurity policies and procedures that outline the standards and guidelines for safeguarding our digital assets. These policies cover areas such as access controls, data encryption, network security, incident response, and employee awareness training. We regularly conduct thorough assessments to identify and evaluate potential cybersecurity risks. These assessments help us understand our vulnerabilities and prioritize our efforts to mitigate those risks. We have implemented risk management strategies that include proactive monitoring, and vulnerability scanning. Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. While we have not experienced any material cybersecurity threats or incidents as of the date of this Report, our cybersecurity program might not be able to prevent or mitigate future successful attacks, threats or incidents.

To prevent cyber threats, we have implemented a multi-layered approach to security. This includes firewalls, intrusion detection and prevention systems, and regular software patching. We also enforce strong password policies and implement two-factor authentication for sensitive systems. In the event of a cybersecurity incident, we have a well-defined incident response plan in place. This plan includes procedures for containment, investigation, and recovery. We also maintain backups of critical data to ensure business continuity in case of a breach or system failure.

We believe that cybersecurity is a shared responsibility. We provide regular training and awareness programs to educate our employees about best practices, potential threats, and their role in maintaining a secure environment. This includes phishing awareness, social engineering training, and ongoing communication about emerging threats.

Governance

Cybersecurity holds a critical position within our risk management framework, drawing significant attention from both our Board and management. Oversight of cybersecurity risks is vested in our Audit Committee, which regularly receives updates from senior management. These updates, provided as needed, feature insights from our leaders in information security. Topics covered include the identification of existing and emerging cybersecurity threats, progress reports on risk mitigation efforts, disclosure of cybersecurity incidents, and updates on key information security initiatives. Furthermore, our Board members engage in informal discussions with management regarding cybersecurity news and assess any revisions made to our cybersecurity risk management strategies.

Item 2.	Properties

Our executive offices are presently located in 4,183 square feet of class A office space in Reno, Nevada. We lease this facility at a lease rate of approximately $11,000 per month. The lease term began in September, 2021 and expires September 30, 2024.

We have developed and lease an Innovation Center focused on applying Aqua Metals technology to lithium-ion battery recycling. We lease this facility at a lease rate of approximately $11,000 per month. The original lease term expired on December 31, 2021, but was renewed for a three year period which commenced on January 1, 2022 and expires on December 31, 2024.

Our executive offices were previously located in 21,697 square feet of office and industrial space in a multi-building commercial project known as “Marina Village” located in Alameda, California. This lease was terminated in February 2022.

We owned a 136,750 square foot recycling facility on 11.73 acres of land located in TRIC, a 107,000-acre park located nine miles east of Reno, Nevada on I-80. As noted in Note 4, on April 26, 2023, the Company sold the real property to Comstock Inc. for $15.25 million. As noted in Note 13, after paying the note payable, the Company received the net proceeds of approximately $5.7 million.

In February 2023, we purchased a property located in TRIC. The property includes both the land and an existing building. The land totals approximately five acres and the building is approximately 21,000 square feet. The Company is currently redeveloping the existing facility and installing our first commercial-scale Li AquaRefining system, which will process an estimated 3,000 tonnes of materials annually. The Company is also exploring plans to develop the remaining land on the property to expand capacity and operations.

Item 3.	Legal Proceedings

For a description of our material pending legal proceedings, please see Note 15, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “AQMS.”

Holders of Record

As of March 22, 2024, there were eleven holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings, if any, to finance the operation and expansion of our business.

Equity Compensation Plan Information

We have adopted the Aqua Metals, Inc. 2014 Stock Incentive Plan providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. We have reserved 2,127,306 shares of our common stock under the plan. All of our officers, directors, employees and consultants are eligible to participate under the plan. The purpose of the plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company.

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

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options and warrants, and the number of securities remaining available for future issuance, under our equity compensation plan at December 31, 2023.

Number of
	Number of			Securities
	Securities to be		Weighted-	Remaining
	Issued Upon		Average Exercise	Available for
	Exercise of		Price of	Future Issuance
	Outstanding		Outstanding	Under Equity
	Options, Warrants		Options and	compensation
	and Rights		Warrants	Plans
Equity compensation plans approved by stockholders	8,654,491	(1)	$—	1,420,454
Equity compensation plans not approved by stockholders	575,993	(2)	$1.34

(1) Includes 8,654,491 relating to restricted stock units under our stock-based compensation plans.

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

In February 2023, we acquired a five-acre recycling campus at TRIC. When fully developed, the facility is designed, to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary AquaRefining technology. We expect to complete development of phase one, including all equipment installation, by the end second quarter 2024 and to commence operations at the new campus in the third quarter of 2024. Our initial plans call for upgrading the current building to install a commercial-scale Li AquaRefining system capable of recycling 3,000 tons of lithium battery ‘black mass’ each year. We expect to complete redevelopment of the current space and finalize equipment installation this year, and to commence operations at the new campus in the third quarter of 2024. The purchase of the new property was funded with a non-dilutive loan. We also intend to finance the development of Phase One through a non-dilutive loan. The Company is currently in discussions with a provider of debt financing that has provided financing in the past.

Our focus for the lead market is providing equipment and licensing of our lead acid battery recycling technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace.  Our focus for the lithium market includes operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. We are also exploring partnership and/or joint ventures agreements, particularly as our Li AquaRefining matures through 2024. We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants to accelerate our credibility and progress.

During the year ended December 31, 2023, we issued 3,244,302 shares of common stock pursuant to an At the Market Issuance Sales Agreement ("ATM") for net proceeds of $3.8 million. We raised a net of $18.3 million in the third quarter of 2023 from the public offering of our common shares and a net of $4.6 million from the sale of our common stock to Yulho.

Results of Operations for the Fiscal Year Ended December 31, 2023 Compared to the Fiscal Year Ended December 31, 2022

During the years ended December 31, 2023 and December 31, 2022, revenue resulted from the sale of inventory consisting of lead compounds that were generated during operation of our former TRIC facility. During the years ended December 31, 2023 and December 31, 2022, product sales consisted of lead bullion, lead compounds and plastics that were generated through the AquaRefining process. The following table summarizes results of operations with respect to the items set forth below for the twelve months ended December 31, 2023 and 2022 together with the percentage change from the twelve months ended December 31, 2022 for those items (in thousands).

	Year ended December 31,
			Favorable	%
	2023	2022	(Unfavorable)	Change
Product sales	$25	$4	$21	525%
Plant operations	6,282	3,959	(2,323)	(59)%
Research and development cost	1,741	1,813	72	4%
Impairment expense	4,851	579	(4,272)	(738)%
Gain on disposal of property, plant and equipment	(23)	(596)	(573)	96%
General and administrative expense	11,638	9,815	(1,823)	(19)%
Total operating expense	$24,489	$15,570	$(8,919)	(57)%

Except for nominal revenue generated from the sale of lead finished goods, we did not generate revenue during the years ended December 31, 2023 and December 31, 2022. Plant activity during 2023 and 2022 consisted of testing our lithium-ion battery recycling technology, developing the prototype system activities, and quickly advancing from the planning and validation phases to execution and operation of our pilot facility and the build out of our commercial facility.

Plant operations includes supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs, insurance, travel and overhead costs. Plant operations increase approximately $2,323,000 or 59% for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022 as a result of an increase in payroll and payroll related fees of approximately $1,702,000, as we hired additional staff to operate the pilot facility, process black mass and build out of our commercial facility in addition to an increase of $482,000 in legal fees and other service costs.

Research and development cost includes expenditures related to the improvement of the AquaRefining technology and the development of our lithium-ion battery recycling process. During the twelve months ended December 31, 2023, research and development costs decreased approximately $72,000 or 4% from the comparable period in 2022. Research and development is a key part of our business strategy and includes our focus on improving the Company's proprietary technology for LAB recycling and advancing our research related to the application of AquaRefining to recycling lithium-ion batteries. The decrease was driven by moving our focus from R&D to operating our fully integrated pilot system at the Innovation Center and build out of our commercial facility.

For the year ended December 31, 2023, we recognized a non-cash impairment charge of $4,851,000, subsequent to an analysis of our investment and construction in progress ("CIP") with regard to our investment in LINICO and ACME Metals. We recognized a loss on the investment in LINICO of approximately $1,400,000 during the year ended December 31, 2023 as the result of the sale of our LINICO common stock to LINICO's parent Comstock Inc., for $600,000 payable in twelve equal monthly installments commercing in January 2024. In addition, we recognized a loss of $3,451,000 million related to the ACME CIP as a result of the suspension of the development of recycling operations at the ACME Metals Taiwanese facility.  During 2023, management has shifted focus away from the original service under the ACME lead recycling license agreement to a new primary focus on the Lithium recycling business as a Company. As a result, management sees a decrease in the utilization of the ACME plant and its related operations, and assessed that the future expected cash flows connected with ACME are at or near zero. For the year ended December 31, 2022, we recognized a write down to fair market value of our assets held for sale of approximately $579,000. We recorded a gain of $700,000 that resulted from the write-off of plant commitment accrued expenses and $100,000 gain that resulted from the sale of CIP equipment. The gain was offset by a loss on the sale of assets held for sale of approximately $100,000 and $100,000 bad debt resulting from the sale of the battery breaker.

We recognized a gain on disposal of property, plant and equipment of approximately $23,000 during the twelve months ended December 31, 2023 compared to a gain of $596,000 for the twelve months ended December 31, 2022. For the twelve months ended December 31, 2022, the gain on property, plant and equipment resulted from the write-off of plant commitment accrued expenses. Plant clean-up and repair of fire damaged areas were completed by the end of June 30, 2022.

General and administrative expense increased approximately $1,823,000, or 19%, for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022. The increase in general and administrative expenses for the the twelve months ended December 31, 2023 includes $1,237,000 in payroll and payroll-related expenses, as well as an increase of $780,000 in travel-related expenses, advertising and promotion expenses, and overhead expenses, offset by a $300,000 decrease in professional fees.

The following table summarizes our other income and interest expense for the years ended December 31, 2023 and December 31, 2022 together with the percentage change in those items (in thousands).

	Year ended December 31,
			Favorable	%
	2023	2022	(Unfavorable)	Change

Interest expense	$(621)	$(125)	$(496)	397%
Interest and other income	$1,147	$262	$885	338%
Total other income (expense), net	$526	$137	$389	284%

We recognized interest expense of $621,000 for the year ended December 31, 2023 and $125,000 for the year ended December 31, 2022. The increase in interest expense from the prior year is due to the interest paid on the two loans secured in September 2022 and February 2023.

For the year ended December 31, 2023 and December 31, 2022, and we recorded approximately $1,147,000 and $262,000 in interest and other income, respectively, an increase of $885,000 or 338%. The $513,000 increase in interest and $242,000 in other revenue is attributable to increased interest on our bank deposits and miscellaneous income from a non-recurring engineering arrangement with 6K Energy, respectively.

Liquidity and Capital Resources

As of December 31, 2023, we had total assets of $33.6 million and working capital of $13.7 million.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(3,193)	$(10,148)
Net cash used in investing activities	$(9,813)	$(3,420)
Net cash provided by financing activities	$22,446	$12,513

Net cash used in operating activities

Net cash used in operating activities for the years ended December 31, 2023 and December 31, 2022 was approximately $3.2 million and $10.1 million, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, and stock-based compensation charges as well as net changes in working capital. During the year ended December 31, 2023, we recognized $12.3 million proceeds from sales and leasing of building to LINICO, $1.4 million expense for impairment on LINICO investment and approximately $3.5 million expense for impairment on ACME CIP. During the year ended December 31, 2022, we recognized a $0.6 million gain on disposal of property and equipment and approximately $0.6 million expense for impairment on assets held for sale.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2023 was $9.8 million compared to $3.4 million for the year ended December 31, 2022. During these periods, net cash in investing operations primarily includes fixed asset acquisitions, deposits for future fixed asset purchases and proceeds received from sale of equipment, respectively.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2023 consisted of $3.8 million in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, $2.9 million in net proceeds from the loan agreement secured with the Summit Investment Services, LLC, $18.3 million in net proceeds from our July 2023 public offering and $4.6 million in net proceeds from the Yulho transaction, offset by the $6 million used to pay off the note payable as noted in Note 13 and by $1.1 million related to tax withholdings to cover RSU vesting . Net cash provided by financing activities for the year ended December 31, 2022 consisted of $6.5 million net proceeds from ATM shares sales and $5.9 million net proceeds from the loan we secured in September 2022.

As of December 31, 2023, we had total cash of $16.5 million and working capital of $13.7 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs over the next twelve months and move forward with our current business strategy. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. We intend to seek funds through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Due to our lack of revenue from commercial operations, significant losses and need for additional capital, there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

We periodically evaluate our property, plant and equipment assets for indications that the carrying amount of an asset may not be recoverable. During the year 2023, management has shifted focus away from the original service under the license agreement (Lead business) to a new focus (Lithium business) as a Company. As such, management sees a decline in the utilization of the ACME plant and it’s related operations. At December 31, 2023, we recognized write down of approximately $3,451,000 million to equipment under construction that was not yet capitalized related to the ACME CIP as a result of the suspension of the development of recycling operations at the ACME Metals Taiwanese facility. As of December 31, 2022, management compared the carrying value of the assets held for sale against current fair market values. We determined the carrying value needed to be reduced to align with current fair market values. At December 31, 2022, we recognized write down on the assets held for sale to fair market value and $579,000.

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

Warrants

The Company classifies common stock purchase warrants as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

The value of the common stock purchase warrants are estimated using the Black-Scholes pricing model.

Stock-based compensation

We recognize compensation expense for stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” For employee stock-based awards, we calculate the fair value of the award using the closing price of the common stock on date of grant date. For stock-options we calculate the fair value of the award on the date of grant using the Black-Scholes-Merton method; the expense is recognized over the service period for awards to vest.

For stock price hurdle restricted share units the fair value of the award is calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including share price volatility, the risk-free rate of return, the expected dividend yield and other award design features.

The Company recognizes forfeitures as they occur.

Recent accounting pronouncements

See discussion of recent accounting pronouncements in Note 2 of the Consolidated Financial Statements located in Item 8 in this Annual Report.

Material cash requirements

As of December 31, 2023, we and our subsidiaries had outstanding $2,958,000 amount of indebtedness, net of issuance costs, $285,000 interest-only payments are due in the succeeding 12 months. As of December 31, 2023, our total minimum lease payments was $283,000, of which all is due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 12, Leases, and Note 13, Note payable, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

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

Finance lease obligation

We currently maintain one finance lease for equipment. In November 2021, we entered into a finance lease for a modular laboratory which expires in October of 2024.

Note payable

Aqua Metals Reno, Inc. entered into a $3,000,000 loan agreement with Summit Investment Services, LLC, a Nevada limited liability company (the “Lender”) on February 1, 2023. See Note 13 in the accompanying notes to the consolidated financial statements for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aqua Metals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Aqua Metals, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter – Equity-Classified Warrants

As described in Note 14, the Company issued (1) a warrant to purchase 363,860 shares of the Company's common stock to the underwriter of the Company's July 2023 public offering of common stock and (2) a warrant to purchase 205,761 shares of the Company's common stock to an advisor in connection with the Company’s August 2023 securities purchase agreement with Yulho Co, Ltd. The Company evaluated whether the warrants were in the scope of ASC Topic 480 Distinguishing Liabilities from Equity, which discusses the accounting for instruments with characteristics of both liabilities and equity. The  application of the requirements in ASC Topic 480, and the resulting classification conclusion, is dependent on whether certain criteria are met. Based on its analysis, the Company concluded that the warrants did not meet any of the criteria to be subject to liability classification and are therefore classified as equity.

We identified the classification of the warrants as a critical audit matter. The principal considerations for that determination included the complexity and effort required in identifying all relevant features of and obligations under the instruments for evaluation against the criteria for classification. This required a high degree of auditor effort, including specialized skills and knowledge, and complex auditor judgment in evaluating the features of and obligations under the warrants and the determination of whether such features meet the criteria for liability-classification.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for identifying and evaluating the critical terms of the warrant agreements in determining the classification.

●	With the assistance of professionals in our firm that have specialized skills and knowledge in accounting for debt and equity instruments:
o	We evaluated management’s analysis and conclusions regarding the relevant provisions and features of the warrants in light of relevant guidance and the criteria for classification.

o	We read the securities purchase agreement and underlying warrant agreements to identify the relevant features and settlement provisions for our evaluation.

o	We independently evaluated the relevant features and settlement provisions of the warrants under relevant guidance considering the criteria for classification.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2023.

New York, New York

March 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Aqua Metals, Inc. and Subsidiaries:

Reno, NV

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Aqua Metals, Inc. and Subsidiaries (collectively the "Company") as of December 31, 2022, and the related consolidated statements of operations, stockholders' equity and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  Our audit also included performing such other procedures as we considered necessary in the circumstances.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ ArmaninoLLP

San Ramon, California

March 9, 2023

We began serving as the Company's auditor in 2014. In 2023, we became the predecessor auditor.

AQUA METALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$16,522	$7,082
Note receivable - LINICO	600	—
Accounts receivable	67	12
Lease receivable	—	15,527
Inventory	929	278
Assets held for sale	—	47
Prepaid expenses and other current assets	181	263
Total current assets	18,299	23,209

Non-current assets
Property, plant and equipment, net	10,347	7,343
Intellectual property, net	281	461
Investment in LINICO	—	2,000
Other assets	4,673	489
Total non-current assets	15,301	10,293

Total assets	$33,600	$33,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,836	$1,075
Accrued expenses	2,467	1,780
Building purchase deposit	—	3,250
Lease liability, current portion	275	307
Note payable, current portion	35	5,899
Total current liabilities	4,613	12,311

Lease liability, non-current portion	—	275
Note payable, non-current portion	2,923	—
Total liabilities	7,536	12,586

Commitments and contingencies (see Note 15)

Stockholders’ equity
Common stock; $0.001 par value; 200,000,000 shares authorized; 108,308,661 and 107,880,095, shares issued and outstanding as of December 31, 2023, respectively and 79,481,751 shares issued and outstanding as of December 31, 2022	108	79
Additional paid-in capital	249,687	220,114
Accumulated deficit	(223,215)	(199,277)
Treasury stock, at cost; common shares: 428,566 and nil as of December 31, 2023 and December 31, 2022, respectively	(516)	—
Total stockholders’ equity	26,064	20,916

Total liabilities and stockholders’ equity	$33,600	$33,502

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022
Product sales	$25	$4

Operating cost and expense
Plant operations	6,282	3,959
Research and development cost	1,741	1,813
Impairment expense	4,851	579
Gain on disposal of property, plant and equipment	(23)	(596)
General and administrative expense	11,638	9,815
Total operating expense	24,489	15,570

Loss from operations	(24,464)	(15,566)

Other income and expense
Interest expense	(621)	(125)
Interest and other income	1,147	262

Total other income (expense), net	526	137

Loss before income tax expense	(23,938)	(15,429)

Income tax expense	—	(2)

Net loss	$(23,938)	$(15,431)

Weighted average shares outstanding, basic and diluted	93,931,948	75,811,034

Basic and diluted net loss per share	$(0.25)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)

Balances, December 31, 2021	70,416,552	$70	$211,309	$(183,846)	—	$—	27,533

Stock-based compensation	—	—	2,253	—	—	—	2,253
Common stock issued upon RSU vesting	2,275,731	2	—	—	—	—	2
Common stock issued for consulting services	19,176	—	19	—	—	—	19
Common stock issued for ATM share sales, net of $250 transaction costs	6,742,069	7	6,512	—	—	—	6,519
Common stock issued for directors fees	28,223	—	21	—	—	—	21
Net loss	—	—	—	(15,431)	—	—	(15,431)

Balances, December 31, 2022	79,481,751	$79	$220,114	$(199,277)	—	$—	$20,916

Stock-based compensation	—	—	2,532	—	—	—	2,532
RSUs issued for consulting services	15,781	—	12	—	—	—	12
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	1,633,506	2	(577)	—	428,566	(516)	(1,091)
Common stock issued for public offering, net of $1,713 transaction costs	18,193,000	18	18,300	—	—	—	18,318
Common stock issued for Yulho agreement, net of $372 transaction costs	4,545,455	5	4,624	—	—	—	4,629
Warrant expense related to Yulho agreement	—	—	181	—	—	—	181
Common stock issued for employee stock purchase plan sales	192,707	—	122	—	—	—	122
Common stock issued for class action settlement	469,366	1	500	—	—	—	501
Common stock issued for ATM share sales, net of $119 transaction costs	3,244,302	3	3,783	—	—	—	3,786
Common stock issued for director fees and other director incentives	104,227	—	96	—	—	—	96
Net loss	—	—	—	(23,938)	—	—	(23,938)

Balances, December 31, 2023	107,880,095	$108	$249,687	$(223,215)	428,566	$(516)	$26,064

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,938)	$(15,431)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	1,091	882
Amortization of intellectual property	180	179
Warrant expense	181	—
Fair value of common stock issued for consulting services	12	19
Stock-based compensation	2,534	2,255
Fair value of common stock issued for director fees	96	21
Amortization of deferred financing costs	128	13
Gain on disposal of property, plant and equipment	(23)	(596)
Impairment of equipment	3,451	579
Impairment of LINICO investment	1,400	—
Changes in operating assets and liabilities
Accounts receivable	(55)	120
Proceeds from sale and leasing of building	12,278	920
Inventory	(651)	(155)
Prepaid expenses and other current assets	82	93
Accounts payable	139	22
Accrued expenses	209	1,428
Other assets and liabilities	(307)	(497)
Net cash used in operating activities	(3,193)	(10,148)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,598)	(4,771)
Proceeds from sale of equipment	70	1,760
Equipment deposits and other assets	(4,285)	91
Investment in LINICO	—	(500)
Net cash used in investing activities	(9,813)	(3,420)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	22,947	—
Proceeds from employee stock purchase plan	14	108
Payments on note payable	(6,000)	—
Proceeds from note payable, net	2,931	5,886
Cash paid for tax withholdings on RSUs vesting	(1,092)	—
Debt issuance costs	(140)	—
Proceeds from ATM, net	3,786	6,519
Net cash provided by financing activities	22,446	12,513
Net increase (decrease) in cash and cash equivalents	9,440	(1,055)
Cash and cash equivalents at beginning of period	7,082	8,137
Cash and cash equivalents at end of period	$16,522	$7,082

AQUA METALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Continued)

	Year ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$480	$84
Cash paid for income taxes	$—	$2

Supplemental disclosure of non-cash transactions
Acquisitions of property, plant and equipment included in accounts payable	$1,072	$451
Acquisitions of property, plant and equipment included in accrued expenses	$1,857	$770
Increase in note receivable resulting from sale of investment	$600	$—
Increase in equity included in accrued expenses	$608	$—

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

1.	Organization and Operations

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

Liquidity and Going Concern Assessment

For the years ended December 31, 2023 and 2022, the Company reported a net loss of $23.9 million and $15.4 million, respectively, and negative cash from operations of $3.2 million (inclusive of $12.3 million of non-recurring proceeds from the sale of real estate) and $10.1 million, respectively. As of December 31, 2023, the Company had cash and cash equivalents of approximately $16.5 million, a working capital surplus of approximately $13.7 million and an accumulated deficit of $223.2 million. The Company has not generated revenues from commercial operations over the two years ended December 31, 2023, except for nominal sales of lead finished goods, and expects to continue incurring losses for the foreseeable future.

Management believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to such resources, is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through the next twelve months from the date of this filing.

The accompanying consolidated financial statements have been prepared under the assumption the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Reclassification of Prior Period Financial Statements

For the year ended December 31, 2023, impairment expense and gain on disposal of property and equipment were presented in the Consolidated Statement of Operations within loss from operations.

We have reclassified the prior period Consolidated Statement of Operations included in this filing to conform to the current period presentation, as shown in the following table:

	Twelve Months Ended December 31, 2022
	As Reported	Reclassification	As Reclassified
Operating cost and expense
Impairment expense	—	579	579
Gain on disposal of property, plant and equipment	—	(596)	(596)
Total operating expense	$15,587	$(17)	$15,570
Income (loss) from operations	$(15,583)	$17	$(15,566)

Other income and expense
Impairment expense	(579)	579	—
Gain on disposal of property, plant and equipment	596	(596)	—
Total other income (expense), net	$154	$(17)	$137

In connection with the foregoing, we have also identified the following reclassifications which will be made to the 2023 periods to be presented in the interim financial statements in our 2024 10-Q filings:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	As Reported	Reclassification	As Reclassified	As Reported	Reclassification	As Reclassified
Operating cost and expense
Gain on disposal of property, plant and equipment	—	-	-	—	(23)	(23)
Total operating expense	$4,974	$-	$4,974	$14,345	$(23)	$14,322
Income (loss) from operations	$(4,949)	$-	$(4,949)	$(14,320)	$23	$(14,297)

Other income and expense
Gain on disposal of property, plant and equipment	-	-	—	23	(23)	—
Total other income (expense), net	$402	$-	$402	$408	$(23)	$385

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Reported	Reclassification	As Reclassified	As Reported	Reclassification	As Reclassified
Operating cost and expense
Gain on disposal of property, plant and equipment	—	(3)	(3)	—	(23)	(23)
Total operating expense	$4,855	$(3)	$4,852	$9,371	$(23)	$9,348
Income (loss) from operations	$(4,855)	$3	$(4,852)	$(9,371)	$23	$(9,348)

Other income and expense
Gain on disposal of property, plant and equipment	3	(3)	—	23	(23)	—
Total other income (expense), net	$96	$(3)	$93	$6	$(23)	$(17)

	Three Months Ended March 31, 2023
	As Reported	Reclassification	As Reclassified
Operating cost and expense
Gain on disposal of property, plant and equipment	—	(20)	(20)
Total operating expense	$4,516	$(20)	$4,496
Income (loss) from operations	$(4,516)	$20	$(4,496)

Other income and expense
Gain on disposal of property, plant and equipment	20	(20)	—
Total other income (expense), net	$(90)	$(20)	$(110)

2.	Summary of Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements include those of Aqua Metals, Inc. and its subsidiaries (collectively, the “Company” or “Aqua Metals”), after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

Accounts receivable

The Company has traditionally sold its products to large well-established companies and extends credit without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. In the event that payment of a customer’s account receivable is doubtful, the Company would reserve the receivable under an allowance for doubtful accounts. As of December 31, 2023, the Company had no trade accounts receivable balance and has not created a reserve for doubtful accounts. The total accounts receivable balance as of  December 31, 2023 consisted of proceeds from the non-recurring engineering agreement with 6K Energy.

Note receivable

As of December 31, 2023, the Company has a note receivable from the sale of stock in LINICO totaling $600,000. The proceeds will be received over a 12 month installment starting in January 2024. As of December 31, 2023, we evaluated the need for an allowance for credit loss using the guidelines set forth in ASC 326 CECL, and have determined this note is fully collectible and, therefore, we have not recorded an allowance against this balance.

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

Property, plant and equipment are stated at cost net of accumulated depreciation. Depreciation on property, plant and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease. We periodically evaluate our property, plant and equipment assets for indications that the carrying amount of an asset may not be recoverable. During 2023, management has shifted focus away from the original service under the ACME lead recycling license agreement to a new primary focus on the Lithium recycling business as a Company. As a result, management sees a decrease in the utilization of the ACME plant and its related operations, and assessed that the future expected cash flows connected with ACME are at or near zero. Therefore, at  December 31, 2023, we recognized write down of approximately $3,451,000 million to equipment under construction that was not yet capitalized related to the ACME CIP as a result of the suspension of the development of recycling operations at the ACME Metals Taiwanese facility. As of  December 31, 2022, management compared the carrying value of the assets held for sale against current fair market values. We determined the carrying value needed to be reduced to align with current fair market values. At December 31, 2022, we recognized a write down of $579,000 on the assets held for sale to their fair market value.

Intellectual property, net

Intellectual property consists of patent applications contributed to the Company by five founding stockholders and patent applications for technology developed by the Company. The useful life of this intellectual property has been determined to be ten years and the assets are being amortized straight-line over this period. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. The Company evaluates the need to record impairment during each reporting period. As of December 31, 2023 and 2022, the Company determined that the estimated life of the intellectual property properly reflected the current remaining economic life of the asset.

Investment in LINICO

Investments, which may be made from time to time for strategic reasons (and not to engage in the business of investments) are included in non-current assets in the consolidated balance sheets. Investments are recorded at cost and the Company analyzes the value of investments on a quarterly basis. The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company. The Company accounted for the LINICO investment under ASC 321, Investments-Equity Securities, using the measurement alternative of recording at cost as the investment in LINICO doesn’t have a readily determinable fair value. As of December 31, 2023, the Company sold its investment in LINICO and recorded an impairment of $1,400,000 and a receivable of $600,000.

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

Revenue is generally recognized with the delivery of the Company’s products to customers. Sales, value add, and other taxes, if any, that are collected concurrent with revenue-producing activities are excluded from revenue as they are subsequently remitted to governmental authorities. Incidental items that are immaterial in the context of the contract are recognized as expense. Freight and shipping costs related to the transfer of the Company’s products to customers are included in revenue and cost of product sales. Payment on invoices is generally due within 30 days of the invoice.

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

Research and development

The Company conducts research and development activities, primarily focusing on refining recycling processes to increase yield and purity of recovered materials. This entails experimenting with different techniques, equipment, and operational parameters to enhance efficiency. All research and development expenditures are expensed as incurred.

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

There are no assets or liabilities that are measured at fair value on a recurring basis at December 31, 2023 or December 31, 2022.

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

The fair value of RSU grants with performance conditions is determined using the closing price of our common stock on date of grant. The calculated compensation cost is adjusted based on an estimate of awards ultimately expected to vest and our assessment of the probable outcome of the performance condition. The fair value of RSU grants with market conditions is calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected share price volatility, the risk-free rate of return, the expected dividend yield and other award design features.

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

For all periods presented in this report, unvested restricted stock, stock options and warrants were not included in the computation of diluted net loss per share because such inclusion would have had an antidilutive effect.

	Year Ended December 31,
Excluded potentially dilutive weighted average securities (1):	2023	2022

Options to purchase common stock	390,684	1,013,962
Unvested restricted stock	7,471,648	7,403,644
Financing warrants to purchase common stock	252,035	6,372
Total potential dilutive weighted average securities	8,114,367	8,423,978

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

Concentration of credit risk

The Company generated revenue of $25,000 and $4,000 for the years ended  December 31, 2023 and 2022, respectively, for the sale of lead finished goods to P. Kay Metals. Revenue from P. Kay Metals represented 100% of total revenue for the years ended December 31, 2023 and 2022. The Company did not have a trade receivable balance as of  December 31, 2023 and  December 31, 2022, respectively.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

Recently adopted accounting pronouncements

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. The Company adopted ASC 326 using the modified retrospective method. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. As of its adoption date of January 1, 2023, the Company did not record a transition adjustment related to the adoption of ASC 326. The adoption of this standard did not have a material impact on the Company’s financials as of December 31, 2023.

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

The Company was not in commercial production in 2023 or 2022. The nominal revenue generated during the years ended  December 31, 2023 and December 31, 2022 resulted from the sale of from the sale of lead finished goods that were generated during operation of the TRIC facility prior to the November 2019 fire at our TRIC facility. Revenue from products transferred to customers at a single point in time with the delivery of the Company’s products to customers accounted for 100% of our revenue during the years ended December 31, 2023 and December 31, 2022.

4.	Lease receivable

The Company entered into an Industrial Lease Agreement with LINICO Corporation, a Nevada corporation, or ("LINICO"), dated February 15, 2021 pursuant to which the Company leased to LINICO the 136,750 square foot recycling facility at TRIC. The lease commenced  April 1, 2021 and expired on March 31, 2023. LINICO agreed to a purchase price of  $15.25 million, and paid a nonrefundable deposit of $1.25 million in October 2021, and a second nonrefundable deposit of $2 million in October 2022, per the terms of the agreement, both of which were applied towards the purchase price. The lease agreement was a triple-net lease pursuant to which LINICO was responsible for all fixed costs, including maintenance, utilities, insurance, and property taxes. The lease agreement provided for LINICO’s monthly lease payments starting at $68,000 per month and increasing to $100,640 in the last six months of the lease.

With respect to the portion of the facility that was damaged in the November 2019 fire, consisting of approximately 30,000 square feet, the Company was obligated to complete the clean-up of the damaged area, at the Company's expense and repair all damage to the damaged area, at the Company's expense. Repairs and clean up were completed in 2022. With regard to the equipment on-site at TRIC, the Company granted LINICO the right of first offer to purchase any equipment the Company offers for sale. The lease agreement contained customary representations, warranties and indemnities on the part of both parties. At the beginning of 2022, LINICO purchased approximately $0.8 million of equipment.

The Company accounted for the Industrial Lease and Option to Purchase Agreement as a sales-type lease. As a component of the accounting for the agreement, the Company recognized at the inception the estimated fair market value of the land and plant of  $17.0 million as a lease receivable, which was reflected on the Company's condensed consolidated balance sheets as of June 30, 2021. The implied interest rate of 0.5% was utilized for the amortization of the scheduled building lease/purchase payments outlined in the agreement. The Company applied the monthly payments received as a reduction to lease receivable and interest income. The interest income recognized from the agreement is included in "Interest and other income" on the Company's consolidated statements of operations. On April 26, 2023, Comstock Inc. exercised their option to to purchase the facility at which time the purchase price of $15.25 million was applied against the lease receivable. For the year ended  December 31, 2023 and 2022, the Company recognized a reduction in the lease receivable balance of approximately $15,527,000 and $920,000, respectively, and recorded $24,000 and $76,000 of interest income, respectively,  related to this agreement. The lease expired in March 2023.

5.	Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2023	2022

Finished goods	$—	$28
Work in process	135	—
Raw materials	794	250
Total inventory	$929	$278

6.	Assets held for sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Management believes these assets are no longer necessary for the Company's future operating plans. As of   December 31, 2023 and 2022, Aqua Metals had assets with a book value of nil and $47,000 classified as assets held for sale, respectively.

At December 31, 2023 and 2022, the Company compared the carrying value of the assets held for sale against current fair market values. We determined the carrying value needed to be reduced to align with current fair market values. During the years ended December 31, 2023 and 2022 we recognized nil and $579,000 impairment of assets held for sale, respectively.

7.	Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

		December 31,
Asset Class	Useful Life (Years)	2023	2022

Operational equipment	3 - 10	$3,581	$1,445
Lab equipment	5	817	730
Computer equipment	3	89	6
Office furniture and equipment	3	90	90
Leasehold improvements	2.5	80	80
Land	-	1,141	—
Building	39	3,131	—
Equipment under construction		3,047	6,486
		11,976	8,837
Less: accumulated depreciation		(1,629)	(1,494)

Property, plant and equipment, net		$10,347	$7,343

Property, plant and equipment depreciation expense was $0.9 million and $0.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. Equipment under construction is comprised of our lithium-ion battery recycling commercial equipment along with various components being manufactured or installed by the Company.

8.	Intellectual property, net

Intellectual property, net, is comprised of the following (in thousands):

	2023	2022
Intellectual property	$1,794	$1,794
Accumulated amortization	(1,513)	(1,333)
Intellectual property, net	$281	$461

Amortization expense was $180,000 and $179,000 for the years ended December 31, 2023 and December 31, 2022, respectively.

Estimated future amortization is as follows as of December 31, 2023 (in thousands):

2024	$135
2025	70
2026	51
2027	25
Total estimated future amortization	$281

9.	Investments

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

As LINICO’s sale of the 375,000 of Aqua Shares resulted in net proceeds to LINICO that were less than $1,500,000, the Company was required to pay LINICO the difference of $232,000 in cash in March 2021.

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

During the year ended December 31, 2023, the Company sold its stock in LINICO and recorded an impairment of $1,400,000 and a receivable of $600,000. The proceeds will be received over a 12 month installment starting in January 2024.

10.	Other assets

Other assets consist of the following (in thousands):

	December 31,
	2023	2022

Nevada facilities Right of Use Assets (1)	$222	$463
Equipment deposits (2)	4,291	6
Other assets	160	20
Total other assets, non-current	$4,673	$489

(1) See Footnote 12.

(2) Deposits for equipment to be acquired and utilized at the Company's Phase One build-out of our recycling campus at TRIC.

11.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022

Property, plant and equipment related	$1,857	$770
Class action settlement	—	500
Payroll related	506	418
Professional services	26	51
Other	78	41
Total accrued liabilities	$2,467	$1,780

12.	Leases

As of  December 31, 2023, the Company maintained two operating leases for real estate. The Company's operating leases have terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's December 31, 2023 and 2022 consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's December 31, 2023 and 2022 consolidated balance sheets. The Alameda lease and sublease agreement ended during the first quarter of 2022. The Company recognized sublease income of $85,000 for the twelve months ended December 31, 2022.

Based on the present value of the lease payments for the remaining lease term of the Company's existing operating leases, as of December 31, 2023, total right-of-use assets were approximately $222,000 and operating lease liabilities were approximately $231,000. As of  December 31, 2022, total right-of-use assets were approximately $463,000 and operating lease liabilities were approximately $475,000. For its real estate leases, the Company has elected the practical expedient to not separate a lease into lease and nonlease components.

The Company currently maintains one finance lease for equipment. In November 2021, the Company entered into a finance lease for a modular laboratory which expires in October of 2024. The Company's obligation to make finance lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's December 31, 2023 and 2022 consolidated balance sheets.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Twelve Months Ended	Twelve Months Ended
	December 31, 2023	December 31, 2022
Cash paid for operating lease liabilities	$266	$344
Operating lease cost	$262	$338

Cash paid for finance lease liabilities	$59	$61
Interest expense	$6	$9

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years) - operating leases	0.9	1.9
Weighted-average discount rate - operating leases	6.18%	6.16%

Weighted-average remaining lease term (years) - finance lease	0.8	1.3
Weighted-average discount rate - finance lease	8.17%	7.50%

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

Due in 12-month period ended December 31,

	Operating Leases	Finance Leases
2024	$238	$45
	$238	$45
Less imputed interest	(7)	(1)
Total lease liabilities	$231	$44

Current lease liabilities	$231	$44
Total lease liabilities	$231	$44

13.	Note payable

On  September 30, 2022, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company as to an undivided 90.8334% interest, Darren McBride, Trustee of the Arduino 1 Trust, U/A dated  April 25, 2022, as to an undivided 8.3333% interest and Jason Yelowitz, Trustee of the Jason Yelowitz 2006 Trust, Dated  March 31, 2006 as to an undivided .8333% interest (collectively, the “Lenders”), pursuant to which the Lenders provided us with a loan in the amount of $6,000,000. The loan accrued interest at a fixed annual rate of 8.50%. Interest-only payments were due monthly for the first twenty-four months and the principal and all unpaid accrued interest was due on  September 29, 2024. The loan was collateralized by a first priority lien interest on our land and recycling facility at TRIC. The costs associated with obtaining the loan were recorded as a reduction to the carrying amount of the note and were being amortized over the life of the loan. We had the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $255,000 (6-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. On  April 26, 2023, the property at TRIC was sold and the proceeds from the sale were used to pay off the loan. Upon the completion of the sale, the commitments and obligations per our loan agreement with the Lenders were terminated. All amounts outstanding on  April 26, 2023 were paid.

On  February 1, 2023, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company (the “Lender”), pursuant to which the Lender provided us with a loan in the amount of $3,000,000. The loan proceeds were used to purchase a building located at 2999 Waltham Way McCarran, NV 89434 (the “Building”). The loan accrues interest at a fixed annual rate of 9.50%. Interest-only payments are due monthly for the first twenty-four months and the principal and all unpaid interest is due on February 1, 2025. We have the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $213,750 (9-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. As of  December 31, 2023, the Company was in compliance with all of the covenants. The loan is collateralized by a first priority lien on the building and site improvements, and is guaranteed by Aqua Metals, Inc.

Note payable is comprised of the following (in thousands):

	December 31,
	2023	2022

Note payable, current portion
The Lenders	$—	$6,000
Summit Investment Services, LLC	35	—
Less issuance costs	—	(101)
Total note payable, current portion	$35	$5,899

Notes payable, non-current portion
Summit Investment Services, LLC	$3,000	$—
Less issuance costs	(77)	—
Total notes payable, non-current portion	$2,923	$—

14.	Stockholders’ equity

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

During the year ended  December 31, 2023, the Company issued 1,462,814 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 510,632 of reissued treasury stock. We withheld 939,198 shares to satisfy approximately $1,091,000 of employees’ tax obligations. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the year ended  December 31, 2023, the Company issued 170,692 shares of common stock upon vesting of RSUs granted to Board members.

During the year ended  December 31, 2023, the Company issued 104,227 shares of common stock to a Board member related to director fees and other director incentives.

During the year ended  December 31, 2023, the Company issued 15,781 shares of common stock to a former Board member to fulfill obligations related to consulting services.

During the year ended  December 31, 2023, the Company issued 3,244,302 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $3.8 million.

During the year ended  December 31, 2023, the Company issued 192,707 shares of common stock pursuant to the employee stock purchase plan.

During the year ended  December 31, 2023, the Company issued 469,366 shares of common stock upon the settlement of the securities class action lawsuit.

In  July 2023, the Company completed a public offering of 18,193,000 shares of its common stock, for net proceeds of $18.3 million.

In  August 2023, the Company issued 4,545,455 shares of its common stock pursuant to that certain Securities Purchase Agreement (the “Yulho SPA”), with Yulho Co, Ltd., for net proceeds of $4.6 million.

Warrants outstanding

In  July 2023, the Company issued a warrants to purchase 363,860 shares of the Company's common stock to the underwriter of the Company's public offering, equal to 2% of the 18,193,000 shares sold. The warrants are exercisable at $1.375 per share, commencing six months after  July 17, 2023. The warrants have an expiration date of 5 years from the date of issuance and will expire on  July 17, 2028. Using the Black Scholes Merton model, the Company estimated the warrants' fair value to be $388,000 with the assumptions as follows: $1.54 per share fair value on the date of issuance; 5-year term; 81.9% volatility; 3.81% discount rate and 0% annual dividend rate. Warrants are accounted for under the equity classification.

In  August 2023, the Company issued a warrant to purchase 205,761 shares of the Company's common stock to the underwriter of the transaction in connection with the Yulho SPA. The warrants have an expiration date of 5 years from the date of issuance and are exercisable immediately at $1.25 per share. The warrant will expire on  August 4, 2028. Using the Black Scholes Merton model, the Company estimated the warrants' fair value to be $181,000 with the assumptions as follows: $1.27 per share fair value on the date of issuance; 5-year term; 82.3% volatility; 3.81% discount rate and 0% annual dividend rate. Warrants are accounted for under the equity classification.

Warrants outstanding to purchase shares of the Company’s common stock at a weighted average exercise price per share are as follows:

		Shares Subject to Purchase
Exercise Price per Share	Expiration Date	at December 31, 2023
$1.90	1/22/2024	6,372
$1.38	7/17/2028	363,860
$1.25	8/4/2028	205,761

Stock-based compensation

2014 Stock Incentive Plan

In 2014, the Board of Directors adopted the Company’s stock incentive plan (the “2014 Plan”). The 2014 Plan was most recently amended and restated effective as of the Company’s 2017 Annual Stockholders’ Meeting. A total of 2,127,306 shares of common stock was authorized for issuance pursuant to the 2014 Plan at the time of its most recent amendment and restatement in 2017. The 2014 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2014 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date. The restricted shares that are issued from the 2014 Plan normally vest in six equal tranches over three years.

2019 Stock Incentive Plan

In 2019, the Board of Directors adopted the Company’s stock incentive plan (the “2019 Plan”). The 2019 Plan was most recently amended and restated effective as of the Company’s 2020 Annual Stockholders’ Meeting. A total of 18,500,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date. The restricted shares that are issued from the 2019 Plan normally vest in six equal tranches over three years.

Stock-based compensation expense recorded was allocated as follows (in thousands):

	Year ended December 31,
	2023	2022
Cost of product sales	$130	$104
Research and development cost	57	36
General and administrative expense	2,347	2,115
Total	$2,534	$2,255

The following table summarizes the stock-based compensation plan activity and related information through December 31, 2023.

		Options Outstanding		RSUs Outstanding
			Weighted-		Weighted-
	Number of		Average		Average
	Shares		Exercise		Grant Date
	Available for	Number of	Price Per	Number of	Fair Value
	Grant	Shares	Share	RSUs	Per Share
Balance at December 31, 2021	1,668,001	1,026,712	$4.44	5,246,875	$1.07
Authorized	7,000,000	—	—	—	—
Granted	(3,691,202)	—	—	3,691,202	0.69
Exercised/ Released	—	—	—	(2,297,130)	0.90
Forfeited	285,455	(32,445)	5.78	(253,010)	1.16
Balance at December 31, 2022	5,262,254	994,267	4.40	6,387,937	0.91
Authorized	—	—	—	—	—
Granted	(5,110,852)	—	—	5,110,852	0.85
Exercised/ Released	—	—	—	(2,676,931)	0.99
Forfeited (1)	321,634	(994,267)	4.40	(167,367)	0.92
Returned to Plan	947,418	—	—	—	—
Balance at December 31, 2023	1,420,454	—	—	8,654,491	$0.86

There were no option exercises during the year ended December 31, 2023 and  December 31, 2022, respectively.

As of December 31, 2023, there is approximately $6.1 million of total unrecognized compensation cost related to the unvested share-based (option and RSU) compensation arrangements granted under the stock-based compensation plans. The remaining unrecognized compensation cost will be recognized over a weighted-average period of 2.4 years.

There were no outstanding stock options as of December 31, 2023.

Our policy is to fulfill the required shares for a restricted share vesting by first depleting any available Treasury Stock held by the Company and the remaining outstanding balance is satisfied with unissued shares.

Stock Price Hurdle Awards

In 2023, the Company granted stock price hurdle restricted share units as a result of the pilot plant commissioning. The stock price hurdle restricted share units expire three years from the date of grant and vest based on the Corporation’s common stock achieving an absolute stock price hurdles based on a 5-day VWAP at any time over the three-year term.

The following is a summary of the changes in outstanding stock price hurdle awards share units for 2023:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value Per
	Shares	Share
Outstanding at January 1, 2023	—	—
Granted	475,282	0.56
Outstanding at December 31, 2023	475,282	0.56

The fair value of stock price hurdle awards were calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including expected Company share price volatility, the risk-free interest rate, the cost of equity, and other award design features. The following are weighted-average key assumptions for 2023 grants.

2023
Volatility	91.40%
Risk-free interest rate	4.30%

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

2023 Restricted stock units

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

During the fourth quarter of 2023, the Company granted 4,007,972 RSUs, all of which were subject to vesting, with a grant date fair value of $3,422,275 to employees. The shares vest in six equal semi-annual installments over a three-year period. In addition, the Company granted 52,632 RSUs, all of which were subject to vesting, with a grant date fair value of $41,513 to employees. The shares vest in three equal installments over a three-year period.

During the fourth quarter of 2023, the Company granted 65,789 RSUs, all of which were subject to vesting, with a grant date fair value of $51,891 to an employee. All shares vest after six-months.

During the fourth quarter of 2023, the Company granted 475,282 stock price hurdle restricted stock units to employees. The stock price hurdle restricted share units expire three years from the date of grant and vest based on the Corporation’s common stock achieving an absolute stock price hurdles based on a 5-day VWAP at any time over the three-year term.

Total intrinsic value of RSUs vested and released during 2023 was $3.1 million. Intrinsic value of RSUs outstanding at December 31, 2023 was $6.6 million.

Reserved shares

At December 31, 2023, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity Plan
Subject to outstanding restricted shares	8,654,491
Available for future grants	1,420,454
Officer and Director Purchase Plan	237,382
Warrants	575,993
2022 Employee Stock Purchase Plan	807,287
Total reserved shares	11,695,607

15.	Commitments and contingencies

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

17.	Income taxes

Loss before income tax expense consists of the following (in thousands):

	Year ended December 31,
	2023	2022
US	$(23,938)	$(15,429)
Foreign	—	—
Total	$(23,938)	$(15,429)

The components of the provision for income tax expense consist of the following (in thousands):

	Year ended December 31,
	2023	2022
Current
Federal	$—	$—
State	2	2

Deferred
Federal	—	—
State	—	—
Total provision for income taxes	$2	$2

Reconciliation of the statutory federal income tax rates consist of the following:

	Year ended December 31,
	2023	2022
Tax at federal statutory rate	21.00%	21.00%
State tax, net of federal benefit	(0.01)%	(0.01)%
Valuation allowance	(19.95)%	(19.45)%
Disallowed executive compensation	(1.45)%	(1.80)%
Equity compensation	0.08%	0.11%
Other	0.32%	0.14%
Provision for taxes	(0.01)%	(0.01)%

The components of deferred tax assets (liabilities) included on the consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Capitalized start-up costs	$2,538	$2,842
Credits	492	405
Fixed assets	896	618
Net operating losses	36,287	32,505
Others	1,891	995
Total gross deferred tax assets	42,104	37,365
Valuation allowance	(42,057)	(37,282)
Total gross deferred tax assets (net of valuation allowance)	$47	$83

Deferred tax liabilities
Patents	$(47)	$(83)
Other	—	—
Total gross deferred tax liabilities	(47)	(83)
Net deferred tax assets	$—	$—

Based on the available objective evidence at this time, management believes that it is more-likely-than-not that the net deferred tax assets of the Company will not be realized. Accordingly, management has applied a full valuation allowance against net deferred tax assets at both  December 31, 2023 and December 31, 2022. The net valuation allowance increased by approximately $4.8 million during the year ended  December 31, 2023. The increase in net valuation allowance primarily relates to net operating losses generated during 2023.

At December 31, 2023, the Company has Federal and California net operating loss carryforwards of approximately $171.4 million and $4.1 million, respectively, which will begin to expire on December 31, 2034 for Federal and California purposes. Approximately $146.2 million of federal net operating losses were generated after December 31, 2017 and thus do not expire. Approximately $25.2 million of the federal net operating losses and $4.1 million state net operating loss carryforwards will begin to expire in December 31, 2034, if not utilized.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards prior to utilization.

At  December 31, 2023, the Company had research and development credits carryforward of approximately $0.5 million and $0.5 million for Federal and California income tax purposes, respectively. If not utilized, the Federal research and development credits carryforward will begin to expire on  December 31, 2034. The California credits can be carried forward indefinitely.

The Company’s policy is to account for interest and penalties as income tax expense. As of  December 31, 2023, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

Effective January 1, 2022, the Company is subject to mandatory capitalization of Section 174 research and development expenditures. The capitalized expenditures are subject to amortization over five years for expenses incurred within the U.S. The Company capitalized $3.6 million and $3.6 million during the years ended December 31, 2023 and December 31, 2022, respectively.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgement and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At  December 31, 2023, the Company’s total amount of unrecognized tax benefit was approximately $0.5 million, none of which will affect the effective tax rate, if recognized. The Company does not expect its unrecognized benefits to change materially over the next twelve months.

The Company files income tax returns with the United States federal government and the State of California. The Company’s tax returns for 2020 to 2022 remain open to audit for Federal and California purposes.

18.	401(k) Savings plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or after tax basis. Beginning in January 2021, the Plan included a maximum of 4% employer matching contributions with immediate vesting. We recognized $180,000 and $111,000 of expenses related to employer contributions for the 401(k) savings plan during the years ended  December 31, 2023 and 2022, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that for the reasons described below our disclosure controls and procedures were effective as of December 31, 2023 in ensuring all material information required to be filed has been made known in a timely manner.

(b) Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management, with the participation of our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

.

Item 9B.	Other Information

During the year ended December 31, 2023, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2023 fiscal year pursuant to Regulation 14A for our 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, and the information to be included in the 2024 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2024 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2024 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2024 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2024 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2024 Proxy Statement and is hereby incorporated by reference.

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

Number	Exhibit Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21, 2022.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.

3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 21, 2022

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.2	Underwriting Agreement dated as of July 18, 2023 between the Company and The Benchmark Company, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 19, 2023

4.3	Warrant dated August 4, 2023 issued to Network 1 Financial Services, Inc.	Filed electronically herewith.

4.4	Warrant dated July 21, 2023 issued to The Benchmark Company, LLC	Filed electronically herewith.

4.5	Warrant dated January 22, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 17, 2019

4.10	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 25, 2022

10.1	Form of Indemnification Agreement entered into by the Registrant with its Officers and Directors	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.2*	Aqua Metals, Inc. Amended and Restated 2014 Stock Incentive Plan	Incorporated by reference from the Registrant’s Proxy Statement on Form DEF 14A filed on April 24, 2017.

10.3	Loan Agreement dated January 27, 2023 with Summit Investment Services, LLC	Filed electronically herewith.

10.4*	Aqua Metals, Inc. Officer and Director Share Purchase Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017.

10.5*	Employment Agreement dated May 2, 2018 between the Registrant and Stephen Cotton	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on May 2, 2018.

10.6*	Employment Agreement dated November 4, 2018 between the Registrant and Judd Merrill	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 28, 2019.

10.7*	Employment Agreement dated August 9, 2021 between the Registrant and Benjamin Taecker	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 9, 2023.

10.8*	Employment Agreement dated August 9, 2021 between the Registrant and Dave McMurtry	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 9, 2023.

10.9*	Aqua Metals 2019 Stock Incentive Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on March 4, 2019

10.10*	Loan Agreement dated September 30, 2022 with Summit Investment Services, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 9, 2023.

10.11*	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Registrant and Stephen Cotton	Filed electronically herewith.

10.12*	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Registrant and Judd Merrill	Filed electronically herewith.

10.13*	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Registrant and Benjamin Taecker	Filed electronically herewith.

10.14*	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Registrant and Dave McMurtry	Filed electronically herewith.

10.15*	Amended and Restated Aqua Metals 2022 Employee Stock Purchase Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on April 5, 2023

21.1	List of subsidiaries of Registrant.	Filed electronically herewith.

23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.	Filed electronically herewith.

23.2	Consent of Forvis, LLP, Independent Registered Public Accounting Firm.	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

99.1	Aqua Metals Executive Officer Clawback Policy	Filed electronically herewith.

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not provided

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date: March 28, 2024	By:	/s/ Stephen Cotton
Stephen Cotton,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Cotton	President, Chief Executive Officer and Director	March 28, 2024
Stephen Cotton	(Principal Executive Officer)

/s/ Judd Merrill	Chief Financial Officer	March 28, 2024
Judd Merrill	(Principal Financial and Accounting Officer

/s/Vincent L. DiVito	Director, Chairman of the Board	March 28, 2024
Vincent L. DiVito

/s/ Edward Smith	Director	March 28, 2024
Edward Smith

/s/ Peifang Zhang	Director	March 28, 2024
Peifang Zhang