Form 10-Q
period 2024-03-31
Aqua Metals, Inc.
filed 2024-05-15
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 8, 2024, there were 113,226,006 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$8,294	$16,522
Note receivable - LINICO	450	600
Accounts receivable	—	67
Inventory	1,040	929
Prepaid expenses and other current assets	296	181
Total current assets	10,080	18,299

Non-current assets
Property, plant and equipment, net	14,453	10,347
Intellectual property, net	236	281
Other assets	6,677	4,673
Total non-current assets	21,366	15,301

Total assets	$31,446	$33,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,997	$1,836
Accrued expenses	3,231	2,467
Lease liability, current portion	253	275
Note payable, current portion	2,970	35
Total current liabilities	8,451	4,613

Non-current liabilities
Lease liability, non-current portion	143	—
Note payable, non-current portion	—	2,923
Total liabilities	8,594	7,536

Commitments and contingencies (see Note 12)

Stockholders’ equity
Common stock; $0.001 par value; 200,000,000 shares authorized; 113,131,561 and 112,674,915, shares issued and outstanding as of March 31, 2024, respectively and 108,308,661 and 107,880,095, shares issued and outstanding as of December 31, 2023, respectively	113	108
Additional paid-in capital	252,066	249,687
Accumulated deficit	(228,967)	(223,215)
Treasury stock, at cost; common shares: 456,646 and 428,566 as of March 31, 2024 and December 31, 2023, respectively	(360)	(516)
Total stockholders’ equity	22,852	26,064

Total liabilities and stockholders’ equity	$31,446	$33,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023

Operating cost and expense
Plant operations	$2,209	$1,065
Research and development cost	588	445
Gain on disposal of property, plant and equipment	—	(20)
General and administrative expense	2,995	3,006
Total operating expense	5,792	4,496

Loss from operations	(5,792)	(4,496)

Other income and (expense)
Interest expense	(106)	(176)
Interest and other income	146	66

Total other income (expense), net	40	(110)

Net loss	$(5,752)	$(4,606)

Weighted average shares outstanding, basic and diluted	110,054,605	81,285,740

Basic and diluted net loss per share	$(0.05)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balances, December 31, 2023	107,880,095	$108	$249,687	$(223,215)	428,566	$(516)	$26,064

Stock-based compensation	—	—	773	—	—	—	773
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	639,209	1	(516)	—	28,080	156	(359)
Common stock issued for ATM share sales, net of $74 transaction costs	4,155,611	4	2,122	—	—	—	2,126
Net loss	—	—	—	(5,752)	—	—	(5,752)

Balances, March 31, 2024	112,674,915	$113	$252,066	$(228,967)	456,646	$(360)	$22,852

Balances, December 31, 2022	79,481,751	$79	$220,114	$(199,277)	—	$—	$20,916

Stock-based compensation	—	—	686	—	—	—	686
RSUs issued for consulting services	15,781	—	12	—	—	—	12
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	822,111	1	—	—	510,632	(577)	(576)
Common stock issued for employee stock purchase plan sales	192,707	—	122	—	—	—	122
Common stock issued for class action settlement	469,366	1	500	—	—	—	501
Common stock issued for ATM share sales, net of $62 transaction costs	1,662,953	2	1,987	—	—	—	1,989
Common stock issued for director fees	25,500	—	32	—	—	—	32
Net loss	—	—	—	(4,606)	—	—	(4,606)

Balances, March 31, 2023	82,670,169	$83	$223,453	$(203,883)	510,632	$(577)	$19,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,752)	$(4,606)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	280	141
Amortization of intellectual property	45	45
Fair value of common stock issued for director fees	—	32
Fair value of common stock issued for consulting services	—	12
Stock-based compensation	774	687
Amortization of deferred financing costs	11	16
Gain on disposal of property, plant and equipment	—	(20)
Non-cash interest expense	24	—
Changes in operating assets and liabilities
Proceeds from leasing of building	—	283
Accounts receivable	67	12
Inventory	(111)	(23)
Prepaid expenses and other current assets	(115)	(23)
Accounts payable	111	107
Accrued expenses	399	547
Other assets and liabilities	16	(73)
Net cash used in operating activities	(4,251)	(2,863)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,737)	(5,255)
Proceeds from sale of equipment	—	67
Equipment deposits	(2,992)	(34)
Proceeds from note receivable	150	—
Net cash used in investing activities	(5,579)	(5,222)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	—	14
Proceeds from note payable, net	—	2,932
Cash paid for tax withholdings on RSUs vesting	(360)	(577)
Debt issuance costs	(164)	—
Proceeds from ATM, net	2,126	1,989
Net cash provided by financing activities	1,602	4,358

Net decrease in cash and cash equivalents	(8,228)	(3,727)
Cash and cash equivalents at beginning of period	16,522	7,082
Cash and cash equivalents at end of period	$8,294	$3,355

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flows information
Cash paid for interest	$82	$155

Supplemental disclosure of non-cash transactions
Acquisitions of property, plant and equipment included in accounts payable	$1,121	$412
Acquisitions of property, plant and equipment included in accrued expenses	$1,638	$210
Equity included in accrued expenses	$—	$608

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

Liquidity and Going Concern Assessment

For the quarters ended  March 31, 2024 and 2023, the Company reported a net loss of $5.8 million and $4.6 million, respectively, and negative cash from operations of $4.3 million and $2.9 million, respectively. As of  March 31, 2024, the Company had cash and cash equivalents of approximately $8.3 million, current liabilities of $8.5 million and an accumulated deficit of $229.0 million. The Company's current liabilities of $8.5 million include the note payable with Summit Investment Services, LLC in the amount of approximately $3 million due on February 1, 2025 as disclosed in Note 10. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future.

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

The accompanying condensed consolidated financial statements have been prepared under the assumption the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that  may result from uncertainty related to the Company’s ability to continue as a going concern.

Reclassification of Prior Period Financial Statements

For the quarter ended March 30, 2023, the gain on disposal of property, plant and equipment was presented in the Condensed Consolidated Statement of Operations within loss from operations. This reclassification  was made for the year ended December 31, 2023 and presented in the Annual Report on Form 10-K for the year then ended.

We have reclassified the prior period Condensed Consolidated Statement of Operations included in this filing to conform to the current period presentation, as shown in the following table:

	Three Months Ended March 31, 2023
	As Reported	Correction	As Corrected
Operating cost and expense
Gain on disposal of property, plant and equipment	—	(20)	(20)
Total operating expense	$4,516	$(20)	$4,496
Income (loss) from Operations	$(4,516)	$20	$(4,496)

Other income and expense
Gain on disposal of property, plant and equipment	20	(20)	—
Total other income (expense), net	$(90)	$(20)	$(110)

Correction of an immaterial error to prior period financial statements

For the quarter ended March 31, 2023, we identified a correction of an immaterial error to prior period financial statements relating to number of common stock shares presented in the condensed consolidated balance sheet and condensed consolidated statements of stockholders' equity. The effect of this error was to overstate the number of common stock shares issued to employees and directors for RSU vesting during the three months ended March 31, 2023 by 510,632 shares. The error did not have an effect on the monetary balance of common stock presented or any other amounts reported in the condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statements of stockholders' equity, or condensed consolidated statement of cash flow for the related periods. Based upon our evaluation of both quantitative and qualitative factors, we believe that the effect of this error was not material to any previously reported quarterly period.

The following sets forth the effects of the correction on the previously reported condensed consolidated statement of stockholders’ equity.

	As Reported	Correction	As Corrected
	Common Stock	Common Stock	Common Stock
	Shares	Shares	Shares

Common stock issued to employees and directors, includes RSUs vesting	1,332,743	(510,632)	822,111

Balances, March 31, 2023	83,180,801	(510,632)	$82,670,169

2. Summary of significant accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2023, as filed with the Securities and Exchange Commission, or the SEC, on March 28, 2024. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Aqua Metals, Inc. and subsidiaries (collectively, the “Company” or “Aqua Metals”) have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2023, which are included on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual consolidated financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2024 and March 31, 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and March 31, 2023, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements as of such date, but it does not include all disclosures required by U.S. GAAP for annual presentation.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending  December 31, 2024.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount and valuation of long-lived assets, valuation allowances for deferred tax assets, and the determination of stock-based compensation expense. Actual results could differ from those estimates.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units (RSUs) and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying outstanding convertible notes, stock options, RSUs and warrants to purchase common stock were anti-dilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive weighted average securities computation for the three and three months ended March 31, as indicated below:

	Three Months Ended March 31,
Excluded potentially dilutive weighted average securities (1):	2024	2023

Unvested restricted stock units	8,713,793	5,355,725
Options to purchase common stock	—	994,068
Financing warrants to purchase common stock	571,092	6,372
Total potential dilutive weighted average securities	9,284,885	6,356,165

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

Concentration of credit risk

The Company did not generate revenue during the three months ended March 31, 2024 and 2023, respectively. The Company had no trade receivables as of  March 31, 2024 and  December 31, 2023. The accounts receivable balance on the Company's consolidated balance sheet as of  December 31, 2023 consisted of proceeds from a non-recurring engineering (NRE) arrangement with 6K Energy.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In  November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.

In  December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after  December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will require additional disclosures in our consolidated financial statements, once adopted.

3. Revenue recognition

The Company has historically generated revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers.

The Company was not in commercial production during the three months ended March 31, 2024 and 2023, respectively. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Note receivable

On February 15, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with LINICO Corporation, a Nevada Corporation, or ("LINICO"), that provided for the Company's issuance of 375,000 shares (“Aqua Shares”) of the Company's common stock in consideration of LINICO’s issuance of 1,500 shares of its Series A Preferred Stock, at a stated aggregate value of $1.5 million, along with a three-year warrant (“Series A Warrant”) to purchase an additional 500 shares of LINICO Series A Preferred Stock at an exercise price of $1,000 per share. During the three months ended March 31, 2022, the Company exercised the warrant for all 500 LINICO Series A Preferred shares. Following the exercise, the Company held a total of 2,000 shares of the Series A Preferred Stock with a fair market value of $2,000,000, representing approximately 12% of LINICO common stock on a fully diluted basis.

The Company accounted for the LINICO investment under ASC 321, Investments-Equity Securities, using the measurement alternative of recording at cost as the investment in LINICO doesn’t have a readily determinable fair value.

During the year ended  December 31, 2023, the Company sold its stock in LINICO and recorded an impairment of $1,400,000 and a note receivable of $600,000. The proceeds will be received over a 12-month installment starting in  January 2024. For the three months ended March 31, 2024, the Company recognized a reduction in the note receivable balance of $150,000.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023

Work in process	$145	$135
Raw materials	895	794
Total inventory	$1,040	$929

6. Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	March 31, 2024	December 31, 2023

Operational equipment	3 - 10	$3,581	$3,581
Lab equipment	5	817	817
Computer equipment	3	111	89
Office furniture and equipment	3	90	90
Leasehold improvements	2.5	80	80
Land	-	1,141	1,141
Building	39	3,131	3,131
Equipment under construction		7,349	3,047
		16,300	11,976
Less: accumulated depreciation		(1,847)	(1,629)

Total property, plant and equipment, net		$14,453	$10,347

Property, plant and equipment depreciation expense was $218,000 and $82,000 for the three months ended March 31, 2024 and three months ended March 31, 2023, respectively. Equipment under construction is comprised of our lithium-ion battery recycling commercial equipment along with various components being manufactured or installed by the Company.

7. Other assets

Other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Equipment deposits (1)	$5,992	$4,291
Nevada facilities Right of Use Assets (2)	361	222
Other assets	324	160
Total other assets, non-current	$6,677	$4,673

(1) Deposits for equipment to be acquired and utilized at the Company's Phase One build-out of our recycling campus at Tahoe-Reno Industrial Center (TRIC).

(2) See Footnote 9.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Property, plant and equipment related	$2,199	$1,857
Payroll related	883	506
Other	101	78
Professional services	48	26
Total accrued expenses	$3,231	$2,467

9. Leases

As of March 31, 2024, the Company maintained one finance lease for equipment and two operating leases for real estate. The operating leases have current terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets.

On March 14, 2024, the Company extended its operating lease for its headquarters located at 5370 Kietzke Lane, Reno, NV. The lease extension was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the Right-of-Use (“ROU”) assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 9.61%, which resulted in an increase of the ROU asset of $170,000 and an increase in the operating lease liabilities of $166,000.

The Company currently maintains one finance lease for equipment. In November 2021, the Company entered into a finance lease for a modular laboratory which expires in October 2024. On April 1, 2024 the Company entered into a finance lease for laboratory equipment which expires in 2029.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for operating lease liabilities	$68	$66
Operating lease cost	$67	$65

Cash paid for finance lease liabilities	$14	$15
Interest expense	$1	$2

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (years) - operating leases	1.4	1.6
Weighted-average discount rate - operating leases	9.18%	6.16%

Weighted-average remaining lease term (years) - finance leases	1.6	1.0
Weighted-average discount rate - finance leases	8.17%	7.49%

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$170

Future maturities of lease liabilities as of March 31, 2024 are as follows (in thousands):

Due in 12-month period ended March 31,
	Operating Leases	Finance Leases
2024	$207	$32
2025	188	—
Less imputed interest	(30)	(1)
Total lease liabilities	$365	$31

Current lease liabilities	$222	$31
Non-current lease liabilities	143	—
Total lease liabilities	$365	$31

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Note payable

On February 1, 2023, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company (the “Lender”), pursuant to which the Lender provided us with a loan in the amount of $3 million. The loan proceeds were used to purchase a building located at 2999 Waltham Way McCarran, NV 89434 (the “Building”). The loan accrues interest at a fixed annual rate of 9.50%. Interest-only payments are due monthly for the first twenty-four months and the principal and all unpaid interest is due on February 1, 2025. We have the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $213,750 (9-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. As of  March 31, 2024 and  December 31, 2023, the Company was in compliance with all of the covenants. The loan is collateralized by a first priority lien on the building and site improvements, and is guaranteed by Aqua Metals, Inc.

Note payable is comprised of the following (in thousands):

	March 31, 2024	December 31, 2023

Note payable, current portion
Summit Investment Services, LLC	$3,000	$35
Less issuance costs	(30)	—
Total note payable, current portion	$2,970	$35

Note payable, non-current portion
Summit Investment Services, LLC	$—	$3,000
Less issuance costs	—	(77)
Total note payable, non-current portion	$—	$2,923

11. Stockholders’ equity

Shares issued

During the three months ended March 31, 2024, the Company issued 1,056,082 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 428,566 of reissued treasury stock. We withheld 456,646 shares to satisfy approximately $360,000 of employees’ tax obligations during the three months ended March 31, 2024. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the three months ended March 31, 2024, the Company issued 39,773 shares of common stock upon vesting of RSUs granted to Board members.

During the three months ended March 31, 2024, the Company issued 4,155,611 shares of common stock pursuant to the at the market issuance sales agreement for net proceeds of $2.1 million.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2024	2023
Plant operations	$86	$29
Research and development cost	20	18
General and administrative expense	668	640
Total	$774	$687

2014 Stock Incentive Plan

We have adopted the Aqua Metals, Inc. 2014 Stock Incentive Plan providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. All of our officers, directors, employees and consultants are eligible to participate under the plan. The purpose of the plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. As of  March 31, 2024, there were 635,215 remaining shares available for future grants.

2019 Stock Incentive Plan

In 2019, our board of directors adopted the Aqua Metals, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). A total of 18,500,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date. As of  March 31, 2024, there were 1,269,037 remaining shares available for future grants.

		RSUs Outstanding

	Number of
	Shares
	Available for	Number of
	Grant	RSUs
Balances, December 31, 2023	1,420,454	8,654,491
Granted	(111,522)	111,522
Exercised/ Released	—	(1,095,855)
Forfeited	138,674	(138,674)
Returned to Plan	456,646	—
Balances, March 31, 2024	1,904,252	7,531,484

Restricted stock units

During the first quarter of 2024, the Company granted 111,522 RSUs, all of which were subject to vesting, with a grant date fair value of $60,000 to employees. The shares vest in three equal installments over a three-year period.

12. Commitments and contingencies

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

13. Subsequent events

On May 14, 2024, Aqua Metals, Inc. (the “Company”) entered into an Underwriting Agreement (the “Agreement”) with The Benchmark Company, LLC, as representative of the several underwriters (the “Underwriter”), relating to an underwritten offering of 17,500,000 shares (“Company Shares”) of its $0.001 par value common stock (“Common Stock”) and warrants (“Warrants”) to purchase up to 17,500,000 shares of Common Stock (“Warrant Shares”). The Warrants are being offered and sold at the rate of one Warrant for every one Company Share purchased in this offering. The public offering price, before the Underwriter’s discount and commissions, for each Company Share is $0.39 and for each accompanying Warrant is $0.01. Per the Agreement the Underwriter will get a 7% discount and has the option to exercise an over-allotment option to acquire up to an additional 2,625,000 shares of Common Stock and 2,625,000 Warrants within 30 days of closing.

Each Warrant will have an exercise price of $0.39 per share of Common Stock and will be immediately exercisable on the date of issuance. The Warrants will expire five years after the date of issuance.

On May 13, 2024, we entered into a non-binding term sheet with a strategic lender for a secured loan facility in the amount of up to $33 million. The secured loan facility is to be used for the completion of the Phase 1 development of our five‑acre recycling campus in the Tahoe‑Reno Industrial Center. The term sheet is non-binding, except for certain confidentiality and break-up provisions, and the lender’s obligation to close is subject to its further due diligence and the negotiation and execution of definitive agreements. The term sheet contemplates that the parties will close on the loan facility by June 30, 2024, subject to the aforementioned closing conditions. There can be no assurance that we will be able close on the secured loan facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 9, 2023, or our Annual Report.

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

During the first half of 2022, we announced our ability to recover copper, lithium hydroxide, nickel, and cobalt from lithium-ion battery ‘black mass’ at bench scale at the Company’s Innovation Center. During 2022, we built our fully-integrated pilot system, located within the Company’s Innovation Center, which is designed to allow Aqua Metals to be the first company in North America to recycle battery minerals from black mass, sell them in the U.S. and position the Company as the first LiB recycler in North America to align with the U.S. government’s goal of retaining strategic battery minerals within the domestic supply chain.

During 2022, we conducted environmental comparisons based on Argonne National Lab’s modeling of lithium battery supply chains – called EverBatt. The initial results indicate that AquaRefining is a cleaner approach to LiB recycling, producing far less CO2 waste streams than smelting or chemical-driven hydrometallurgical processes currently on the market. In December 2022, we completed equipment installation and began to operate our first-of-a-kind LiB recycling facility, utilizing electricity as the catalyst to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. In January of 2023, Aqua Metals recovered its first metals from recycling lithium batteries using the patent-pending Li AquaRefining process.

In February 2023, we acquired a five-acre recycling campus at the TRIC. When fully developed, the facility we envision is designed to process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary Li AquaRefining technology. Subject to our receipt of the required additional capital, we expect to complete development of phase one, including all equipment installation, by mid-2024 and to commence the commissioning and operation at the new campus in the second half of 2024. The Company is planning for a phased development of the campus, beginning with the already commenced redevelopment of an existing building on-site into the first commercial-scale Li AquaRefinery, targeting 3,000 tons per annum (tpa) capacity in phase one. In January and February of 2024, we made significant progress on the construction of the planned first phase of the commercial Li AquaRefinery.

During the quarter ended March 31, 2024, we issued 4,155,611 shares of common stock pursuant to an at the market issuance sales agreement ("ATM") for net proceeds of $2.1 million. During the year ended December 31, 2023, we issued 3,244,302 shares of common stock pursuant to an at the market issuance sales agreement for net proceeds of $3.8 million. We raised a net of $18.3 million in the third quarter of 2023 from the public offering of our common shares and a net of $4.6 million from the sale of our common stock to Yulho.

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

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. We have already demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide, copper, nickel, cobalt, and other compounds. Our goal is to recycle commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We also intend to recycle commercial amounts of lithium that can be sold to lithium-ion battery manufacturers. We have installed, commissioned, and began to operate the first Li AquaRefining pilot plant at the end of 2022, scaling towards a commercial demonstration plant operation with capacity of processing approximately 3,000 tonnes of black mass per year. The location for the pilot demonstration is currently the Innovation Center with expansion to happen at our new 5-acre recycling campus starting with processing ~3,000 tonnes of black mass per year and growing to commercial quantities of ~10,000 tonnes per year or more of production starting in 2025 and 2026, which would be enough material to build ~100,000 average EVs or ~400,000 average home energy storage systems. At 2023 year average metals prices, ~10,000 tonnes per year capacity could also generate $200 million of revenues for the company.

Results of Operations

We did not engage in commercial operations in 2024 and 2023. Our operations have been devoted to developing our Li AquaRefining battery recycling technology. During the three months ended March 31, 2024, Aqua Metals was focused on quickly advancing from the planning and validation phases to execution and operation of our pilot facility and the build out of our commercial facility. We did not earn any revenue during the three months ended March 31, 2024 and 2023. The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2024 and 2023 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2024	2023	(Unfavorable)	Change

Plant operations	$2,209	$1,065	$(1,144)	107.4%
Research and development cost	588	445	(143)	32.1%
Gain on disposal of property, plant and equipment	—	(20)	20	(100.0)%
General and administrative expense	2,995	3,006	11	(0.4)%
Total operating expense	$5,792	$4,496	$(1,296)	28.8%

Plant operations include materials, supplies related costs, salaries and benefits, consulting, outside services costs, inventory adjustments, depreciation, amortization, insurance, travel and overhead costs. Plant operations increased approximately $1,144,000 or 107.4% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in plant operations for the three months ended March 31, 2024 was primarily due to an increase in payroll and payroll related fees of approximately $556,000, as we hired additional staff to operate the pilot facility and process black mass, as well as $286,000 increase in professional fees, $151,000 in supplies and materials and $106,000 in depreciation expenses.

Research and development cost includes expenditures related to the improvement of the AquaRefining technology and the development of our lithium-ion battery recycling process. During the three months ended March 31, 2024, research and development costs increased $143,000, or approximately 32.1% compared to the three months ended March 31, 2023. The increase was driven by an increase in payroll and payroll related fees of approximately $48,000, as well as $34,000 increase in outside services, and $57,000 in supplies and materials.

We didn't recognize a gain on disposal of property, plant and equipment during the three months ended March 31, 2024 compared to a gain of $20,000 for the three months ended March 31, 2023. For the three months ended March 31, 2023, the gain on property, plant and equipment resulted from the sales of fixed assets.

General and administrative expense decreased $11,000, or approximately 0.4% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

The following table summarizes our other income and interest expense for the three months ended March 31, 2024 and 2023 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2024	2023	(Unfavorable)	Change

Interest expense	$(106)	$(176)	$70	(39.8)%
Interest and other income	146	66	80	121.2%
Total other income (expense), net	$40	$(110)	$150	(136.4)%

The decrease in interest expense for the three months ended March 31, 2024 is due to the reduction on the note payable outstanding balance.

We recognized approximately $146,000 in interest and other income during the three months ended March 31, 2024, an increase of $80,000 or 121.2% compared to the three months ended March 31, 2023. The increase in interest and other income is primarily due to the increase in interest received on our bank deposits.

Liquidity and Capital Resources

As of March 31, 2024, the Company had total assets of $31.4 million and working capital of $1.6 million.

As of March 31, 2024, the Company had cash and cash equivalents of approximately $8.3 million, current liabilities of $8.5 million and an accumulated deficit of $229.0 million. The Company's current liabilities of $8.5 million include the note payable with Summit Investment Services, LLC in the amount of approximately $3 million due on February 1, 2025 as disclosed in Note 10. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future. In order to satisfy our capital requirements, the Company anticipates that it will need to improve its liquidity position through equity or debt financings and/or reductions in operating costs, in order to satisfy its liquidity needs for the next twelve months. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business.

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

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(4,251)	$(2,863)
Net cash used in investing activities	$(5,579)	$(5,222)
Net cash provided by financing activities	$1,602	$4,358

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $4.3 million. Net cash used in operating activities includes approximately $67,000 of cash received related to our non-recurring engineering arrangement with 6K Energy offset by operating expenses. Net cash used in operating activities for the three months ended March 31, 2023 was $2.9 million which includes approximately $283,000 of cash received related to our lease receivable offset by operating expenses. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation, and gain on the disposal of property, plant and equipment, as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2024 was $5.6 million and consisted mainly of cash utilized towards equipment deposits and purchases of fixed assets related to the build out of our commercial facility offset by $150,000 of cash received related to our note receivable. Net cash used in investing activities for the three months ended March 31, 2023 was $5.2 million and consisted mainly of $4.3 million utilized towards the purchase of the building located at 2999 Waltham Way McCarran, NV 89434 and $0.9 million utilized towards purchases of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities of $1.6 million for the three months ended March 31, 2024, consisting of $2.1 million in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, offset by $360,000 related to tax withholdings to cover RSU vesting and $164,000 related to debt issuance costs. Net cash provided by financing activities for the three months ended March 31, 2023 was approximately $2.0 million in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $2.9 million in net proceeds from the loan agreement secured with the Summit Investment Services, LLC partially offset by the $0.6 million related to tax withholdings to cover RSU vesting.

As of March 31, 2024, we had total cash of $8.3 million and working capital of $1.6 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs over the next twelve months and move forward with our current business strategy. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. We intend to seek funds through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

Due to our lack of revenue from commercial operations, significant losses and need for additional capital, there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Critical Accounting Estimates

No material changes from what was reported in the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors.

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

AQUA METALS, INC.

Date:	May 15, 2024	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 15, 2024	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)