Form 10-Q
period 2024-06-30
Aqua Metals, Inc.
filed 2024-08-14
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 2, 2024, there were 135,799,315 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$7,833	$16,522
Note receivable - LINICO	400	600
Accounts receivable	—	67
Inventory	908	929
Prepaid expenses and other current assets	174	181
Total current assets	9,315	18,299

Non-current assets
Property, plant and equipment, net	17,009	10,347
Intellectual property, net	191	281
Other assets	7,143	4,673
Total non-current assets	24,343	15,301

Total assets	$33,658	$33,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,679	$1,836
Accrued expenses	2,908	2,467
Lease liability, current portion	288	275
Note payable, current portion	2,979	35
Total current liabilities	7,854	4,613

Non-current liabilities
Lease liability, non-current portion	593	—
Note payable, non-current portion	—	2,923
Total liabilities	8,447	7,536

Commitments and contingencies (see Note 12)

Stockholders’ equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 134,257,193 and 133,800,547, shares issued and outstanding as of June 30, 2024, respectively and 108,308,661 and 107,880,095, shares issued and outstanding as of December 31, 2023, respectively	134	108
Additional paid-in capital	260,554	249,687
Accumulated deficit	(235,117)	(223,215)
Treasury stock, at cost; common shares: 456,646 and 428,566 as of June 30, 2024 and December 31, 2023, respectively	(360)	(516)
Total stockholders’ equity	25,211	26,064

Total liabilities and stockholders’ equity	$33,658	$33,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating cost and expense
Plant operations	$2,373	$1,481	$4,582	$2,546
Research and development cost	363	525	951	970
Gain on disposal of property, plant and equipment	—	(3)	—	(23)
General and administrative expense	3,426	2,849	6,421	5,855
Total operating expense	6,162	4,852	11,954	9,348

Loss from operations	(6,162)	(4,852)	(11,954)	(9,348)

Other income and (expense)
Interest expense	(84)	(255)	(190)	(431)
Interest and other income	99	348	245	414

Total other income (expense), net	15	93	55	(17)

Loss before income tax expense	(6,147)	(4,759)	(11,899)	(9,365)

Income tax expense	3	—	3	—

Net loss	$(6,150)	$(4,759)	$(11,902)	$(9,365)

Weighted average shares outstanding, basic and diluted	123,793,140	84,184,884	116,923,889	82,743,345

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.10)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balances, March 31, 2024	112,674,915	$113	$252,066	$(228,967)	456,646	$(360)	$22,852

Stock-based compensation	—	—	751	—	—	—	751
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	47,978	—	—	—	—	—	—
Common stock issued for employee stock purchase plan sales	68,882	—	35	—	—	—	35
Common stock and warrants issued for public offering, net of $744 transaction costs	20,125,000	20	7,286	—	—	—	7,306
Common stock issued for ATM share sales, net of $13 transaction costs	883,772	1	416	—	—	—	417
Net loss	—	—	—	(6,150)	—	—	(6,150)

Balances, June 30, 2024	133,800,547	$134	$260,554	$(235,117)	456,646	$(360)	$25,211

Balances, December 31, 2023	107,880,095	$108	$249,687	$(223,215)	428,566	$(516)	$26,064

Stock-based compensation	—	—	1,525	—	—	—	1,525
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	687,187	1	(516)	—	28,080	156	(359)
Common stock issued for employee stock purchase plan sales	68,882	—	35	—	—	—	35
Common stock and warrants issued for public offering, net of $744 transaction costs	20,125,000	20	7,286	—	—	—	7,306
Common stock issued for ATM share sales, net of $87 transaction costs	5,039,383	5	2,537	—	—	—	2,542
Net loss	—	—	—	(11,902)	—	—	(11,902)

Balances, June 30, 2024	133,800,547	$134	$260,554	$(235,117)	456,646	$(360)	$25,211

Balances, March 31, 2023	82,670,169	$83	$223,453	$(203,883)	510,632	$(577)	$19,076

Stock-based compensation	—	—	599	—	—	—	599
Common stock issued to employees and directors, includes RSUs vesting	58,652	—	—	—	—	—	—
Common stock issued for ATM share sales, net of $25 transaction costs	746,754	1	794	—	—	—	795
Common stock issued for director fees	31,875	—	32	—	—	—	32
Net loss	—	—	—	(4,759)	—	—	(4,759)

Balances, June 30, 2023	83,507,450	$84	$224,878	$(208,642)	510,632	$(577)	$15,743

Balances, December 31, 2022	79,481,751	$79	$220,114	$(199,277)	—	$—	$20,916

Stock-based compensation	—	—	1,285	—	—	—	1,285
RSUs issued for consulting services	15,781	—	12	—	—	—	12
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	880,763	1	—	—	510,632	(577)	(576)
Common stock issued for employee stock purchase plan sales	192,707	—	122	—	—	—	122
Common stock issued for class action settlement	469,366	1	500	—	—	—	501
Common stock issued for ATM share sales, net of $87 transaction costs	2,409,707	3	2,781	—	—	—	2,784
Common stock issued for director fees	57,375	—	64	—	—	—	64
Net loss	—	—	—	(9,365)	—	—	(9,365)

Balances, June 30, 2023	83,507,450	$84	$224,878	$(208,642)	510,632	$(577)	$15,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,902)	$(9,365)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	575	455
Amortization of intellectual property	90	90
Fair value of common stock issued for director fees	—	64
Fair value of common stock issued for consulting services	—	12
Stock-based compensation	1,525	1,286
Amortization of deferred financing costs	20	112
Gain on disposal of property, plant and equipment	—	(23)
Inventory net realizable value adjustment	240	—
Write off of debt issuance costs	563	—
Changes in operating assets and liabilities
Proceeds from leasing of building	—	12,278
Accounts receivable	67	(90)
Inventory	(219)	(353)
Prepaid expenses and other current assets	6	80
Accounts payable	(29)	49
Accrued expenses	1,092	1,024
Other assets and liabilities	(30)	(147)
Net cash provided by (used in) operating activities	(8,002)	5,472

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,440)	(5,503)
Proceeds from sale of equipment	—	67
Proceeds from note receivable	200	—
Equipment deposits	(3,522)	(75)
Net cash used in investing activities	(9,762)	(5,511)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction costs	7,306	—
Proceeds from employee stock purchase plan	35	14
Payments on note payable	—	(6,000)
Principal payments on finance leases	(35)	—
Proceeds from note payable, net	—	2,932
Cash paid for tax withholdings on RSUs vesting	(360)	(577)
Debt issuance costs	(413)	—
Proceeds from ATM, net	2,542	2,784
Net cash provided by (used in) financing activities	9,075	(847)

Net decrease in cash and cash equivalents	(8,689)	(886)
Cash and cash equivalents at beginning of period	16,522	7,082
Cash and cash equivalents at end of period	$7,833	$6,196

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flows information
Cash paid for income taxes	$3	$—
Cash paid for interest	$166	$309

Supplemental disclosure of non-cash transactions
Acquisitions of property, plant and equipment included in accounts payable	$945	$349
Acquisitions of property, plant and equipment included in accrued expenses	$646	$210
Equity included in accrued expenses	$—	$608

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Aqua Metals (NASDAQ: AQMS) is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for both lead and lithium-ion (“Li”) batteries. Our recycling process is a patented hydro- and electrometallurgical technology that is an innovative, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that replaces polluting furnaces and hazardous chemicals with electricity-powered electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The modular “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

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

Liquidity and Going Concern Assessment

For the six months ended June 30, 2024 and 2023, the Company reported a net loss of $11.9 million and $9.4 million, respectively, and negative cash from operations of $8.0 million and a cash inflow $5.5 million, respectively, including non-recurring proceeds of $12.3 million from the leasing and sale of the building. As of  June 30, 2024, the Company had cash and cash equivalents of approximately $7.8 million, current liabilities of $7.9 million and an accumulated deficit of $235.1 million. The Company's current liabilities of $7.9 million include the note payable with Summit Investment Services, LLC in the amount of approximately $3 million due on February 1, 2025 as disclosed in Note 10. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future.

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

Reclassification of Prior Period Financial Statements

For the three and six months ended June 30, 2024, the gain on disposal of property, plant and equipment was presented in the Condensed Consolidated Statement of Operations within loss from operations. This reclassification was made for the year ended December 31, 2023 and presented in the Annual Report on Form 10-K for the year then ended.

We have reclassified the prior period Condensed Consolidated Statement of Operations included in this filing to conform to the current period presentation, as shown in the following table (in thousands):

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Summary of significant accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2023, as filed with the Securities and Exchange Commission, or the SEC, on March 28, 2024. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2024.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Aqua Metals, Inc. and subsidiaries (collectively, the “Company” or “Aqua Metals”) have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2023, which are included on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual consolidated financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and June 30, 2023, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2024 and June 30, 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and June 30, 2023, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements as of such date, but it does not include all disclosures required by U.S. GAAP for annual presentation.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending  December 31, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Excluded potentially dilutive weighted average securities (1):	2024	2023	2024	2023

Unvested restricted stock units	8,443,517	6,181,141	8,350,321	5,770,715
Options to purchase common stock	—	417,749	—	704,316
Financing warrants to purchase common stock	11,597,752	6,372	6,084,422	6,372
Total potential dilutive weighted average securities	20,041,269	6,605,262	14,434,743	6,481,403

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

Concentration of credit risk

The Company did not generate revenue during the three and six months ended June 30, 2024 and 2023, respectively. The Company had no trade receivables as of  June 30, 2024 and  December 31, 2023. The accounts receivable balance on the Company's consolidated balance sheet as of  December 31, 2023 consisted of proceeds from a non-recurring engineering (NRE) arrangement with 6K Energy.

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

The Company was not in commercial production during the three and six months ended June 30, 2024 and 2023, respectively. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Note receivable

During the year ended  December 31, 2023, the Company sold its 2,000,000 stock investment in LINICO and recorded an impairment of $1,400,000 and a note receivable of $600,000. The proceeds will be received over a 12-month installment which began in  January 2024. The balance of the note receivable is $400,000 and $600,000 as of  June 30, 2024 and December 31, 2023, respectively.

The Company accounted for the LINICO investment under ASC 321, Investments-Equity Securities, using the measurement alternative of recording at cost as the investment in LINICO doesn’t have a readily determinable fair value.

5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

Work in process	$157	$135
Raw materials	751	794
Total inventory	$908	$929

We write-down inventory when evidence exists that the net realizable value of inventory is less than the cost. During the three and six months ended June 30, 2024, we recorded write-downs of $240,000 which were included in plant operations in the condensed consolidated statement of operations.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	June 30, 2024	December 31, 2023

Operational equipment	3 - 10	$3,581	$3,581
Lab equipment	5	1,144	817
Computer equipment	3	111	89
Office furniture and equipment	3	90	90
Leasehold improvements	2.5	80	80
Land	-	1,141	1,141
Building	39	3,131	3,131
Equipment under construction		9,813	3,047
		19,091	11,976
Less: accumulated depreciation		(2,082)	(1,629)

Total property, plant and equipment, net		$17,009	$10,347

Property, plant and equipment depreciation expense was $235,000 and $453,000 for the three and six months ended June 30, 2024 and $225,000 and $337,000 for the three and six months ended June 30, 2023, respectively. Equipment under construction is comprised of our lithium-ion battery recycling commercial equipment along with various components being manufactured or installed by the Company.

7. Other assets

Other assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Equipment deposits (1)	$6,466	$4,291
Nevada facilities Right of Use Assets (2)	657	222
Other assets	20	160
Total other assets, non-current	$7,143	$4,673

(1) Deposits for equipment to be acquired and utilized at the Company's Phase One build-out of our recycling campus at Tahoe-Reno Industrial Center (TRIC).

(2) See Footnote 9.

8. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Property, plant and equipment related	$1,207	$1,857
Payroll related	1,527	506
Professional services	105	26
Other	69	78
Total accrued expenses	$2,908	$2,467

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Leases

As of June 30, 2024, the Company maintained two finance leases for equipment and two operating leases for real estate. The operating leases have current terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets.

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

On June 9, 2024, the Company extended its operating lease for its Innovation Center located at 160 Denmark Dr, McCarran, NV. The lease extension was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the Right-of-Use (“ROU”) assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 9.52%, which resulted in an increase of the ROU asset of $347,000 and an increase in the operating lease liabilities of $324,000.

The Company currently maintains two finance leases for equipment. In November 2021, the Company entered into a finance lease for a modular laboratory which expires in October 2024. On April 1, 2024 the Company entered into a finance lease for laboratory equipment which expires in 2029.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$68	$66	$136	$133
Operating lease cost	$71	$65	$137	$131

Cash paid for finance lease liabilities	$25	$15	$39	$17
Interest expense	$3	$2	$4	$2

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (years) - operating leases	2.6	1.4
Weighted-average discount rate - operating leases	10.48%	6.16%

Weighted-average remaining lease term (years) - finance leases	2.5	0.8
Weighted-average discount rate - finance leases	5.12%	7.48%

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$517

Future maturities of lease liabilities as of June 30, 2024 are as follows (in thousands):

Due in 12-month period ended June 30,
	Operating Leases	Finance Leases
2024	$140	$42
2025	291	47
2026	182	47
2027	149	107
Less imputed interest	(99)	(23)
Total lease liabilities	$661	$220

Current lease liabilities	$231	$57
Non-current lease liabilities	430	163
Total lease liabilities	$661	$220

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Note payable

On February 1, 2023, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company (the “Lender”), pursuant to which the Lender provided us with a loan in the amount of $3 million. The loan proceeds were used to purchase a building located at 2999 Waltham Way McCarran, NV 89434 (the “Building”). The loan accrues interest at a fixed annual rate of 9.50%. Interest-only payments are due monthly for the first twenty-four months and the principal and all unpaid interest is due on February 1, 2025. We have the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $213,750 (9-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. As of  June 30, 2024 and  December 31, 2023, the Company was in compliance with all of the covenants. The loan is collateralized by a first priority lien on the building and site improvements, and is guaranteed by Aqua Metals, Inc.

Note payable is comprised of the following (in thousands):

	June 30, 2024	December 31, 2023

Note payable, current portion
Summit Investment Services, LLC	$3,000	$35
Less issuance costs	(21)	—
Total note payable, current portion	$2,979	$35

Note payable, non-current portion
Summit Investment Services, LLC	$—	$3,000
Less issuance costs	—	(77)
Total note payable, non-current portion	$—	$2,923

11. Stockholders’ equity

Shares issued

During the six months ended June 30, 2024, the Company issued 1,064,286 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 428,566 of reissued treasury stock. We withheld 456,646 shares to satisfy approximately $360,000 of employees’ tax obligations during the six months ended June 30, 2024. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the six months ended June 30, 2024, the Company issued 79,547 shares of common stock upon vesting of RSUs granted to Board members.

During the six months ended June 30, 2024, the Company issued 68,882 shares of common stock pursuant to the employee stock purchase plan.

During the six months ended June 30, 2024, the Company issued 5,039,383 shares of common stock pursuant to the at the market issuance sales agreement for net proceeds of $2.5 million.

In May 2024, the Company completed a public offering of 20,125,000 shares of its common stock at the public offering price of $0.39 per share. In connection with the sale of common stock, the Company issued warrants to purchase shares of common stock at the rate of one warrant for every share of purchased common stock, at the offering price of $0.01 per warrant. After the deduction of the underwriter’s discount and expenses payable by us, we received net proceeds of $7.3 million. The Company used the relative fair value method to allocate the net proceeds of approximately $7.3 million between the common stock and the warrants. As presented below, the Company recorded the fair value of the warrants of $3.1 million and common stock of $4.2 million.

Warrant issued

In connection with the above-described May 2024 public offering, the Company issued a warrant to purchase 782,500 shares of the Company's common stock to the underwriter of the Company's public offering, equal to 2% of the 20,125,000 shares sold, for relative fair value of $0.1 million. The warrants are exercisable at $0.4875 per share on the closing date,  May 14, 2024. The warrants have an expiration date of 5 years from the date of issuance and will expire on  May 14, 2029. The relative fair value of the warrants was recorded in the condensed consolidated balance sheet in additional paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification.

In May 2024, in conjunction with the Company's public offering, the Company issued a warrant to purchase up to 20,125,000 shares of the Company's common stock, for the relative fair value of $3 million. The warrants are exercisable at $0.39 per share. The warrants have an expiration date of 5 years from the date of issuance and will expire on May 14, 2029. The relative fair value of the warrants was recorded in the condensed consolidated balance sheet in additional paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Plant operations	$99	$18	$185	$47
Research and development cost	16	22	36	40
General and administrative expense	636	559	1,304	1,199
Total	$751	$599	$1,525	$1,286

2014 Stock Incentive Plan

We have adopted the Aqua Metals, Inc. 2014 Stock Incentive Plan providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. All of our officers, directors, employees and consultants are eligible to participate under the plan. The purpose of the plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. As of  June 30, 2024, there were 635,215 remaining shares available for future grants.

2019 Stock Incentive Plan

In 2019, our board of directors adopted the Aqua Metals, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). A total of 18,500,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date. As of  June 30, 2024, there were 1,162,624 remaining shares available for future grants.

	Number of Shares	Number of
	Available for	RSUs
	Grant	Outstanding
Balances, December 31, 2023	1,420,454	8,654,491
Granted	(236,522)	236,522
Exercised/ Released	—	(1,143,833)
Forfeited	157,261	(157,261)
Returned to Plan	456,646	—
Balances, June 30, 2024	1,797,839	7,589,919

Restricted stock units

During the first quarter of 2024, the Company granted 111,522 RSUs, all of which were subject to vesting, with a grant date fair value of $60,000 to employees. The shares vest in three equal installments over a three-year period.

During the second quarter of 2024, the Company granted 125,000 RSUs, all of which were subject to vesting, with a grant date fair value of $40,000 to employees. The shares vest in three equal installments over a three-year period.

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

13. Subsequent events

On August 5, 2024 the company completed a reduction in force of both contracted and non-contracted employees. The reduction in force was completed in response to a delay in funding that was necessary to complete the build out of the Sierra ARC. At the time of filing the Company did not have sufficient information to determine an estimated impact to the financial statements caused by the reduction in force.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024, or our Annual Report.

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

General

Aqua Metals is engaged in the business of applying its commercialized clean, water-based, recycling technology principles to develop cost-efficient recycling solutions for both lead and lithium-ion (“Li”) batteries. Our recycling process is a patented hydro and electrometallurgical technology that is an innovative, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that has the potential to replace polluting furnaces and hazardous chemicals with electricity-powered electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The modular “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

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

In February 2023, we acquired a five-acre recycling campus at the TRIC. When fully developed, the facility we design will process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary Li AquaRefining technology. Subject to our receipt of the required additional capital, we expect to complete development of phase. The Company is planning for a phased development of the campus, beginning with the already commenced redevelopment of an existing building on-site into the first commercial-scale Li AquaRefinery, targeting 3,000 tons per annum (tpa) capacity in phase one. In the first half of 2024, we made significant progress on the construction of the planned first phase of the commercial Li AquaRefinery.

On May 13, 2024, we entered into a non-binding term sheet with a strategic lender for a secured loan facility in the amount of up to $33 million. The secured loan facility was to be used for the completion of the phase one development of our five‑acre recycling campus at the TRIC. In late July 2024, the lender advised us that it was suspending further activity on the secured credit facility due to continued high interest rates and recent declines in the market price for lithium-ion minerals, which raised concerns on the part of the lender over our ability to meet the lender’s proposed debt service covenants. We intend to maintain communications with the lender with the intent of resuming negotiations in the event of declining interest rates or raising mineral prices. In the meantime, we continue to pursue the required funding for the completion of the phase one development of our five‑acre recycling campus through various sources, including debt, project finance, joint venture and strategic investment options.

During the six months ended June 30, 2024, we issued 5,039,383 shares of common stock pursuant to an at the market issuance sales agreement ("ATM") for net proceeds of $2.5 million. On May 14, 2024, we completed a public offering of 20,125,000 shares of our common stock, at the public offering price of $0.39 per share. In connection with the sale of common stock, the Company issued warrants to purchase shares of common stock at the rate of one warrant for every share of purchased common stock, at the price of $0.01 per share. After the deduction of the underwriter’s discount and expenses payable by us, we received net proceeds of $7.3 million. During the year ended December 31, 2023, we issued 3,244,302 shares of common stock pursuant to an at the market issuance sales agreement for net proceeds of $3.8 million. We raised a net of $18.3 million in the third quarter of 2023 from the public offering of our common shares and a net of $4.6 million from the sale of our common stock to Yulho.

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

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. We have already demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide, copper, nickel, cobalt, and other compounds. Our goal is to recycle commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We also intend to recycle commercial amounts of lithium that can be sold to lithium-ion battery manufacturers. We have installed, commissioned, and operated our pilot plant since December of 2022. During the first half of 2024 we have been building a commercial demonstration plant operation with capacity of processing approximately 3,000 tonnes of black mass per year. The location for the pilot demonstration is currently the Innovation Center with the commercial demonstration plant to be constructed at our 5-acre recycling campus starting with processing ~3,000 tonnes of black mass per year and growing to commercial quantities of ~10,000 tonnes per year or more of production. Equipment installation and construction at the demonstration plant is currently paused. These activities will resume once the company obtains funding. The remaining construction and installation are expected to take approximately 6 months from the date of funding.

Results of Operations

We did not engage in commercial operations in 2024 and 2023. Our operations have been devoted to developing our Li AquaRefining battery recycling technology. During the six months ended June 30, 2024, Aqua Metals was focused on the continued operation of the pilot facility and the build out of our commercial facility. We did not earn any revenue during the three and six months ended June 30, 2024 and 2023. The following table summarizes our results of operations with respect to the items set forth below for the three and six months ended June 30, 2024 and 2023 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2024	2023	(Unfavorable)	Change	2024	2023	(Unfavorable)	Change

Plant operations	$2,373	$1,481	$(892)	60.2%	4,582	2,546	(2,036)	80.0%
Research and development cost	363	525	162	(30.9)%	951	970	19	(2.0)%
Gain on disposal of property, plant and equipment	—	(3)	(3)	(100.0)%	—	(23)	(23)	(100.0)%
General and administrative expense	3,426	2,849	(577)	20.3%	6,421	5,855	(566)	9.7%
Total operating expense	$6,162	$4,852	$(1,310)	27.0%	$11,954	$9,348	$(2,606)	27.9%

Plant operations include materials, supplies related costs, salaries and benefits, consulting, outside services costs, inventory adjustments, depreciation, amortization, insurance, travel and overhead costs. Plant operations increased approximately $892,000 or 60.2% and $2,036,000 or 80.0% for the for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. The increase in plant operations for the three month ended June 30, 2024 was primarily due to an increase in payroll and payroll related fees of approximately $916,000, as we engaged our lab and engineering staff in operating the pilot facility and processing black mass, as well as $151,000 in supplies and materials offset by $196,000 decrease in professional fees. The increase in plant operations for the six month ended June 30, 2024 was primarily due to an increase in payroll and payroll related fees of approximately $1,472,000, as we hired additional staff and we engaged our lab and engineering staff in operating the pilot facility and processing black mass, as well as $302,000 in supplies and materials, $126,000 increase in insurance expenses and $89,000 in professional fees.

Research and development cost includes expenditures related to the improvement of the AquaRefining technology and the development of our lithium-ion battery recycling process. During the three months ended June 30, 2024, research and development costs decreased $162,000, or approximately 30.9% compared to the three months ended June 30, 2023. The decrease was driven by a decrease in payroll and payroll related fees of approximately $86,000, as well as $54,000 in supplies and materials. For the six months ended June 30, 2024, research and developments costs decreased $19,000, or approximately 2.0%, compared to the six months ended June 30, 2023.

We didn't recognize a gain on disposal of property, plant and equipment during the three and six months ended June 30, 2024 compared to a gain of $3,000 and $23,000 for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, the gain on property, plant and equipment resulted from the sales of fixed assets.

General and administrative expense increased $577,000, or approximately 20.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and $566,000, or approximately 9.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was driven by the the write off of the debt issuance costs of $563,000, previously representing a deferred asset.

The following table summarizes our other income and interest expense for the three and six months ended June 30, 2024 and 2023 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2024	2023	(Unfavorable)	Change	2024	2023	(Unfavorable)	Change

Interest expense	$(84)	$(255)	$171	(67.1)%	(190)	(431)	241	(55.9)%
Interest and other income	99	348	(249)	(71.6)%	245	414	(169)	(40.8)%
Total other income (expense), net	$15	$93	$(78)	(83.9)%	$55	$(17)	$72	(423.5)%

The decrease in interest expense for the three and six months ended June 30, 2024 is due to the reduction on the note payable outstanding balance.

We recognized approximately $99,000 and $245,000 in interest and other income during the three and six months ended June 30, 2024, respectively, a decrease from $348,000 and $414,000 compared to the three and six months ended June 30, 2023, respectively. The decrease in interest and other income is primarily due to the decrease in miscellaneous income from the non-recurring engineering agreement with 6K Energy.

Liquidity and Capital Resources

As of June 30, 2024, the Company had total assets of $33.7 million and working capital of $1.5 million.

As of June 30, 2024, the Company had cash and cash equivalents of approximately $7.8 million, current liabilities of $7.9 million and an accumulated deficit of $235.1 million. The Company's current liabilities of $7.9 million include the note payable with Summit Investment Services, LLC in the amount of approximately $3 million due on February 1, 2025 as disclosed in Note 10. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future. In order to satisfy our capital requirements, the Company anticipates that it will need to improve its liquidity position through equity or debt financings and/or reductions in operating costs, in order to satisfy its liquidity needs for the next twelve months. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business.

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

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash provided by (used in) operating activities	$(8,002)	$5,472
Net cash used in investing activities	$(9,762)	$(5,511)
Net cash provided by (used in) financing activities	$9,075	$(847)

Net cash provided by (used in) operating activities

Net cash used in operating activities for the six months ended June 30, 2024 was $8,002,000. Net cash provided by operating activities for the six months ended June 30, 2023 was $5,472,000 which includes approximately $12,278,000 of cash received related to our lease receivable offset by operating expenses. Net cash used in or provided by operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation, and gain on the disposal of property, plant and equipment, as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2024 was $9,762,000 and consisted mainly of cash utilized towards equipment deposits of $3,522,000 and purchases of fixed assets related to the build out of our commercial facility of $6,440,000, offset by $200,000 of cash received related to our note receivable. Net cash used in investing activities for the six months ended June 30, 2023 was $5,511,000 and consisted mainly of $4,300,000 utilized towards the purchase of the building located at 2999 Waltham Way McCarran, NV 89434 and $900,000 utilized towards purchases of fixed assets.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $9,075,000 for the six months ended June 30, 2024, consisting of $2,542,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $7,306,000 in net proceeds from our May 2024 public offering, offset by $360,000 related to tax withholdings to cover RSU vesting and $413,000 related to debt issuance costs. Net cash provided by financing activities of $847,000 for the six months ended June 30, 2023 was approximately $2,784,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $2,932,000 in net proceeds from the loan agreement secured with the Summit Investment Services, LLC offset by the $6,000,000 used to pay off the note payable and $577,000 related to tax withholdings to cover RSU vesting.

As of June 30, 2024, we had total cash of $7.8 million and working capital of $1.5 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs over the next twelve months and move forward with our current business strategy. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. We intend to seek funds through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21, 2022.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019
3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 21, 2022
4.1	Form of Non-Redeemable Common Stock Purchase Warrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 15, 2024
4.2	Form of Warrant Agency Agreement to be entered into between the Company and VStock Transfer, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 15, 2024
4.3	Form of Underwriter Warrant to be issued to the Benchmark Company, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 15, 2024
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith
101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	August 14, 2024	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 14, 2024	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)