Form 10-Q
period 2024-09-30
Aqua Metals, Inc.
filed 2024-11-14
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 12, 2024, there were 7,131,786 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$2,950	$16,522
Note receivable - LINICO	250	600
Accounts receivable	486	67
Inventory	330	929
Prepaid expenses and other current assets	148	181
Total current assets	4,164	18,299

Non-current assets
Property, plant and equipment, net	16,615	10,347
Intellectual property, net	164	281
Other assets	7,540	4,673
Total non-current assets	24,319	15,301

Total assets	$28,483	$33,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,477	$1,836
Accrued expenses	2,314	2,467
Lease liability, current portion	286	275
Note payable, current portion	2,988	35
Total current liabilities	7,065	4,613

Non-current liabilities
Lease liability, non-current portion	520	—
Note payable, non-current portion	—	2,923
Total liabilities	7,585	7,536

Commitments and contingencies (see Note 12)

Stockholders’ equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 6,855,991 and 6,826,572, shares issued and outstanding as of September 30, 2024, respectively and 5,415,433 and 5,394,005 shares issued and outstanding as of December 31, 2023, respectively	7	5
Additional paid-in capital	261,410	249,790
Accumulated deficit	(240,327)	(223,215)
Treasury stock, at cost; common shares: 29,419 and 21,428 as of September 30, 2024 and December 31, 2023, respectively	(192)	(516)
Total stockholders’ equity	20,898	26,064

Total liabilities and stockholders’ equity	$28,483	$33,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Product Sales	$—	$25	$—	$25

Operating cost and expense
Plant operations	1,617	1,770	6,198	4,316
Research and development cost	398	389	1,349	1,359
Loss (gain) on disposal of property, plant and equipment	448	—	448	(23)
General and administrative expense	2,748	2,815	9,170	8,670
Total operating expense	5,211	4,974	17,165	14,322

Loss from operations	(5,211)	(4,949)	(17,165)	(14,297)

Other income and (expense)
Interest expense	(83)	(87)	(273)	(518)
Interest and other income	84	489	329	903

Total other income, net	1	402	56	385

Loss before income tax expense	(5,210)	(4,547)	(17,109)	(13,912)

Income tax expense	—	—	3	—

Net loss	$(5,210)	$(4,547)	$(17,112)	$(13,912)

Weighted average shares outstanding, basic and diluted	6,816,190	5,080,889	6,171,512	4,455,199

Basic and diluted net loss per share	$(0.76)	$(0.89)	$(2.77)	$(3.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balances, June 30, 2024	6,690,027	$7	$260,681	$(235,117)	22,832	$(360)	$25,211

Stock-based compensation	—	—	638	—	—	—	638
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	57,183	—	(359)	—	6,587	168	(191)
Common stock issued for consulting fees	20,111	—	150	—	—	—	150
Common stock issued for ATM share sales, net of $34 transaction costs	54,080	—	277	—	—	—	277
Common stock issued for director fees	5,171	—	23	—	—	—	23
Net loss	—	—	—	(5,210)	—	—	(5,210)

Balances, September 30, 2024	6,826,572	$7	$261,410	$(240,327)	29,419	$(192)	$20,898

Balances, December 31, 2023	5,394,005	$5	$249,790	$(223,215)	21,428	$(516)	$26,064

Stock-based compensation	—	—	2,163	—	—	—	2,163
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	91,542	—	(875)	—	7,991	324	(551)
Common stock issued for employee stock purchase plan sales	3,444	—	35	—	—	—	35
Common stock issued for consulting fees	20,111	—	150	—	—	—	150
Common stock and warrants issued for public offering, net of $744 transaction costs	1,006,250	1	7,305	—	—	—	7,306
Common stock issued for ATM share sales, net of $87 transaction costs	306,049	1	2,819	—	—	—	2,820
Common stock issued for director fees	5,171		23	—	—	—	23
Net loss	—	—	—	(17,112)	—	—	(17,112)

Balances, September 30, 2024	6,826,572	$7	$261,410	$(240,327)	29,419	$(192)	$20,898

Balances, June 30, 2023	4,175,372	$4	$224,958	$(208,642)	25,532	$(577)	$15,743

Stock-based compensation	—	—	593	—	—	—	593
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	33,202	—	(576)	—	(4,104)	61	(515)
Common stock issued for public offering, net of $1,713 transaction costs	909,650	1	18,317	—	—	—	18,318
Common stock issued for Yulho agreement, net of $372 transaction costs	227,273	—	4,629	—	—	—	4,629
Warrant expense related to Yulho agreement	—	—	181	—	—	—	181
Common stock issued for ATM share sales, net of $31 transaction costs	41,730	—	1,005	—	—	—	1,005
Common stock issued for director fees	1,362	—	32	—	—	—	32
Net loss	—	—	—	(4,547)	—	—	(4,547)

Balances, September 30, 2023	5,388,589	$5	$249,139	$(213,189)	21,428	$(516)	$35,439

Balances, December 31, 2022	3,974,088	$4	$220,189	$(199,277)	—	$—	$20,916

Stock-based compensation	—	—	1,878	—	—	—	1,878
RSUs issued for consulting services	789	—	12	—	—	—	12
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	77,240	—	(575)	—	21,428	(516)	(1,091)
Common stock issued for public offering, net of $1,713 transaction costs	909,650	1	18,317	—	—	—	18,318
Common stock issued for Yulho agreement, net of $372 transaction costs	227,273	—	4,629	—	—	—	4,629
Warrant expense related to Yulho agreement	—	—	181	—	—	—	181
Common stock issued for employee stock purchase plan sales	9,635	—	122	—	—	—	122
Common stock issued for class action settlement	23,468	—	501	—	—	—	501
Common stock issued for ATM share sales, net of $119 transaction costs	162,215	—	3,789	—	—	—	3,789
Common stock issued for director fees	4,231	—	96	—	—	—	96
Net loss	—	—	—	(13,912)	—	—	(13,912)

Balances, September 30, 2023	5,388,589	$5	$249,139	$(213,189)	21,428	$(516)	$35,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,112)	$(13,912)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	867	770
Amortization of intellectual property	117	135
Fair value of common stock issued for director fees	23	96
Fair value of common stock issued for consulting services	150	12
Stock-based compensation	2,163	1,880
Warrant expense	—	181
Amortization of deferred financing costs	29	119
Loss (gain) on disposal of property, plant and equipment	448	(23)
Inventory net realizable value adjustment	268	—
Write off of debt issuance costs	563	—
Changes in operating assets and liabilities
Proceeds from leasing of building	—	12,278
Accounts receivable	(419)	(64)
Inventory	330	(612)
Prepaid expenses and other current assets	33	91
Accounts payable	(43)	322
Accrued expenses	1,030	1,181
Other assets and liabilities	(84)	(232)
Net cash provided by (used in) operating activities	(11,637)	2,222

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,452)	(6,142)
Proceeds from sale of equipment	15	70
Proceeds from note receivable	350	—
Equipment deposits	(3,975)	(222)
Net cash used in investing activities	(11,062)	(6,294)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction costs	7,306	22,947
Proceeds from employee stock purchase plan	35	14
Payments on note payable	—	(6,000)
Principal payments on finance leases	(58)	—
Proceeds from note payable, net	—	2,931
Cash paid for tax withholdings on RSUs vesting	(552)	(1,092)
Debt issuance costs	(424)	—
Proceeds from ATM, net	2,820	3,788
Net cash provided by financing activities	9,127	22,588

Net decrease in cash and cash equivalents	(13,572)	18,516
Cash and cash equivalents at beginning of period	16,522	7,082
Cash and cash equivalents at end of period	$2,950	$25,598

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flows information
Cash paid for income taxes	$3	$—
Cash paid for interest	$249	$399

Supplemental disclosure of non-cash transactions
Acquisitions of property, plant and equipment included in accounts payable	$758	$39
Acquisitions of property, plant and equipment included in accrued expenses	$646	$674
Equity included in accrued expenses	$—	$608

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

Reverse Stock Split

Effective November 5, 2024, the Company effected a one-for-20 reverse stock split of its issued and outstanding common shares. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

Liquidity and Going Concern Assessment

For the nine months ended September 30, 2024 and 2023, the Company reported a net loss of $17.1 million and $13.9 million, respectively, and negative cash from operations of $11.6 million and a cash inflow $2.2 million, respectively, including non-recurring proceeds of $12.3 million from the leasing and sale of the building during the nine months ended September 30, 2023. As of  September 30, 2024, the Company had cash and cash equivalents of approximately $3.0 million, current liabilities of $7.1 million and an accumulated deficit of $240.3 million. The Company's current liabilities of $7.1 million include the note payable with Summit Investment Services, LLC in the amount of approximately $3 million due on February 1, 2025 as disclosed in Note 10. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future.

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

Reclassification of Prior Period Financial Statements

For the nine months ended September 30, 2023, the gain on disposal of property, plant and equipment was presented in the Condensed Consolidated Statement of Operations within loss from operations. This reclassification was made for the year ended December 31, 2023 and presented in the Annual Report on Form 10-K for the year then ended.

We have reclassified the prior period Condensed Consolidated Statement of Operations included in this filing to conform to the current period presentation, as shown in the following table (in thousands):

	Nine Months Ended September 30, 2023
	As Reported	Reclassification	As Reclassified
Operating cost and expense
Gain on disposal of property, plant and equipment	—	(23)	(23)
Total operating expense	$14,345	$(23)	$14,322
Income (loss) from operations	$(14,320)	$23	$(14,297)

Other income and expense
Gain on disposal of property, plant and equipment	23	(23)	—
Total other income (expense), net	$408	$(23)	$385

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Summary of significant accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2023, as filed with the Securities and Exchange Commission, or the SEC, on March 28, 2024. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2024.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Aqua Metals, Inc. and subsidiaries (collectively, the “Company” or “Aqua Metals”) have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2023, which are included on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual consolidated financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2024 and September 30, 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and September 30, 2023, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements as of such date, but it does not include all disclosures required by U.S. GAAP for annual presentation.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending  December 31, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Excluded potentially dilutive weighted average securities (1):	2024	2023	2024	2023

Unvested restricted stock units	282,016	251,736	340,302	276,271
Options to purchase common stock	—	5,790	—	25,299
Financing warrants to purchase common stock	1,073,856	21,833	562,639	7,569
Total potential dilutive weighted average securities	1,355,872	279,359	902,941	309,139

(1) Securities are presented on a weighted average outstanding calculation as required if the securities were dilutive and adjusted to give effect to the November 4, 2024 reverse stock split.

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

Concentration of credit risk

The Company did not generate revenue during the three and nine months ended September 30, 2024 and 2023, respectively. The Company had no trade receivables as of  September 30, 2024 and  December 31, 2023. The accounts receivable balance on the Company's consolidated balance sheet as of  September 30, 2024 consisted of proceeds from sale of raw materials and proceeds from a non-recurring engineering (NRE) arrangement with 6K Energy. The balance as of  December 31, 2023 consisted of proceeds from a NRE arrangement with 6K Energy.

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

The Company was not in commercial production during the three and nine months ended September 30, 2024 and 2023, respectively. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Note receivable

During the year ended  December 31, 2023, the Company sold its $2,000,000 stock investment in LINICO and recorded an impairment of $1,400,000 and a note receivable of $600,000. The proceeds will be received over a 12-month installment which began in  January 2024. The balance of the note receivable is $250,000 and $600,000 as of  September 30, 2024 and December 31, 2023, respectively.

The Company accounted for the LINICO investment under ASC 321, Investments-Equity Securities, using the measurement alternative of recording at cost as the investment in LINICO doesn’t have a readily determinable fair value.

5. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

Work in process	$—	$135
Raw materials	330	794
Total inventory	$330	$929

We write-down inventory when evidence exists that the net realizable value of inventory is less than the cost. During the nine months ended September 30, 2024, we recorded write-downs of $268,000 which were included in plant operations in the condensed consolidated statement of operations.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	September 30, 2024	December 31, 2023

Operational equipment	3 - 10	$3,551	$3,581
Lab equipment	5	1,128	817
Computer equipment	3	107	89
Office furniture and equipment	3	87	90
Leasehold improvements	2.5	80	80
Land	-	1,141	1,141
Building	39	3,131	3,131
Equipment under construction		9,643	3,047
		18,868	11,976
Less: accumulated depreciation		(2,253)	(1,629)

Total property, plant and equipment, net		$16,615	$10,347

Property, plant and equipment depreciation expense was $229,000 and $682,000 for the three and nine months ended September 30, 2024 and $254,000 and $591,000 for the three and nine months ended September 30, 2023, respectively. Equipment under construction is comprised of our lithium-ion battery recycling commercial equipment along with various components being manufactured or installed by the Company.

7. Other assets

Other assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Equipment deposits (1)	$6,920	$4,291
Nevada facilities Right of Use Assets (2)	600	222
Other assets	20	160
Total other assets, non-current	$7,540	$4,673

(1) Deposits for equipment to be acquired and utilized at the Company's Phase One build-out of our recycling campus at Tahoe-Reno Industrial Center (TRIC).

(2) See Footnote 9.

8. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Property, plant and equipment related	$674	$1,857
Payroll related	1,359	506
Professional services	90	26
Other	191	78
Total accrued expenses	$2,314	$2,467

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Leases

As of September 30, 2024, the Company maintained two finance leases for equipment and two operating leases for real estate. The operating leases have current terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets.

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

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$68	$66	$204	$199
Operating lease cost	$72	$65	$210	$196

Cash paid for finance lease liabilities	$25	$15	$64	$46
Interest expense	$2	$2	$6	$5

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (years) - operating leases	2.4	1.1
Weighted-average discount rate - operating leases	10.48%	6.17%

Weighted-average remaining lease term (years) - finance leases	2.3	1.1
Weighted-average discount rate - finance leases	4.59%	8.17%

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$600	$—

Future maturities of lease liabilities as of September 30, 2024 are as follows (in thousands):

Due in 12-month period ended September 30,
	Operating Leases	Finance Leases
2024	$71	$16
2025	291	47
2026	182	47
2027	149	48
Thereafter	—	60
Less imputed interest	(84)	(21)
Total lease liabilities	$609	$197

Current lease liabilities	$242	$44
Non-current lease liabilities	367	153
Total lease liabilities	$609	$197

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Note payable

On February 1, 2023, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company (the “Lender”), pursuant to which the Lender provided us with a loan in the amount of $3 million. The loan proceeds were used to purchase a building located at 2999 Waltham Way McCarran, NV 89434 (the “Building”). The loan accrues interest at a fixed annual rate of 9.50%. Interest-only payments are due monthly for the first twenty-four months and the principal and all unpaid interest is due on February 1, 2025. We have the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $213,750 (9-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. As of  September 30, 2024 and  December 31, 2023, the Company was in compliance with all of the covenants. The loan is collateralized by a first priority lien on the building and site improvements, and is guaranteed by Aqua Metals, Inc.

Note payable is comprised of the following (in thousands):

	September 30, 2024	December 31, 2023

Note payable, current portion
Summit Investment Services, LLC	$3,000	$35
Less issuance costs	(12)	—
Total note payable, current portion	$2,988	$35

Note payable, non-current portion
Summit Investment Services, LLC	$—	$3,000
Less issuance costs	—	(77)
Total note payable, non-current portion	$—	$2,923

11. Stockholders’ equity

Shares issued

During the nine months ended September 30, 2024, the Company issued 129,857 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 44,261 of reissued treasury stock. We withheld 52,252 shares to satisfy approximately $552,000 of employees’ tax obligations during the nine months ended September 30, 2024. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the nine months ended September 30, 2024, the Company issued 20,111 shares of common stock for consulting services.

During the nine months ended September 30, 2024, the Company issued 7,330 shares of common stock upon vesting of RSUs granted to Board members.

During the nine months ended September 30, 2024, the Company issued 5,171 shares of common stock to Board members related to director fees.

During the nine months ended September 30, 2024, the Company issued 6,607 shares of common stock to a former employee related to a severance agreement.

During the nine months ended September 30, 2024, the Company issued 3,444 shares of common stock pursuant to the employee stock purchase plan.

During the nine months ended September 30, 2024, the Company issued 306,049 shares of common stock pursuant to the at the market issuance sales agreement for net proceeds of $2.8 million.

In May 2024, the Company completed a public offering of 1,006,250 shares of its common stock at the public offering price of $7.80 per share. In connection with the sale of common stock, the Company issued warrants to purchase shares of common stock at the rate of one warrant for every share of purchased common stock, at the offering price of $0.20 per warrant. After the deduction of the underwriter’s discount and expenses payable by us, we received net proceeds of $7.3 million. The Company used the relative fair value method to allocate the net proceeds of approximately $7.3 million between the common stock and the warrants. As presented below, the Company recorded the fair value of the warrants of $3.1 million and common stock of $4.2 million.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended  September 30, 2023, the Company issued 70,694 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 25,532 of reissued treasury stock. We withheld 46,960 shares to satisfy approximately $1,091,000 of employees’ tax obligations during the nine months ended  September 30, 2023. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the nine months ended  September 30, 2023, the Company issued 6,546 shares of common stock upon vesting of RSUs granted to Board members.

During the nine months ended  September 30, 2023, the Company issued 789 shares of common stock to a former Board member to fulfill obligations related to consulting services.

During the nine months ended  September 30, 2023, the Company issued 4,231 shares of common stock to a Board member related to director fees.

During the nine months ended  September 30, 2023, the Company issued 23,468 shares of common stock upon the settlement of the securities class action lawsuit.

During the nine months ended  September 30, 2023, the Company issued 9,635 shares of common stock pursuant to the employee stock purchase plan.

In  July 2023, the Company completed a public offering of 909,650 shares of its common stock, for net proceeds of $18.3 million.

In  August 2023, the Company issued 227,273 shares of its common stock pursuant to that certain Securities Purchase Agreement (the “Yulho SPA”), with Yulho Co, Ltd., for net proceeds of $4.6 million.

During the nine months ended  September 30, 2023, the Company issued 162,215 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $3.8 million.

Warrant issued

In connection with the above-described May 2024 public offering, the Company issued a warrant to purchase 39,125 shares of the Company's common stock to the underwriter of the Company's public offering, equal to 2% of the shares and the number of shares underlying the warrants sold in the offering, for relative fair value of $0.1 million. The warrants are exercisable at $9.75 per share on the closing date,  May 14, 2024. The warrants have an expiration date of 5 years from the date of issuance and will expire on  May 14, 2029. The relative fair value of the warrants was recorded in the condensed consolidated balance sheet in additional paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification.

In May 2024, in conjunction with the Company's public offering, the Company issued a warrant to purchase up to 1,006,250 shares of the Company's common stock, for the relative fair value of $3 million. The warrants are exercisable at $7.80 per share. The warrants have an expiration date of 5 years from the date of issuance and will expire on May 14, 2029. The relative fair value of the warrants was recorded in the condensed consolidated balance sheet in additional paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification.

In  July 2023, the Company issued a warrant to purchase 18,193 shares of the Company's common stock to the underwriter of the Company's public offering, equal to 2% of the 909,650 shares sold. The warrants are exercisable at $27.50 per share, commencing six months after  July 17, 2023. The warrants have an expiration date of 5 years from the date of issuance and will expire on   July 17, 2028.

In  August 2023, the Company issued a warrant to purchase 10,288 shares of the Company's common stock to the underwriter of the transaction in connection with the Yulho SPA. The warrants have an expiration date of 5 years from the date of issuance and are exercisable immediately at $25 per share. The warrant will expire on  August 4, 2028.

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Plant operations	$28	$35	$213	$82
Research and development cost	6	8	42	48
General and administrative expense	604	551	1,908	1,750
Total	$638	$594	$2,163	$1,880

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2019 Stock Incentive Plan

In 2019, our board of directors adopted the Aqua Metals, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). On May 23, 2024, 475,000 shares of common stock was authorized and added to the plan. A total of 1,400,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date. As of  September 30, 2024, there were 570,743 remaining shares available for future grants.

	Number of Shares	Number of
	Available for	RSUs
	Grant	Outstanding
Balances, December 31, 2023	71,023	432,725
Granted	(57,126)	57,126
Exercised/ Released	—	(169,075)
Forfeited	61,081	(61,081)
Returned to Plan	52,251	—
Addition to 2019 Plan	475,000	—
Expiration of 2014 Plan	(31,486)	—
Balances, September 30, 2024	570,743	259,695

Restricted stock units

During the first quarter of 2024, the Company granted 5,576 RSUs, all of which were subject to vesting, with a grant date fair value of $60,000 to employees. The shares vest in three equal installments over a three-year period.

During the second quarter of 2024, the Company granted 6,250 RSUs, all of which were subject to vesting, with a grant date fair value of $40,000 to employees. The shares vest in three equal installments over a three-year period.

During the third quarter of 2024, the Company granted 18,582 RSUs, all of which were subject to vesting, with a grant date fair value of $83,000 to Board Members. The shares vest in four equal installments with the first installment vesting immediately and the remaining three installments vesting over a nine-month period.

During the third quarter of 2024, the Company granted 20,111 RSUs, all of which were vested immediately, with a fair value of $150,000 for consulting fees.

During the third quarter of 2024, the Company granted 6,607 RSUs, all of which were vested immediately, with a fair value of $28,000 to an employee upon termination of a severance agreement.

12. Commitments and contingencies

We  may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As we grow, we  may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows. We are not party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows.

13. Subsequent events

On November 4, 2024, the Company implemented a one-for-twenty (1-for-20) reverse split of our common stock. Prior to the reverse stock split the Company had 137,635,801 shares of common stock issued and outstanding, and after the reverse stock split, the Company had approximately 6,881,790 shares of common stock issued and outstanding. All share and per-share amounts included in this Form 10-Q are presented as if the stock split had been effective from the beginning of the earliest period presented.

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

Reverse Stock Split

Effective November 5, 2024, the Company effected a one-for-20 reverse stock split of its issued and outstanding common shares. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been adjusted retrospectively to reflect this reverse stock split.

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

In February 2023, we acquired a five-acre recycling campus at the TRIC. When fully developed, the facility we design will process up to 10,000 tonnes of lithium-ion battery material each year using our proprietary Li AquaRefining technology. Subject to our receipt of the required additional capital, we expect to complete development of phase one. The Company is planning for a phased development of the campus, beginning with the already commenced redevelopment of an existing building on-site into the first commercial-scale Li AquaRefinery, targeting 3,000 tons per annum (tpa) capacity in phase one. In the first half of 2024, we made significant progress on the construction of the planned first phase of the commercial Li AquaRefinery and we continue to pursue the required funding for the completion of the phase one development of our five‑acre recycling campus through various sources, including debt, project finance, joint venture and strategic investment options.

During the nine months ended September 30, 2024, we issued 306,049 shares of common stock pursuant to an at the market issuance sales agreement ("ATM") for net proceeds of $2.8 million. On May 14, 2024, we completed a public offering of 1,006,250 shares of our common stock, at the public offering price of $7.80 per share. In connection with the sale of common stock, the Company issued warrants to purchase shares of common stock at the rate of one warrant for every share of purchased common stock, at the price of $0.20 per share. After the deduction of the underwriter’s discount and expenses payable by us, we received net proceeds of $7.3 million. During the year ended December 31, 2023, we issued 162,215 shares of common stock pursuant to an at the market issuance sales agreement for net proceeds of $3.8 million. We raised a net of $18.3 million in the third quarter of 2023 from the public offering of our common shares and a net of $4.6 million from the sale of our common stock to Yulho.

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

Results of Operations

We did not engage in commercial operations in 2024 and 2023. Our operations have been devoted to developing our Li AquaRefining battery recycling technology. During the nine months ended September 30, 2024, Aqua Metals was focused on the continued operation of the pilot facility and the build out of our commercial facility. We did not earn any revenue during the three and nine months ended September 30, 2024 and 2023. The following table summarizes our results of operations with respect to the items set forth below for the three and nine months ended September 30, 2024 and 2023 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable	%			Favorable	%
	2024	2023	(Unfavorable)	Change	2024	2023	(Unfavorable)	Change

Product sales	$—	$25	$(25)	(100.0)%	$—	$25	$(25)	(100.0)%
Plant operations	1,617	1,770	153	(8.6)%	6,198	4,316	(1,882)	43.6%
Research and development cost	398	389	(9)	2.3%	1,349	1,359	10	(0.7)%
Loss (gain) on disposal of property, plant and equipment	448	—	(448)	100.0%	448	(23)	(471)	(2047.8)%
General and administrative expense	2,748	2,815	67	(2.4)%	9,170	8,670	(500)	5.8%
Total operating expense	$5,211	$4,974	$(237)	4.8%	$17,165	$14,322	$(2,843)	19.9%

Plant operations include materials, supplies related costs, salaries and benefits, consulting, outside services costs, inventory adjustments, depreciation, amortization, insurance, travel and overhead costs. Plant operations decreased approximately $153,000 or 8.6% and increased $1,882,000, or 43.6%, for the for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. The decrease in plant operations for the three months ended September 30, 2024 was primarily due to a decrease in payroll and payroll related fees of approximately $189,000, as we completed a reduction of force during August 2024. Management does not expect the reduction in force to materially impact its current pilot operations or continuing research and development. However, during the fourth quarter 2024 and until funding is received, we expect reduced employee and overhead expense. The severance and other non-recurring expenses related to the reduction in force were not material. The increase in plant operations for the nine months ended September 30, 2024 was primarily due to an increase in payroll and payroll related fees of approximately $1,283,000, as we hired additional staff and we engaged our lab and engineering staff in operating the pilot facility and processing black mass, as well as $261,000 in supplies and materials, $167,000 increase in insurance expenses and $129,000 in professional fees. These increases occurred prior to the workforce reduction in August 2024.

Research and development cost includes expenditures related to the improvement of the AquaRefining technology and the development of our lithium-ion battery recycling process. During the three months ended September 30, 2024, research and development costs increased $9,000, or approximately 2.3%, compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, research and developments costs decreased $10,000, or approximately 0.7%, compared to the nine months ended September 30, 2023.

We recognized a loss on disposal of property, plant and equipment of $448,000 during the three and nine months ended September 30, 2024 compared to a gain of $23,000 for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the loss on property, plant and equipment resulted from the sale of fixed assets. For the three and nine months ended September 30, 2023, the gain on property, plant and equipment resulted from the sales of fixed assets.

General and administrative expense decreased $67,000, or approximately 2.4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and an increase $500,000, or approximately 5.8%, for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024 was driven by the write off of the debt issuance costs of $563,000, previously representing a deferred asset.

The following table summarizes our other income and interest expense for the three and nine months ended September 30, 2024 and 2023 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable	%			Favorable	%
	2024	2023	(Unfavorable)	Change	2024	2023	(Unfavorable)	Change

Interest expense	$(83)	$(87)	$4	(4.6)%	(273)	(518)	245	(47.3)%
Interest and other income	84	489	(405)	(82.8)%	329	903	(574)	(63.6)%
Total other income, net	$1	$402	$(401)	(99.8)%	$56	$385	$(329)	(85.5)%

The decrease in interest expense for the three and nine months ended September 30, 2024 is due to the reduction on the note payable outstanding balance.

We recognized approximately $84,000 and $329,000 in interest and other income during the three and nine months ended September 30, 2024, respectively, a decrease of $405,000 and $574,000 compared to the three and nine months ended September 30, 2023, respectively. The decrease in interest and other income is primarily due to the decrease in miscellaneous income from the non-recurring engineering agreement with 6K Energy.

Liquidity and Capital Resources

As of September 30, 2024, the Company had total assets of $28.5 million.

As of September 30, 2024, the Company had cash and cash equivalents of approximately $3.0 million, current liabilities of $7.1 million and a working capital deficit of $2.9 million. The Company's current liabilities of $7.1 million include the note payable with Summit Investment Services, LLC in the amount of approximately $3 million due on February 1, 2025 as disclosed in Note 10. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future. In order to satisfy our capital requirements, the Company will need to improve its liquidity position through equity or debt financings and/or reductions in operating costs, in order to satisfy its liquidity needs for the next twelve months. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business.

Management believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future, and its current working capital deficit, it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to such resources, is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through the next twelve months from the date of this filing.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash provided by (used in) operating activities	$(11,637)	$2,222
Net cash used in investing activities	$(11,062)	$(6,294)
Net cash provided by financing activities	$9,127	$22,588

Net cash provided by (used in) operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $11,637,000. Net cash provided by operating activities for the nine months ended September 30, 2023 was $2,222,000 which includes approximately $12,278,000 of cash received related to our lease receivable offset by operating expenses. Net cash used in or provided by operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation, and gain on the disposal of property, plant and equipment, as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $11,062,000 and consisted mainly of cash utilized towards equipment deposits of $3,975,000 and purchases of fixed assets related to the build out of our commercial facility of $7,452,000, offset by $350,000 of cash received related to our note receivable. Net cash used in investing activities for the nine months ended September 30, 2023 was $6,294,000 and consisted mainly of $4,300,000 utilized towards the purchase of the building located at 2999 Waltham Way McCarran, NV 89434 and $1,800,000 utilized towards purchases of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $9,127,000 for the nine months ended September 30, 2024, consisting of $2,820,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $7,306,000 in net proceeds from our May 2024 public offering, offset by $552,000 related to tax withholdings to cover RSU vesting and $424,000 related to debt issuance costs. Net cash provided by financing activities of $22,588,000 for the nine months ended September 30, 2023 was approximately $3,788,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $2,931,000 in net proceeds from the loan agreement secured with the Summit Investment Services, LLC and $18.3 million in net proceeds from our July 2023 public offering and $4.6 million in net proceeds from the Yulho transaction, offset by the $6,000,000 used to pay off the note payable and $1,092,000 related to tax withholdings to cover RSU vesting.

Critical Accounting Estimates

No material changes from what was reported in the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors, except as described below:

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of September 30, 2024, we had cash and cash equivalents of approximately $3.0 million, current liabilities of $7.1 million and a working capital deficit of $2.9 million. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our business strategy. We intend to acquire the necessary capital though debt financing or through the sale of equity. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment. In addition, our current liabilities of $7.1 million include the note payable with Summit Investment Services, LLC in the amount of approximately $3 million due on February 1, 2025 as disclosed in Note 10. The Summit Investment note is secured by a first priority lien on our facility and site improvements located at our TRIC recycling facility. In the event of our inability to repay or refinance the Summit Investment note, the lender could commence foreclosure action against our recycling facility.

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

AQUA METALS, INC.

Date:	November 14, 2024	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2024	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)