Form 10-Q
period 2025-03-31
Aqua Metals, Inc.
filed 2025-05-08
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 2, 2025, there were 8,896,350 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,589	$4,079
Note receivable - LINICO	—	100
Accounts receivable	128	—
Inventory	245	251
Prepaid expenses and other current assets	257	214
Total current assets	2,219	4,644

Non-current assets
Property, plant and equipment, net	11,109	16,473
Intellectual property, net	128	146
Other assets	4,609	5,102
Total non-current assets	15,846	21,721

Total assets	$18,065	$26,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$788	$1,227
Accrued expenses	2,812	3,130
Lease liability, current portion	296	289
Notes payable related-party, current portion	3,223	306
Note payable, current portion	45	3,230
Total current liabilities	7,164	8,182

Non-current liabilities
Lease liability, non-current portion	368	446
Warrant liability	1,002	1,493
Total liabilities	8,534	10,121

Commitments and contingencies (see Note 13)

Stockholders’ equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 8,389,025 and 8,362,549, shares issued and outstanding as of March 31, 2025, respectively and 7,760,255 and 7,730,836 shares issued and outstanding as of December 31, 2024, respectively	8	8
Additional paid-in capital	265,675	264,198
Accumulated deficit	(256,085)	(247,770)
Treasury stock, at cost; common shares: 26,476 and 29,419 as of March 31, 2025 and December 31, 2024, respectively	(67)	(192)
Total stockholders’ equity	9,531	16,244

Total liabilities and stockholders’ equity	$18,065	$26,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024

Operating cost and expense
Plant operations	$724	$2,209
Research and development cost	336	588
Impairment expense	5,247	—
General and administrative expense	2,376	2,995
Total operating expense	8,683	5,792

Loss from operations	(8,683)	(5,792)

Other income and (expense)
Interest expense	(403)	(106)
Interest and other income	280	146
Change in fair value of warrant liability	491	—

Total other income, net	368	40

Net loss	$(8,315)	$(5,752)

Weighted average shares outstanding, basic and diluted	8,095,716	5,502,730

Basic and diluted net loss per share	$(1.03)	$(1.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balances, December 31, 2024	7,730,836	$8	$264,198	$(247,770)	29,419	$(192)	$16,244

Stock-based compensation	—	—	455	—	—	—	455
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	35,226	—	(192)	—	(2,943)	125	(67)
Common stock issued for ATM share sales, net of $34 transaction costs	596,487	—	1,214	—	—	—	1,214
Net loss	—	—	—	(8,315)	—	—	(8,315)

Balances, March 31, 2025	8,362,549	$8	$265,675	$(256,085)	26,476	$(67)	$9,531

Balances, December 31, 2023	5,394,005	$5	$249,790	$(223,215)	21,428	$(516)	$26,064

Stock-based compensation	—	—	773	—	—	—	773
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	31,960	—	(515)	—	1,404	156	(359)
Common stock issued for ATM share sales, net of $74 transaction costs	207,781	—	2,126	—	—	—	2,126
Net loss	—	—	—	(5,752)	—	—	(5,752)

Balances, March 31, 2024	5,633,746	$5	$252,174	$(228,967)	22,832	$(360)	$22,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,315)	$(5,752)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	280	280
Amortization of intellectual property	18	45
Stock-based compensation	701	774
Change in fair value of warrant liability	(491)	—
Amortization of deferred financing costs	243	11
Impairment expense	5,247	—
Non-cash interest expense	74	24
Changes in operating assets and liabilities
Accounts receivable	(128)	67
Inventory	6	(111)
Prepaid expenses and other current assets	(43)	(115)
Accounts payable	(136)	111
Accrued expenses	(650)	399
Other assets and liabilities	441	16
Net cash used in operating activities	(2,753)	(4,251)

Cash flows from investing activities:
Purchases of property, plant and equipment	(289)	(2,737)
Proceeds from note receivable	100	150
Equipment deposits	(186)	(2,992)
Net cash used in investing activities	(375)	(5,579)

Cash flows from financing activities:
Principal payments on note payable	(500)	—
Principal payments on finance leases	(10)	—
Cash paid for tax withholdings on RSUs vesting	(66)	(360)
Debt issuance costs	—	(164)
Proceeds from ATM, net	1,214	2,126
Net cash provided by financing activities	638	1,602

Net decrease in cash and cash equivalents	(2,490)	(8,228)
Cash and cash equivalents at beginning of period	4,079	16,522
Cash and cash equivalents at end of period	$1,589	$8,294

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flows information
Cash paid for interest	$86	$82

Supplemental disclosure of non-cash transactions
Acquisitions of property, plant and equipment included in accounts payable	$181	$1,121
Acquisitions of property, plant and equipment included in accrued expenses	$—	$1,638

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

Liquidity and Going Concern Assessment

For the three months ended March 31, 2025 and 2024, the Company reported a net loss of $8,315,000 and $5,752,000, respectively, and negative cash from operations of $2,753,000 and $4,251,000, respectively. As of  March 31, 2025, the Company had cash and cash equivalents of approximately 1,589,000, current liabilities of $7,164,000 and an accumulated deficit of $256,085,000. The Company's current liabilities of $7,164,000 includes the note payable with Summit Investment Services, LLC in the amount of approximately $3,000,000, due on July 27, 2025 and notes payable with eight accredited investors in the amount of approximately $1,000,000, gross of unamortized issuance costs of $732,000, due on December 31, 2025 as disclosed in Note 10. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future. On May 2, 2025, the Company has repaid in full the outstanding balance of the notes payable with eight accredited investors, including 12 months interest.

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

2. Summary of significant accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2024, as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2025. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Aqua Metals, Inc. and subsidiaries (collectively, the “Company” or “Aqua Metals”) have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2024, which are included on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual consolidated financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2025 and March 31, 2024 and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and March 31, 2024, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements as of such date, but it does not include all disclosures required by U.S. GAAP for annual presentation.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending  December 31, 2025.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of  March 31, 2025  and December 31, 2024, the Company had a Level 3 warrant liability related to freestanding warrants issued in connection with a private placement transaction that is measured at fair value on a recurring basis.

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

	Three Months Ended March 31,
Excluded potentially dilutive weighted average securities (1):	2025	2024

Unvested restricted stock units	208,323	435,689
Financing warrants to purchase common stock	1,823,856	28,554
Total potential dilutive weighted average securities	2,032,179	464,243

(1) Securities are presented on a weighted average outstanding calculation as required if the securities were dilutive and adjusted to give effect to the November 4, 2024 reverse stock split.

Segment and geographic information

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and in assessing performance. The CODM views its operations and manages its business in one operating segment. For further discussion related to segment reporting, please refer to Note 14 - Segment reporting.

Concentration of credit risk

The Company did not generate revenue during the three months ended March 31, 2025 and 2024, respectively. The Company had no trade receivables as of  March 31, 2025 and  December 31, 2024. The accounts receivable balance on the Company's consolidated balance sheet as of  March 31, 2025 consisted of an employee retention credit.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In  November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which introduced new guidance on disclosures of specified information about certain costs and expenses included within expenses presented on the face of the income statements, such as purchases of inventory and employee compensation. This guidance is effective for the Company for annual reporting periods beginning  January 1, 2027 and interim reporting periods beginning  January 1, 2028. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company's consolidated financial statements and disclosures.

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

The Company was not in commercial production during the three months ended March 31, 2025 and 2024, respectively. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Note receivable

During the year ended  December 31, 2023, the Company sold its $2,000,000 stock investment in LINICO and recorded an impairment of $1,400,000 and a note receivable of $600,000. The note was payable over a 12-month installment which began in  January 2024. The balance of the note receivable was $100,000 as of  December 31, 2024, and was fully collected as of  March 31, 2025.

The Company accounted for the LINICO investment under ASC 321, Investments-Equity Securities, using the measurement alternative of recording at cost as the investment in LINICO did not have a readily determinable fair value.

5. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024

Raw materials	$245	$251
Total inventory	$245	$251

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	March 31, 2025	December 31, 2024

Operational equipment	3 - 10	$3,551	$3,551
Lab equipment	5	1,128	1,128
Computer equipment	3	107	107
Office furniture and equipment	3	87	87
Leasehold improvements	2.5	80	80
Land	-	1,141	1,141
Building	39	3,131	3,131
Equipment under construction		4,583	9,726
		13,808	18,951
Less: accumulated depreciation		(2,699)	(2,478)

Total property, plant and equipment, net		$11,109	$16,473

Property, plant and equipment depreciation expense was $221,000 and $218,000 for the three months ended March 31, 2025 and three months ended March 31, 2024, respectively. Equipment under construction is comprised of our lithium-ion battery recycling commercial equipment along with various components being manufactured or installed by the Company.

In April 2025, the Company’s Board of Directors approved a plan to sell a facility located at TRIC that was under construction and intended for our Li AquaRefining recycling campus. The decision was driven by a change in the Company's strategic priorities and capital allocation plans. The facility includes the building structure, the underlying land, and various permanent improvements, and was previously classified as construction-in-progress within property, plant, and equipment on the Company’s consolidated balance sheet as of March 31, 2025. In accordance with ASC 360-10-45-13, the Company determined that the assets met the criteria to be classified as held for sale in April 2025. As a result, the assets will be reclassified to assets held for sale in the second quarter of 2025. The total carrying value of the assets group was approximately $9,345,000 as of March 31, 2025, net of depreciation. An impairment charge of $5,247,000 was recognized during the three months ended March 31, 2025. The fair value of the asset group was determined to be $4,100,000 which is a level 3 measurement. The fair value was determined based on a market analysis of comparable properties recently sold. The Company anticipates the sale will be completed during the second quarter of 2025.

7. Other assets

Other assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Equipment deposits (1)	$4,107	$4,540
Nevada facilities Right of Use Assets (2)	482	542
Other assets	20	20
Total other assets, non-current	$4,609	$5,102

(1) Deposits for equipment to be acquired and utilized at the Company's Phase One build-out of our recycling campus at Tahoe-Reno Industrial Center (TRIC).

(2) See Footnote 9.

8. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Property, plant and equipment related	$560	$560
Payroll related	860	1,576
Professional services	1,068	884
Other	324	110
Total accrued expenses	$2,812	$3,130

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Leases

As of March 31, 2025, the Company maintained one finance lease for equipment and two operating leases for real estate. The operating leases have current terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets.

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

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for operating lease liabilities	$73	$68
Operating lease cost	$72	$67

Cash paid for finance lease liabilities	$12	$14
Interest expense	$2	$1

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (years) - operating leases	1.9	1.4
Weighted-average discount rate - operating leases	10.50%	9.18%

Weighted-average remaining lease term (years) - finance leases	4.0	1.6
Weighted-average discount rate - finance leases	4.85%	8.17%

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$170

Future maturities of lease liabilities as of March 31, 2025 are as follows (in thousands):

Due in 12-month period ended March 31,
	Operating Leases	Finance Leases
2025	$292	$47
2026	145	47
2027	111	47
2028	—	48
Less imputed interest	(57)	(16)
Total lease liabilities	$491	$173

Current lease liabilities	$256	$40
Non-current lease liabilities	235	133
Total lease liabilities	$491	$173

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Notes payable

On   February 1, 2023, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company (the “Lender”), pursuant to which the Lender provided us with a loan in the amount of $3,000,000. The loan proceeds were used to purchase a building located at 2999 Waltham Way McCarran, NV 89434 (the “Building”). The loan accrues interest at a fixed annual rate of 9.50%. Interest-only payments are due monthly for the first twenty-four months and the principal and all unpaid interest is due on  February 1, 2025. During 2025 we extended the existing maturity date to  April 27, 2025 and later on to July 27, 2025. We have the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $213,750 (9-months of interest). The Loan Agreement includes representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. As of  March 31, 2025, the Company was in compliance with all of the covenants. The loan is collateralized by a first priority lien on the building and site improvements, and is guaranteed by Aqua Metals, Inc. During  February 2025, Eric Gangloff, founder and CEO of Summit Investment Services, LLC was appointed as a member of the Board of Directors of the Company.

On  December 18, 2024, the Company entered into a Securities Purchase Agreement with eight accredited investors, including executives and related parties of the Company, in connection with a private placement of secured promissory notes (“Notes”) in the aggregate principal amount of $1,500,000 and common stock purchase warrants (“Warrants") to purchase 750,000 shares of the Company’s common stock. The Securities Purchase Agreement includes customary representations, warranties, and covenants by the investors and the Company. Certain officers and directors of the Company purchased Notes in the aggregate amount of $1,250,000, including $400,000 related to a holder who was appointed as a director of the Company in February 2025. The Notes accrue interest at the rate of 20% per annum, subject to a payment of a minimum of 12 months interest in the event of prepayment. The entire principal amount evidenced by the Notes plus all accrued and unpaid interest is due on  December 31, 2025. We have the right to prepay the loan at any time, subject to our payment of 12 months interest. Additionally, upon the occurrence of an event of default, the note holders  may declare the Notes to be forthwith due and payable, whereupon the principal and all accrued and unpaid interest thereon, plus all costs of enforcement and collection (including court costs and reasonable attorney’s fees), shall immediately become and be forthwith due and payable. The Company’s obligations under the Notes are secured by a first lien on the Company’s strategic metal inventory and a second lien on all other assets of the Company. Each Note purchaser received a Warrant to purchase share of the Company’s common stock in an amount equal to the principal amount of the investor’s Note divided by two, for a total of 750,000 shares of common stock. The Warrants are exercisable over a five-year period at an exercise price of $1.92 and $1.93 per share and are convertible to shares of common stock of the Company upon a change in control of the Company. The private placement closed on  December 19, 2024 for the gross proceeds of $1,500,000. Proceeds from the transaction were first allocated to the warrants and then to  the notes on a residual basis resulting in $986,000 allocated to liability-classified warrants and $514,000 to the notes, creating a discount on the notes. Any subsequent changes to the fair value of the Warrant Liability will be recorded in current period earnings. The Company incurred issuance costs of $58,000, which were proportionally allocated between the notes and warrants. Costs related to the warrants were immediately expensed, while costs associated with the notes were included in the note discount and are amortized as interest expense over the loan term. During the first quarter of 2025, we made a principal payment of $500,000. As of  March 31, 2025 and  December 31, 2024, the outstanding principal balance on the secured notes was $1,000,000 and $1,500,000, respectively. As of  March 31, 2025, we accrued interest of $84,000. The notes payable are presented net of discount, and the amortization of the discount is recorded as interest expense in the Company’s consolidated financial statements. On May 2, 2025, the Company has repaid in full the outstanding balance of $1,000,000, plus 12 months interest of $300,000.

Notes payable is comprised of the following (in thousands):

	March 31, 2025	December 31, 2024

Notes payable, current portion
Summit Investment Services, LLC	$3,000	$3,000
Notes related-party	833	856
Notes	167	654
Less issuance costs	(732)	(974)
Total notes payable, current portion	$3,268	$3,536

11. Warrant liability

The Company accounted for the warrants to purchase 750,000 shares, issued in connection with the Securities Purchase Agreement on Note 10, in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging”. These warrants contain provisions—such as a mandatory conversion feature upon a change in control—that preclude equity classification and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the warrants was estimated using the Monte-Carlo option pricing model to determine the fair value of its liability-classified warrants. These instruments are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Key assumptions used in the valuation as of  March 31, 2025 and  December 31, 2024, included:

	As of March 31, 2025	As of December 31, 2024
Expected life of the options to convert	4.72	4.97
Risk-free rate	3.88%	4.29%
Historical volatility	93.28%	96.71%
Valuation date stock price	1.87	2.52
Strike price	$1.93/$1.92	$1.93/$1.92
Probability of completing a change in control	5%	20%
Volatility if change in control occurs	100%	100%
Dividend yield	0%	0%

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides a rollforward of the Level 3 warrant liability as of  December 31, 2024 and  March 31, 2025, (in thousands):

Warrant liability
Fair value as of December 31, 2024	$1,493
Change in fair value of warrant liabilities	(491)
Fair value as of March 31, 2025	$1,002

12. Stockholders’ equity

Shares issued

During the three months ended March 31, 2025, the Company issued 58,349 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 29,419 of reissued treasury stock. We withheld 26,476 shares to satisfy approximately $67,000 of employees’ tax obligations during the three months ended March 31, 2025. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the three months ended March 31, 2025, the Company issued 3,353 shares of common stock upon vesting of RSUs granted to Board members.

During the three months ended March 31, 2025, the Company issued 596,487 shares of common stock pursuant to the at the market issuance sales agreement for net proceeds of $1,214,000.

During the three months ended March 31, 2024, the Company issued 52,804 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 21,428 of reissued treasury stock. We withheld 22,832 shares to satisfy approximately $360,000 of employees’ tax obligations during the three months ended March 31, 2024. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the three months ended March 31, 2024, the Company issued 1,988 shares of common stock upon vesting of RSUs granted to Board members.

During the three months ended March 31, 2024, the Company issued 207,781 shares of common stock pursuant to the at the market issuance sales agreement for net proceeds of $2,126,000.

Stock-based compensation

The stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2025	2024
Plant operations	$8	$86
Research and development cost	38	20
General and administrative expense	655	668
Total	$701	$774

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2019 Stock Incentive Plan

In 2019, our board of directors adopted the Aqua Metals, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). On May 23, 2024, 475,000 shares of common stock were authorized and added to the plan. As of March 31, 2025, a total of 1,400,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; restricted stock units, or RSUs; and performance stock units, or PSUs. The 2019 Plan, under which options  may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

As of March 31, 2025, the Company has granted RSUs and PSUs under the 2019 Plan, which upon settlement entitle their holders to receive 1,164,504 shares of common stock, all of which are subject to future vesting conditions, which exceeds the 786,611 shares available for issuance. The Company has established a sequencing policy such that grants with the latest grant date will be reclassified to liabilities first. Considering this policy and the terms of the underlying grants, this Company has reclassified 377,893 of its service-based RSUs to liabilities as of  March 31, 2025.

	Number of Shares	Number of	Number of
	Available for	PSUs	RSUs
	Grant	Outstanding	Outstanding
Balances, December 31, 2024	(232,441)	180,181	874,097
Granted	(148,816)	—	148,816
Released	—	—	(61,702)
Forfeited	56,297	—	(56,297)
Returned to Plan	26,476	—	—
Balances, March 31, 2025	(298,484)	180,181	904,914

Restricted stock units

During the first quarter of 2025, the Company granted 5,347 RSUs to an employee, all of which were subject to vesting, with a grant date fair value of $10,000. The shares vest in three equal installments over a three-year period.

On  October 3, 2024, the Company approved a supplemental retention program designed to retain business-critical resources essential to ongoing operations and strategic initiatives. Participation in the program is contingent upon management achieving specified fundraising targets and subject to the continued service of eligible employees. The program established specific funding tranches tied to cumulative fundraising milestones, which must be achieved on or before  March 7, 2025. The grant terms included a fixed dollar, variable share, structure with potential settlement valued from $0 to $925,014 dependent upon satisfaction of performance conditions. Once performance conditions are met, the shares to be granted are fixed and subject to an additional six-month service condition. During the first quarter of 2025, the first funding tranche was achieved, triggering the issuance of 118,469 RSUs to qualified employees in accordance with the program’s terms. These shares have been granted subject to continued service requirements.

During the first quarter of 2025, the Company granted 25,000 RSUs to an employee, all of which were subject to vesting, with a grant date fair value of $49,000. The shares vest over a six-month period.

13. Commitments and contingencies

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

14. Segment reporting

Aqua Metals, Inc. has one operating segment: sustainable metals recycling. The Company's operations are focused on the development and commercialization of AquaRefining technology for the clean and efficient recovery of valuable metals from lead-acid and lithium-ion batteries. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates financial performance at a consolidated, entity-wide level and does not assess operating results by individual business unit or product line. Financial results are reviewed in line with the Company’s condensed consolidated financials, and resource allocation decisions are made based on overall Company performance.

The CODM assesses performance for the segment based on net loss, which is reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. Significant expenses within net loss, include plant operations, research and development cost, impairment expense, loss (gain) on disposal of property, plant and equipment, and general and administrative expenses, which are each separately presented on the Company’s Condensed Consolidated Statements of Operations.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security (CARES) Act provided an employee retention tax credit to certain employers that either (1) fully or partially suspend operations because of government orders associated with COVID-19 or (2) experience a substantial decline in income but continue to pay employees their wages. The credit is equal to 50% of qualified wages paid in 2020, up to a maximum of $10,000 in qualified wages per employee for the year, and 70% of qualified wages paid in 2021 (through the third quarter), up to a maximum of $10,000 in qualified wages per employee per quarter and can be applied against payroll taxes, with any excess tax credit eligible for a cash refund. The Company’s policy is to recognize these credits based on ASC 450-30, Gain Contingencies, when all uncertainties are resolved, and the income is realized. During the quarter ended March 31, 2025, the Company recorded government grant income of $223,000, related to the employee retention credit and $34,000 related to interest income, as interest and other income on the Condensed Consolidated Statements of Operations.

16. Subsequent events

In April 2025, the Company’s Board of Directors approved a plan to sell a facility located at TRIC that was under construction and intended for our Li AquaRefining recycling campus. See further disclosure within Note 6 - Property, plant and equipment, net.

On May 2, 2025, the Company has repaid in full the outstanding balance of the notes payable with eight accredited investors, including 12 months interest. See notes payable detail within Note 10 - Notes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, or our Annual Report.

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

This breakthrough technology was initially applied in the lead acid battery (LAB) recycling industry, building the first integrated recycling system for breaking LAB and recovering pure metal. In 2019, we operated our demonstration AquaRefinery at commercial quantity production levels and produced over 35,000 AquaRefined’ ingots operating twenty-four hours a day, seven days a week for sustained periods of time.

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

In February 2023, we acquired a five-acre parcel of land with an existing building to begin development of our Li AquaRefining recycling campus at TRIC. Subsequent to the end of the first quarter of 2025, we entered into contract to sell the current Sierra ARC property. The action retires all debt, adds cash to the balance sheet and reduces holding costs. The company will now evaluate more cost-efficient locations for future development. We are working closely with prospective strategic materials and financial partners to explore co-location opportunities near feedstock and offtake sources, which could lower capital expenditures and future operating expenses.

In February 2025, the Company announced its expanded vision to more than double the output of lithium carbonate by deferring the plating of nickel and cobalt to metal form until the next phase.  This allows for several improvements to the early years of scaling – reduced capital expenditures by simplifying the product set to lithium carbonate and MHP (Mixed Hydroxide Precipitates), more volume of product due to the simplification, further de-risk with the simplified product set, more revenue and overall operating margins with a much improved payback on remaining capital to be financed. The Company continues to seek the funding to build it's first commercial plant.

During the three months ended March 31, 2025, we issued 596,487 shares of common stock pursuant to an at the market, or ATM, sales agreement for net proceeds of $1,214,000. During the year ended December 31, 2024, we issued 1,195,033 shares of common stock pursuant to the ATM facility for net proceeds of $5,014,000. In May 2024, we completed a public offering of 1,006,250 shares of our common stock, at the public offering price of $7.80 per share. In connection with the sale of common stock, we issued warrants to purchase shares of common stock at the rate of one warrant for every share of purchased common stock, at the price of $0.20 per share. After the deduction of the underwriter’s discount and expenses payable by us, we received net proceeds of $7,306,000.

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

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. Throughout 2023 and 2024, we have demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide or lithium carbonate, copper, nickel, cobalt, and other compounds. Our goal is to process commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. We have operated the first Li AquaRefining pilot plant in 2023 and in 2024. The location for the pilot demonstration facility is currently the Innovation Center. Our next phase is constructing our first commercial ARC and we are actively working with multiple potential supply, off-take, and funding partners to determine the optimal timing and location. The construction of the first commercial facility is subject to our receipt of additional financing.

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

Results of Operations

We did not engage in commercial operations in 2025 or 2024. Our operations have been devoted to developing our Li AquaRefining battery recycling technology. During the three months ended March 31, 2025, Aqua Metals was focused on the continued operation of the pilot facility and advancing the underlying processes that support our recycling capabilities. We did not earn any revenue during the three months ended March 31, 2025 and 2024. The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2025 and 2024 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2025	2024	(Unfavorable)	Change

Plant operations	$724	$2,209	$1,485	(67.2)%
Research and development cost	336	588	252	(42.9)%
Impairment expense	5,247	—	(5,247)	N/A
General and administrative expense	2,376	2,995	619	(20.7)%
Total operating expense	$8,683	$5,792	$(2,891)	49.9%

Plant operations include materials, supplies related costs, salaries and benefits, consulting, outside services costs, inventory adjustments, depreciation, amortization, insurance, travel and overhead costs. Plant operations decreased approximately $1,485,000, or 67.2%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily driven by a reduction in payroll and related costs of approximately $786,000, resulting from workforce reductions implemented in August 2024 and continued reductions during the first quarter of 2025. Additionally, professional fees decreased by approximately $390,000 and supplies, materials, inventory adjustments and other overhead expenses decreased by $309,000. Management does not expect the reduction in force to materially impact its current pilot operations or continuing research and development. However, until additional funding is secured, we anticipate employee-related and overhead expenses will stay at the reduced level during 2025.

Research and development cost includes expenditures related to the continued enhancement of the AquaRefining technology and the development of our lithium-ion battery recycling process. During the three months ended March 31, 2025, research and development expenses decreased $252,000, or approximately 42.9%, compared to the three months ended March 31, 2024. This decrease was primarily due to lower payroll and related costs of approximately $172,000, as well as reduction in professional fees of approximately $25,000 and a reduction in supplies, materials, and other overhead expenses of approximately $55,000.

For the three months ended March 31, 2025, the Company recognized a non-cash impairment expense of $5,247,000 related to construction-in-progress for the facility located at TRIC. The impairment was the result of a strategic shift and revised capital allocation priorities, which led management to discontinue development of the facility for its originally intended use. As a result, the carrying amount of the facility was reduced to reflect its fair value.

General and administrative expense decreased $619,000, or approximately 20.7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a reduction in payroll and related costs of approximately $737,000 and a $49,000 decrease in director fees. These decreases were partially offset by an increase of $41,000 in professional fees and $126,000 in supplies, materials, and other overhead expenses.

The following table summarizes our other income and interest expense for the three months ended March 31, 2025 and 2024 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2025	2024	(Unfavorable)	Change

Interest expense	(403)	(106)	(297)	280.2%
Interest and other income	280	146	134	91.8%
Change in fair value of warrant liability	491	—	491	N/A
Total other income, net	$368	$40	$328	820.0%

The increase in interest expense for the three months ended March 31, 2025 is due to the increase in the notes payable outstanding balance and an increase in the amortization of the related debt discount.

We recognized approximately $280,000 in interest and other income during the three months ended March 31, 2025, an increase of $134,000 or 91.8% compared to the three months ended March 31, 2024. The increase was primarily driven by the approval of a payroll tax employee retention credit in the first quarter of 2025.

For the three months ended March 31, 2025, the Company recognized a change in fair value of warrant liability of $491,000, which was primarily due to the remeasurement of the warrants issued in December 2024.

Liquidity and Capital Resources

As of March 31, 2025, the Company had total assets of $23,312,000.

As of March 31, 2025, the Company had cash and cash equivalents of approximately $1,589,000, current liabilities of $7,164,000 and a working capital deficit of approximately $4,945,000. The Company's current liabilities of $7,164,000 include the note payable to Summit Investment Services, LLC in the amount of approximately $3,000,000 due on July 27, 2025 and notes payable with eight accredited investors in the amount of approximately $1,000,000 due on December 31, 2025 as disclosed in Note 10. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future. In order to satisfy our capital requirements, the Company will need to improve its liquidity position through equity or debt financings and/or reductions in operating costs, in order to satisfy its liquidity needs for the next twelve months. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business.

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

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(2,753)	$(4,251)
Net cash used in investing activities	$(375)	$(5,579)
Net cash provided by financing activities	$638	$1,602

Net cash provided by (used in) operating activities

Net cash used in operating activities for the three months ended March 31, 2025 and three months ended March 31, 2024 was $2,753,000 and $4,251,000, respectively. Net cash used in or provided by operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, stock-based compensation, and impairment on the disposal of property, plant and equipment, as well as net changes in working capital.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2025 was $375,000 and consisted mainly of cash utilized towards equipment deposits of $186,000 and purchases of fixed assets related to the build out of our commercial facility of $289,000, offset by $100,000 of cash received related to our note receivable. Net cash used in investing activities for the three months ended March 31, 2024 was $5,579,000 and consisted mainly of cash utilized towards equipment deposits and purchases of fixed assets related to the build out of our commercial facility offset by $150,000 of cash received related to our note receivable

Net cash provided by financing activities

Net cash provided by financing activities was $638,000 for the three months ended March 31, 2025, consisting of $1,214,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, offset by $66,000 related to tax withholdings to cover RSU vesting and $500,000 principal payments on notes payable. Net cash provided by financing activities of $1,602,000 for the three months ended March 31, 2024 was approximately $2,126,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, offset by $360,000 related to tax withholdings to cover RSU vesting and $164,000 related to debt issuance costs.

Critical Accounting Estimates

No material changes from what was reported in the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors, except as described below:

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of March 31, 2025, we had cash and cash equivalents of approximately $1,589,000, current liabilities of $7,164,000 and a working capital deficit of $4,945,000. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our business strategy. We intend to acquire the necessary capital though debt financing, sale of assets or through the sale of equity. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

AQUA METALS, INC.

Date:	May 8, 2025	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Judd Merrill
Judd Merrill,
Chief Financial Officer
(Principal Financial Officer)