Form 10-Q
period 2025-06-30
Aqua Metals, Inc.
filed 2025-08-13
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 4, 2025, there were 1,406,005 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,933	$4,079
Note receivable - LINICO	—	100
Inventory	245	251
Prepaid expenses and other current assets	191	214
Total current assets	2,369	4,644

Non-current assets
Property and equipment, net	4,984	16,473
Intellectual property, net	110	146
Other assets	1,781	5,102
Total non-current assets	6,875	21,721

Total assets	$9,244	$26,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$905	$1,227
Accrued expenses	2,462	3,130
Lease liability, current portion	266	289
Notes payable related-party, current portion	—	306
Note payable, current portion	—	3,230
Total current liabilities	3,633	8,182

Non-current liabilities
Lease liability, non-current portion	327	446
Warrant liability	166	1,493
Total liabilities	4,126	10,121

Commitments and contingencies (see Note 13)

Stockholders’ equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 1,030,349 and 1,027,701, shares issued and outstanding as of June 30, 2025, respectively and 776,026 and 773,084 shares issued and outstanding as of December 31, 2024, respectively	1	1
Additional paid-in capital	268,039	264,205
Accumulated deficit	(262,855)	(247,770)
Treasury stock, at cost; common shares: 2,648 and 2,942 as of June 30, 2025 and December 31, 2024, respectively	(67)	(192)
Total stockholders’ equity	5,118	16,244

Total liabilities and stockholders’ equity	$9,244	$26,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating cost and expense
Plant operations	$776	$2,373	$1,501	$4,582
Research and development cost	295	363	631	951
Impairment and loss on disposal of property, plant and equipment	3,765	—	9,012	—
General and administrative expense	2,195	3,426	4,571	6,421
Total operating expense	7,031	6,162	15,715	11,954

Loss from operations	(7,031)	(6,162)	(15,715)	(11,954)

Other income and (expense)
Interest expense	(245)	(84)	(647)	(190)
Loss on extinguishment of debt	(825)	—	(825)	—
Interest and other income	497	99	777	245
Change in fair value of warrant liability	836	—	1,327	—

Total other income, net	263	15	632	55

Loss before income tax expense	(6,768)	(6,147)	(15,083)	(11,899)

Income tax expense	2	3	2	3

Net loss	(6,770)	(6,150)	(15,085)	(11,902)

Weighted average shares outstanding, basic and diluted	910,129	618,965	860,146	584,619

Basic and diluted net loss per share	$(7.44)	$(9.94)	$(17.54)	$(20.36)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balances, March 31, 2025	836,255	$1	$265,682	$(256,085)	2,648	$(67)	$9,531

Stock-based compensation	—	—	506	—	—	—	506
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	4,904	—	—	—	—	—	—
Common stock issued for ATM share sales, net of $39 transaction costs	151,825	—	1,521	—	—	—	1,521
Common stock issued for ELOC share sales, net of $3 transaction costs	12,000	—	69	—	—	—	69
Common stock issued for broker fees	22,717	—	261	—	—	—	261
Net loss	—	—	—	(6,770)	—	—	(6,770)

Balances, June 30, 2025	1,027,701	$1	$268,039	$(262,855)	2,648	$(67)	$5,118

Balances, December 31, 2024	773,084	$1	$264,205	$(247,770)	2,942	$(192)	$16,244

Stock-based compensation	—	—	961	—	—	—	961
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	8,426	—	(192)	—	(294)	125	(67)
Common stock issued for ATM share sales, net of $70 transaction costs	211,474	—	2,735	—	—	—	2,735
Common stock issued for ELOC share sales, net of $3 transaction costs	12,000	—	69	—	—	—	69
Common stock issued for broker fees	22,717	—	261	—	—	—	261
Net loss	—	—	—	(15,085)	—	—	(15,085)

Balances, June 30, 2025	1,027,701	$1	$268,039	$(262,855)	2,648	$(67)	$5,118

Balances, March 31, 2024	563,375	$1	$252,178	$(228,967)	2,283	$(360)	$22,852

Stock-based compensation	—	—	751	—	—	—	751
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	240	—	—	—	—	—	—
Common stock issued for employee stock purchase plan sales	344	—	35	—	—	—	35
Common stock and warrants issued for public offering, net of $744 transaction costs	100,625	—	7,306	—	—	—	7,306
Common stock issued for ATM share sales, net of $13 transaction costs	4,419	—	417	—	—	—	417
Net loss	—	—	—	(6,150)	—	—	(6,150)

Balances, June 30, 2024	669,003	$1	$260,687	$(235,117)	2,283	$(360)	$25,211

Balances, December 31, 2023	539,401	$1	$249,794	$(223,215)	2,143	$(516)	$26,064

Stock-based compensation	—	—	1,525	—	—	—	1,525
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	3,436	—	(515)	—	140	156	(359)
Common stock issued for employee stock purchase plan sales	344	—	35	—	—	—	35
Common stock and warrants issued for public offering, net of $744 transaction costs	100,625	—	7,306	—	—	—	7,306
Common stock issued for ATM share sales, net of $87 transaction costs	25,197	—	2,542	—	—	—	2,542
Net loss	—	—	—	(11,902)	—	—	(11,902)

Balances, June 30, 2024	669,003	$1	$260,687	$(235,117)	2,283	$(360)	$25,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,085)	$(11,902)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	542	575
Amortization of intellectual property	36	90
Fair value of common stock issued for consulting services	261	—
Stock-based compensation	1,047	1,525
Change in fair value of warrant liability	(1,327)	—
Amortization of deferred financing costs	336	20
Loss on extinguishment of debt	639	—
Impairment and loss on disposal of property, plant and equipment	9,012	—
Inventory net realizable value adjustment	—	240
Write off of debt issuance costs	—	563
Changes in operating assets and liabilities
Accounts receivable	—	67
Inventory	6	(219)
Prepaid expenses and other current assets	23	6
Accounts payable	91	(29)
Accrued expenses	(766)	1,092
Other assets and liabilities	(114)	(30)
Net cash used in operating activities	(5,299)	(8,002)

Cash flows from investing activities:
Purchases of property, plant and equipment	(421)	(6,440)
Proceeds from sale of property, plant and equipment	4,347	—
Proceeds from note receivable	100	200
Proceeds from refund of equipment deposit	1,141	—
Equipment deposits	(231)	(3,522)
Net cash provided by (used in) investing activities	4,936	(9,762)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction costs	—	7,306
Proceeds from employee stock purchase plan	—	35
Principal payments on notes payable	(4,500)	—
Principal payments on finance leases	(20)	(35)
Cash paid for tax withholdings on RSUs vesting	(67)	(360)
Debt issuance costs	—	(413)
Proceeds from ELOC, net	69	—
Proceeds from ATM, net	2,735	2,542
Net cash provided by (used in) financing activities	(1,783)	9,075

Net decrease in cash and cash equivalents	(2,146)	(8,689)
Cash and cash equivalents at beginning of period	4,079	16,522
Cash and cash equivalents at end of period	$1,933	$7,833

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$3
Cash paid for interest	$509	$166

Supplemental disclosure of non-cash transactions
Acquisitions of property, plant and equipment included in accounts payable	$413	$945
Acquisitions of property, plant and equipment included in accrued expenses	$—	$646
Acquisitions of property, plant and equipment paid by prior-period deposits	$431	$—

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

Reverse Stock Splits

Effective November 5, 2024, the Company effected a one-for-20 reverse stock split of its issued and outstanding common shares. Subsequently, on  August 4, 2025, the Company effected a one-for-10 reverse stock split of its issued and outstanding common shares. All share and share price information set forth in this report has been adjusted retrospectively to reflect these reverse stock splits.

Liquidity and Going Concern Assessment

For the six months ended June 30, 2025 and 2024, the Company reported a net loss of $15,085,000 and $11,902,000, respectively, and negative cash from operations of $5,299,000 and $8,002,000, respectively. As of  June 30, 2025, the Company had cash and cash equivalents of approximately $1,933,000, current liabilities of $3,633,000 and an accumulated deficit of $262,855,000. The increase in net loss during the six months ended June 30, 2025 reflects a non-cash impairment and loss on disposal of property, plant, and equipment of $9,012,000 associated with the sale of the TRIC facility. During the second quarter of 2025, the Company paid off the note payable with Summit Investment Services, LLC in the amount of approximately $3,000,000, and notes payable with eight accredited investors in the amount of approximately $1,000,000 as disclosed in Note 10. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future.

Management believes that the Company does not have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to such resources, is not assured. On May 15, 2025, the Company, entered into an equity-line-of-credit purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC (“the ELOC”), pursuant to which Lincoln Park has committed to purchase up to $10,000,000 of the Company’s common stock, subject to limitation under Nasdaq Listing Rule 5635(d). Sales under the agreement are subject to various additional limitations, including pricing formulas, volume caps, and ownership percentage restrictions. On June 6, 2025, the Company registered 177,283 shares of common stock that the Company may elect to issue and sell under the ELOC. Additionally, on July 22, 2025, the Company’s shareholders voted to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the potential issuance and sale of up to $10,000,000 of common stock under the ELOC. The Company intends to register, from time to time, additional shares for resale under the ELOC as required for liquidity purposes. Notwithstanding, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through the next twelve months from the date of this filing.

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

2. Summary of significant accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2024, as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2025. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2025.

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and June 30, 2024, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2025 and June 30, 2024 and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and June 30, 2024, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements as of such date, but it does not include all disclosures required by U.S. GAAP for annual presentation.

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending  December 31, 2025.

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

As of  June 30, 2025 and  December 31, 2024, the Company had a Level 3 warrant liability related to freestanding warrants issued in connection with a private placement transaction that is measured at fair value on a recurring basis.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units (RSUs) and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying outstanding convertible notes, stock options, RSUs and warrants to purchase common stock were anti-dilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive weighted average securities computation for the six months ended June 30, as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
Excluded potentially dilutive weighted average securities (1):	2025	2024	2025	2024

Unvested restricted stock units	124,332	42,218	72,866	41,752
Financing warrants to purchase common stock	182,386	57,989	182,386	30,422
Total potential dilutive weighted average securities	306,718	100,207	255,252	72,174

(1) Securities are presented on a weighted average outstanding calculation as required if the securities were dilutive and adjusted to give effect to the November 4, 2024 and August 4, 2025 reverse stock splits.

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

Concentration of credit risk

The Company did not generate revenue during the three and six months ended June 30, 2025 and 2024, respectively. The Company had no trade receivables as of  June 30, 2025 and  December 31, 2024.

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

The Company was not in commercial production during the three and six months ended June 30, 2025 and 2024, respectively. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

4. Note receivable

During the year ended  December 31, 2023, the Company sold its $2,000,000 stock investment in LINICO and recorded an impairment of $1,400,000 and a note receivable of $600,000. The note was payable over a 12-month installment which began in  January 2024. The balance of the note receivable was $100,000 as of  December 31, 2024, and was fully collected during the first quarter of 2025.

The Company accounted for the LINICO investment under ASC 321, Investments-Equity Securities, using the measurement alternative of recording at cost as the investment in LINICO did not have a readily determinable fair value.

5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024

Raw materials	$245	$251
Total inventory	$245	$251

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	June 30, 2025	December 31, 2024

Operational equipment	3 - 10	$3,456	$3,551
Lab equipment	5	1,112	1,128
Computer equipment	3	107	107
Office furniture and equipment	3	87	87
Leasehold improvements	2.5	80	80
Land	-	—	1,141
Building	39	—	3,131
Equipment under construction		2,757	9,726
		7,599	18,951
Less: accumulated depreciation		(2,615)	(2,478)

Total property and equipment, net		$4,984	$16,473

Property and equipment depreciation expense was $200,000 and $421,000 for the three and six months ended June 30, 2025 and $235,000 and $453,000 three and six months ended June 30, 2024, respectively. Equipment under construction is comprised of our lithium-ion battery recycling commercial equipment along with various components being manufactured or installed by the Company.

In April 2025, the Company’s Board of Directors approved a plan to sell a facility located at TRIC that was under construction and intended for the Company’s Li AquaRefining recycling campus. The decision was driven by a change in the Company’s priorities and capital allocation plans. The facility included the building structure, the underlying land, and various permanent improvements, and was previously classified as construction-in-progress within property, plant, and equipment on the Company’s consolidated balance sheet as of December 31, 2024. In accordance with ASC 360-10-45-13, the Company determined that the assets met the criteria to be classified as held for sale in April 2025. During the first quarter of 2025, the Company recognized an impairment charge of $5,247,000, to write down the assets held for sale to their estimated fair value of $4,100,000, which represents a Level 3 measurement based on a market analysis of comparable properties recently sold.

The sale of the facility was completed in June 2025 for total net proceeds of approximately $4,064,000. Throughout the second quarter of 2025, the Company also sold additional equipment for total net proceeds of approximately $283,000. In connection with these sales, the Company recognized an additional impairment and loss on disposal of property, plant, and equipment of $3,765,000 for the three months ended June 30, 2025.

7. Other assets

Other assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Equipment deposits (1)	$1,340	$4,540
Nevada facilities Right of Use Assets (2)	421	542
Other assets	20	20
Total other assets, non-current	$1,781	$5,102

(1) Deposits for equipment to be acquired.

(2) See Footnote 9.

8. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Property and equipment related	$560	$560
Payroll related	1,006	1,576
Professional services	806	884
Other	90	110
Total accrued expenses	$2,462	$3,130

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Leases

As of June 30, 2025, the Company maintained one finance lease for equipment and two operating leases for real estate. The operating leases have current terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets.

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

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$72	$68	$145	$136
Operating lease cost	$73	$71	$145	$137

Cash paid for finance lease liabilities	$12	$25	$24	$39
Interest expense	$2	$3	$4	$4

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (years) - operating leases	1.7	2.6
Weighted-average discount rate - operating leases	10.52%	10.48%

Weighted-average remaining lease term (years) - finance leases	3.8	2.5
Weighted-average discount rate - finance leases	4.85%	5.12%

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$517

Future maturities of lease liabilities as of June 30, 2025 are as follows (in thousands):

Due in 12-month period ended June 30,
	Operating Leases	Finance Leases
2025	$255	$47
2026	147	47
2027	74	47
2028	—	36
Less imputed interest	(46)	(14)
Total lease liabilities	$430	$163

Current lease liabilities	$225	$41
Non-current lease liabilities	205	122
Total lease liabilities	$430	$163

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Notes payable

On   February 1, 2023, Aqua Metals Reno, Inc., our wholly-owned subsidiary, entered into a Loan Agreement with Summit Investment Services, LLC, a Nevada limited liability company (the “Lender”), pursuant to which the Lender provided us with a loan in the amount of $3,000,000. The loan proceeds were used to purchase a building located at 2999 Waltham Way McCarran, NV 89434 (the “Building”). The loan accrued interest at a fixed annual rate of 9.50%. Interest-only payments were due monthly for the first twenty-four months and the principal and all unpaid interest was due on  February 1, 2025. We had the right to prepay the loan at any time, provided that we pay guaranteed minimum interest of $213,750 (9-months of interest). During 2025, we extended the existing maturity date to  April 27, 2025 and later on to July 27, 2025. In connection with the July 27, 2025 extension, the loan accrued interest at a fixed annual rate of 10.50%. Interest-only payments were due monthly and we had the right to prepay the loan at any time, provided that we must pay guaranteed minimum interest of $76,125 (3-months of interest). The Loan Agreement included representations, warranties, and affirmative and negative covenants that are customary of institutional loan agreements. The loan was collateralized by a first priority lien on the building and site improvements, and is guaranteed by Aqua Metals, Inc. During  February 2025, Eric Gangloff, founder and CEO of Summit Investment Services, LLC was appointed as a member of the Board of Directors of the Company. On June 11, 2025, in connection with the sale of the building, the Company paid off the outstanding principal balance of $3,000,000 along with the guaranteed minimum interest balance due of $49,000.

On  December 18, 2024, the Company entered into a Securities Purchase Agreement with eight accredited investors, including executives and related parties of the Company, in connection with a private placement of secured promissory notes (“Notes”) in the aggregate principal amount of $1,500,000 and common stock purchase warrants (“Warrants") to purchase 75,000 shares of the Company’s common stock. The Securities Purchase Agreement included customary representations, warranties, and covenants by the investors and the Company. Certain officers and directors of the Company purchased Notes in the aggregate amount of $1,250,000, including $400,000 related to a holder who was appointed as a director of the Company in February 2025. The Notes accrued interest at the rate of 20% per annum, subject to a payment of a minimum of 12 months interest in the event of prepayment. The entire principal amount evidenced by the Notes plus all accrued and unpaid interest was due on  December 31, 2025. We had the right to prepay the loan at any time, subject to our payment of 12 months interest. Additionally, upon the occurrence of an event of default, the note holders  may declare the Notes to be forthwith due and payable, whereupon the principal and all accrued and unpaid interest thereon, plus all costs of enforcement and collection (including court costs and reasonable attorney’s fees), shall immediately become and be forthwith due and payable. The Company’s obligations under the Notes are secured by a first lien on the Company’s strategic metal inventory and a second lien on all other assets of the Company. Each Note purchaser received a Warrant to purchase share of the Company’s common stock in an amount equal to the principal amount of the investor’s Note divided by two, for a total of 75,000 shares of common stock. The Warrants are exercisable over a five-year period at an exercise price of $19.20 and $19.30 per share and are convertible to shares of common stock of the Company upon a change in control of the Company.

The private placement closed on  December 19, 2024 for the gross proceeds of $1,500,000. Proceeds from the transaction were first allocated to the warrants and then to the notes on a residual basis resulting in $986,000 allocated to liability-classified warrants and $514,000 to the notes, creating a discount on the notes. Any subsequent changes to the fair value of the Warrant Liability will be recorded in current period earnings. The Company incurred issuance costs of $58,000, which were proportionally allocated between the notes and warrants. Costs related to the warrants were immediately expensed, while costs associated with the notes were included in the note discount and are amortized as interest expense over the loan term. The notes payable are presented net of discount, and the amortization of the discount is recorded as interest expense in the Company’s consolidated financial statements. As of  December 31, 2024, the outstanding principal balance on the secured notes was $1,500,000. During the first quarter of 2025, we made a principal payment of $500,000 and on May 5, 2025, the Company repaid in full the outstanding balance of $1,000,000, plus 12 months interest of $300,000. As part of the extinguishment during the three months ended June 30, 2025, the Company recorded an $825,000 loss on extinguishment of debt related to the write-off of unamortized financing costs and the remaining unaccrued portion of the guaranteed interest.

Notes payable is comprised of the following (in thousands):

	June 30, 2025	December 31, 2024

Notes payable, current portion
Summit Investment Services, LLC	$—	$3,000
Notes related-party	—	856
Notes	—	654
Less issuance costs	—	(974)
Total notes payable, current portion	$—	$3,536

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Warrant liability

The Company accounted for the warrants to purchase 75,000 shares, issued in connection with the Securities Purchase Agreement in Note 10, in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging”. These warrants contain provisions—such as a mandatory conversion feature upon a change in control—that preclude equity classification and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the warrants was estimated using the Monte-Carlo option pricing model to determine the fair value of its liability-classified warrants. These instruments are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Key assumptions used in the valuation as of  June 30, 2025 and  December 31, 2024, included:

	As of June 30, 2025	As of December 31, 2024
Expected life of the options to convert	4.47	4.97
Risk-free rate	3.69%	4.29%
Historical volatility	92.05%	96.71%
Valuation date stock price	$4.85	$25.20
Strike price	$19.30/$19.20	$19.30/$19.20
Probability of completing a change in control	5%	20%
Volatility if change in control occurs	100%	100%
Dividend yield	0%	0%

The following table provides a roll forward of the Level 3 warrant liability as of  December 31, 2024 and  June 30, 2025, (in thousands):

Warrant liability
Fair value as of December 31, 2024	$1,493
Change in fair value of warrant liabilities	(1,327)
Fair value as of June 30, 2025	$166

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Stockholders’ equity

Equity Line of Credit and Derivative

On May 15, 2025, the Company entered into an equity purchase agreement granting it the right, but not the obligation, to sell up to $10,000,000  of common stock to Lincoln Park Capital Fund, LLC over 24 months, at a discounted purchase price. On June 6, 2025, the Company registered 177,283 shares of common stock that the Company may elect to issue and sell under the ELOC. Additionally, on July 22, 2025, the Company’s shareholders voted to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the potential issuance and sale of up to $10,000,000 of common stock under the ELOC. Sales under the agreement are solely at the Company’s election and subject to various additional limitations, including pricing formulas, volume caps, and ownership percentage restrictions. The contract was concluded to be a purchased put option equity derivative which does not meet the indexation guidance for the scope exception for contracts in a company’s own equity under ASC 815‑40. As the shares are sold at fair value less a discount the Company has concluded the derivative asset does not have material fair value.

Shares issued

During the six months ended June 30, 2025, the Company issued 5,835 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 2,942 of reissued treasury stock. We withheld 2,648 shares to satisfy approximately $67,000 of employees’ tax obligations during the six months ended June 30, 2025. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the six months ended June 30, 2025, the Company issued 671 shares of common stock upon vesting of RSUs granted to Board members and 4,568 shares of common stock to Board members related to director fees.

During the six months ended June 30, 2025, the Company issued 211,474 shares of common stock pursuant to the at the market issuance sales agreement for net proceeds of $2,735,000.

During the six months ended June 30, 2025, the Company issued 12,000 shares of common stock pursuant to the equity-line-of-credit purchase agreement, or ELOC, with Lincoln Park Capital Fund, LLC for net proceeds of $69,000.

During the six months ended June 30, 2025, the Company issued 22,717 shares of common stock to Lincoln Park Capital Fund, LLC related to broker fees.

During the six months ended  June 30, 2024, the Company issued 5,322 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 2,143 of reissued treasury stock. We withheld 2,283 shares to satisfy approximately $360,000 of employees’ tax obligations during the six months ended  June 30, 2024. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the six months ended  June 30, 2024, the Company issued 397 shares of common stock upon vesting of RSUs granted to Board members.

During the six months ended  June 30, 2024, the Company issued 344 shares of common stock pursuant to the employee stock purchase plan.

During the six months ended  June 30, 2024, the Company issued 25,197 shares of common stock pursuant to the at the market issuance sales agreement for net proceeds of $2,542,000.

In   May 2024, the Company completed a public offering of 100,625 shares of its common stock at the public offering price of $78 per share. In connection with the sale of common stock, the Company issued warrants to purchase shares of common stock at the rate of one warrant for every share of purchased common stock, at the offering price of $2 per warrant. After the deduction of the underwriter’s discount and expenses payable by us, we received net proceeds of $7,306,000. The Company used the relative fair value method to allocate the net proceeds of approximately $7,306,000 between the common stock and the warrants. As presented below, the Company recorded the fair value of the warrants of $3,081,000 and common stock of $4,225,000.

Warrant issued

In connection with the above-described  May 2024 public offering, the Company issued a warrant to purchase 3,912 shares of the Company's common stock to the underwriter of the Company's public offering, equal to 2% of the shares and the number of shares underlying the warrants sold in the offering, for relative fair value of $0.1 million. The warrants are exercisable at $97.50 per share on the closing date,   May 14, 2024. The warrants have an expiration date of 5 years from the date of issuance and will expire on   May 14, 2029. The relative fair value of the warrants was recorded in the condensed consolidated balance sheet in additional paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification.

In  May 2024, in conjunction with the Company's public offering, the Company issued a warrant to purchase up to 100,625 shares of the Company's common stock, for the relative fair value of $3 million. The warrants are exercisable at $78 per share. The warrants have an expiration date of 5 years from the date of issuance and will expire on  May 14, 2029. The relative fair value of the warrants was recorded in the condensed consolidated balance sheet in additional paid-in capital in stockholders' equity as the warrants are indexed to the Company’s common stock and meet the conditions for equity classification.

Stock-based compensation

The stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Plant operations	$5	$99	$13	$185
Research and development cost	30	16	69	36
General and administrative expense	310	636	965	1,304
Total	$345	$751	$1,047	$1,525

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2019 Stock Incentive Plan

In 2019, our board of directors adopted the Aqua Metals, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). On May 23, 2024, 47,500 shares of common stock were authorized and added to the plan. A total of 140,000 shares of common stock was authorized for issuance pursuant to the 2019 Plan. Subsequently, on July 22, 2025, 260,000 shares of common stock were authorized and added to the plan, bringing the total shares authorized for issuance under the 2019 Plan to 400,000 shares. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; restricted stock units, or RSUs; and performance stock units, or PSUs. The 2019 Plan, under which options  may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

As of June 30, 2025, the Company has granted RSUs and PSUs under the 2019 Plan, which upon settlement entitle their holders to receive 143,149 shares of common stock, all of which are subject to future vesting conditions, which exceeded the 73,758 shares available for issuance. The Company has established a sequencing policy such that grants with the latest grant date will be reclassified to liabilities first. Considering this policy and the terms of the underlying grants, this Company has reclassified 69,391 of its service-based RSUs to liabilities as of  June 30, 2025.

	Number of Shares	Number of	Number of
	Available for	PSUs	RSUs
	Grant	Outstanding	Outstanding
Balances, December 31, 2024	(23,244)	18,018	87,410
Granted	(51,392)	—	51,392
Released	—	—	(11,073)
Forfeited	10,539	—	(10,539)
Returned to Plan	2,648	—	—
Balances, June 30, 2025	(61,449)	18,018	117,190

Restricted stock units

During the first quarter of 2025, the Company granted 535 RSUs to an employee, all of which were subject to vesting, with a grant date fair value of $10,000. The shares vest in three equal installments over a three-year period.

On  October 3, 2024, the Company approved a supplemental retention program designed to retain business-critical resources essential to ongoing operations and strategic initiatives. Participation in the program is contingent upon management achieving specified fundraising targets and subject to the continued service of eligible employees. The program established specific funding tranches tied to cumulative fundraising milestones, which must be achieved on or before  March 7, 2025. The grant terms included a fixed dollar, variable share, structure with potential settlement valued from $0 to $925,014 dependent upon satisfaction of performance conditions. Once performance conditions are met, the shares to be granted are fixed and subject to an additional six-month service condition. During the first quarter of 2025, the first funding tranche was achieved, triggering the issuance of 11,847 RSUs to qualified employees in accordance with the program’s terms. These shares have been granted subject to continued service requirements.

During the first quarter of 2025, the Company granted 2,500 RSUs to an employee, all of which were subject to vesting, with a grant date fair value of $49,000. The shares vest over a six-month period.

During the second quarter of 2025, the Company granted 10,204 RSUs to an employee, all of which were subject to vesting, with a grant date fair value of $100,000. The shares vest in three equal installments over a three-year period.

During the second quarter of 2025, the Company granted 21,739 RSUs all of which were subject to vesting, with a grant date fair value of $250,000 to Board Members. The shares vest in four equal installments over a twelve-month period.

During the second quarter of 2025, the Company granted 4,567 RSUs to Board Members as compensation for board services. These RSUs vested immediately upon grant and had an aggregate grant-date fair value of $85,000, which was recognized as stock-based compensation expense in the period.

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

In October 2021, we filed an action against Johnson Controls Fire Protections, LP (“Defendant”) relating to its involvement in the November 2019 fire at our former TRIC facility (Aqua Metals, Inc., et. al v. Johnson Controls Fire Protections, LP, Second Judicial District of the State of Nevada CV21-01891). Our complaint alleged Defendant’s liability for a portion of the fire loss based on Defendant’s negligence, breach of contract and other causes of action in connection with Defendant’s failure to properly inspect, maintain and repair the fire suppression system in the TRIC facility. On March 25, 2025, the Court dismissed our complaint in response to a motion for summary judgment filed by Defendant. On May 12, 2025, Defendant filed a Memorandum for Costs seeking approximately $300,000 in litigation-related costs and on May 29, 2025, Defendant filed a motion to recover its attorney’s fees and costs in the aggregate approximate amount of $3.5 million, including approximately $300,000 of costs (the same costs identified in Defendant’s Memorandum of Costs) and approximately $3.2 million of legal fees. We believe that we have a strong defense to Defendant’s claim for recovery of fees and costs, especially with regard to Defendant’s claim for legal fees, and we intend to vigorously defend against Defendant’s motion. However, should Defendant be successful in obtaining an award for all or a substantial portion of the requested amount, we may be unable to satisfy any such award without raising additional capital either through the issuance of our equity or debt securities or and/or liquidation of some or all of our assets.

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

15. Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security (CARES) Act provided an employee retention tax credit to certain employers that either (1) fully or partially suspend operations because of government orders associated with COVID-19 or (2) experience a substantial decline in income but continue to pay employees their wages. The credit is equal to 50% of qualified wages paid in 2020, up to a maximum of $10,000 in qualified wages per employee for the year, and 70% of qualified wages paid in 2021 (through the third quarter), up to a maximum of $10,000 in qualified wages per employee per quarter and can be applied against payroll taxes, with any excess tax credit eligible for a cash refund. The Company’s policy is to recognize these credits based on ASC 450-30, Gain Contingencies, when all uncertainties are resolved, and the income is realized. During the three and six months ended June 30, 2025, the Company recorded government grant income of $420,000 and $643,000, respectively, related to the employee retention credit, and interest income of $65,000 and $99,000, respectively. These amounts are presented within interest and other income on the Condensed Consolidated Statements of Operations.

16. Subsequent events

On August 4, 2025, the Company implemented a one-for-ten (1-for-10) reverse split of our common stock. Prior to the reverse stock split the Company had 14,080,516 and 14,060,054 shares of common stock issued and outstanding, and after the reverse stock split, the Company had approximately 1,408,052 and 1,406,005 shares of common stock issued and outstanding. All share and per-share amounts included in this Form 10-Q are presented as if the stock split had been effective from the beginning of the earliest period presented.

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

Reverse Stock Split

Effective August 4, 2025, the Company effected a one-for-10 reverse stock split of its issued and outstanding common shares. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been adjusted retroactively to reflect this reverse stock split.

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

In February 2023, we acquired a five-acre parcel of land with an existing building to begin development of our Li AquaRefining recycling campus at TRIC. During the second quarter of 2025, we sold the Sierra ARC property. The action retired all debt, added cash to the balance sheet and reduced holding costs. The company will now evaluate more cost-efficient locations for future development. We are working closely with prospective strategic materials and financial partners to explore co-location opportunities near feedstock and offtake sources, which could lower capital expenditures and future operating expenses.

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

During the six months ended June 30, 2025, we issued 211,474 shares of common stock pursuant to an at the market, or ATM, sales agreement for net proceeds of $2,735,000. During the year ended December 31, 2024, we issued 119,503 shares of common stock pursuant to the ATM facility for net proceeds of $5,014,000. In May 2024, we completed a public offering of 100,625 shares of our common stock, at the public offering price of $78 per share. In connection with the sale of common stock, we issued warrants to purchase shares of common stock at the rate of one warrant for every share of purchased common stock, at the price of $2 per share. After the deduction of the underwriter’s discount and expenses payable by us, we received net proceeds of $7,306,000.

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

Effective November 5, 2024, we effected a one-for-20 reverse stock split of our issued and outstanding common shares. Subsequently, on August 4, 2025, we effected a one-for-10 reverse stock split of our issued and outstanding common shares. All share and share price information set forth in this report has been adjusted retrospectively to reflect these reverse stock splits.

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

Results of Operations

We did not engage in commercial operations in 2025 or 2024. Our operations have been devoted to developing our Li AquaRefining battery recycling technology. During the six months ended June 30, 2025, Aqua Metals was focused on the continued operation of the pilot facility and advancing the underlying processes that support our recycling capabilities. We did not earn any revenue during the three and six months ended June 30, 2025 and 2024. The following table summarizes our results of operations with respect to the items set forth below for the three and six months ended June 30, 2025 and 2024 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2025	2024	(Unfavorable)	Change	2025	2024	(Unfavorable)	Change

Plant operations	$776	$2,373	$1,597	(67.3)%	$1,501	$4,582	$3,081	(67.2)%
Research and development cost	295	363	68	(18.7)%	631	951	320	(33.6)%
Impairment and loss on disposal of property, plant and equipment	3,765	—	(3,765)	0.0%	9,012	—	(9,012)	0.0%
General and administrative expense	2,195	3,426	1,231	(35.9)%	4,571	6,421	1,850	(28.8)%
Total operating expense	$7,031	$6,162	$(869)	14.1%	$15,715	$11,954	$(3,761)	31.5%

Plant operations include materials, supplies related costs, salaries and benefits, consulting, outside services costs, inventory adjustments, depreciation, amortization, insurance, travel and overhead costs. Plant operations decreased approximately $1,597,000, or 67.3%, and $3,081,000, or 67.2%, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. The decrease in plant operations for the three months ended June 30, 2025 was primarily driven by a reduction in payroll and related costs of approximately $1,149,000, resulting from workforce reductions implemented in August 2024 and continued reductions during the first quarter of 2025. Additionally, professional fees decreased by approximately $155,000 and supplies, materials, inventory adjustments and other overhead expenses decreased by $293,000. The decrease in plant operations for the six month ended June 30, 2025 was primarily due to a decrease in payroll and payroll related fees of approximately $1,935,000 resulting from workforce reductions, professional fees decreased by approximately $544,000 and a decrease of $602,000 in other overhead expenses, including supplies, materials and inventory adjustments. Management does not expect the reduction in force to materially impact its current pilot operations or continuing research and development. However, until additional funding is secured, employee-related and overhead expenses are expected to remain at the reduced levels throughout the remainder of 2025.

Research and development cost includes expenditures related to the continued enhancement of the AquaRefining technology and the development of our lithium-ion battery recycling process. During the three months ended June 30, 2025, research and development expenses decreased $68,000, or approximately 18.7%, compared to the three months ended June 30, 2024, and $320,000, or approximately 33.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease, six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to lower payroll and related costs of approximately $229,000, as well as a reduction in supplies, materials, and other overhead expenses of approximately $111,000 off set by an increase in professional fees of approximately $20,000.

For the three and six months ended June 30, 2025, the Company recognized a non-cash impairment and loss on disposal of property, plant and equipment of $3,765,000 and $9,012,000, respectively, in connection with the sale of the facility located at TRIC and related equipment.

General and administrative expense decreased $1,231,000, or approximately 35.9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and $1,850,000, or approximately 28.8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease for the three months ended June 30, 2025 was primarily due to a reduction in payroll and related costs of approximately $856,000 due to workforce reductions and restructuring and $153,000 in other overhead expenses and $222,000 decrease in professional fees. The decrease for the six month ended June 30, 2025, was primarily attributable to a reduction in payroll and related expenses of approximately $1,593,000 due to workforce reductions, a $59,000 decrease in director fees, a $182,000 decrease in professional fees, and a $16,000 decrease in other overhead expenses.

The following table summarizes our other income and interest expense for the three and six months ended June 30, 2025 and 2024 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2025	2024	(Unfavorable)	Change	2025	2024	(Unfavorable)	Change

Interest expense	$(245)	$(84)	$(161)	191.7%	$(647)	$(190)	$(457)	240.5%
Loss on extinguishment of debt	(825)	—	(825)	0.0%	(825)	—	(825)	0.0%
Interest and other income	497	99	398	402.0%	777	245	532	217.1%
Change in fair value of warrant liability	836	—	836	0.0%	1,327	0	1,327	0.0%
Total other income, net	$263	$15	$248	1653.3%	$632	$55	$577	1049.1%

The increase in interest expense for the three and six months ended June 30, 2025 is due to the increase in the notes payable outstanding balance and an increase in the amortization of the related debt discount.

On May 5, 2025, the Company repaid its $1,500,000 bridge loan prior to the December 31, 2025 maturity. As part of the agreement, the Company was required to pay a guaranteed interest amount of $300,000 regardless of early repayment. For the six months ended June 30, 2025, the Company recognized $435,000 in interest expense (including amortization of issuance costs), and recorded a $825,000 loss on extinguishment of debt related to the write-off of unamortized financing costs and the remaining unaccrued portion of the guaranteed interest.

We recognized approximately $497,000 and $777,000 in interest and other income during the three and six months ended June 30, 2025, an increase of $398,000 and $532,000 compared to the three and six months ended June 30, 2024. The increase was primarily driven by the approval of a payroll tax employee retention credit.

For the three and six months ended June 30, 2025, the Company recognized a change in fair value of warrant liability of $836,000 and $1,327,000, which was primarily due to the remeasurement of the warrants issued in December 2024.

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash and cash equivalents of approximately $1,933,000, current liabilities of $3,633,000 and a working capital deficit of approximately $1,264,000. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future. In order to satisfy our capital requirements, the Company will need to improve its liquidity position through equity or debt financings and/or reductions in operating costs, in order to satisfy its liquidity needs for the next twelve months. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business.

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

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(5,299)	$(8,002)
Net cash provided by (used in) investing activities	$4,936	$(9,762)
Net cash provided by (used in) financing activities	$(1,783)	$9,075

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2025 and six months ended June 30, 2024 was $5,299,000 and $8,002,000, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, amortization of deferred financing costs, loss on extinguishment of debt, stock-based compensation, impairment and loss on disposal of property, plant and equipment, as well as net changes in working capital.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $4,936,000 and consisted mainly of $4,347,000 cash received from the sale of the building and equipment,  $1,141,000 from equipment deposits, the payment of our $100,000 related to our note receivable, offset by cash utilized towards equipment deposits of $231,000 and purchases of fixed assets of $421,000. Net cash used in investing activities for the six months ended June 30, 2024 was $9,762,000 and consisted mainly of cash utilized towards equipment deposits of $3,522,000 and purchases of fixed assets related to the build out of our commercial facility of $6,440,000, offset by $200,000 of cash received related to our note receivable.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $1,783,000 for the six months ended June 30, 2025, consisting of $2,735,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $69,000 of net proceeds from the sale of Aqua Metals shares pursuant to the equity-line-of-credit purchase agreement, or ELOC, with Lincoln Park Capital Fund, LLC offset by $66,000 related to tax withholdings to cover RSU vesting and $4,500,000 principal payments on notes payable. Net cash provided by financing activities of $9,075,000 for the six months ended June 30, 2024 consisted of $2,542,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $7,306,000 in net proceeds from our May 2024 public offering, offset by $360,000 related to tax withholdings to cover RSU vesting and $413,000 related to debt issuance costs.

Critical Accounting Estimates

No material changes from what was reported in the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors, except as described below:

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of June 30, 2025, we had cash and cash equivalents of approximately $1,933,000, current liabilities of $3,633,000 and a working capital deficit of $1,264,000. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our business strategy. We intend to acquire the necessary capital though debt financing, sale of assets or through the sale of equity. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

The report of our independent registered public accounting firm for the year ended December 31, 2024 states that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We are the subject of a claim that could have a material adverse effect on our financial condition. In October 2021, we filed an action against Johnson Controls Fire Protections, LP (“Defendant”) relating to its involvement in the November 2019 fire at our former TRIC facility (Aqua Metals, Inc., et. al v. Johnson Controls Fire Protections, LP, Second Judicial District of the State of Nevada CV21-01891). Our complaint alleged Defendant’s liability for a portion of the fire loss based on Defendant’s negligence, breach of contract and other causes of action in connection with Defendant’s failure to properly inspect, maintain and repair the fire suppression system in the TRIC facility. On March 25, 2025, the Court dismissed our complaint in response to a motion for summary judgment filed by Defendant. On May 12, 2025, Defendant filed a Memorandum for Costs seeking approximately $300,000 in litigation-related costs and on May 29, 2025, Defendant filed a motion to recover its attorney’s fees and costs in the aggregate approximate amount of $3.5 million, including approximately $300,000 of costs (the same costs identified in Defendant’s Memorandum of Costs) and approximately $3.2 million of legal fees. We believe that we have a strong defense to Defendant’s claim for recovery of fees and costs, especially with regard to Defendant’s claim for legal fees, and we intend to vigorously defend against Defendant’s motion. However, should Defendant be successful in obtaining an award for all or a substantial portion of the requested amount, we may be unable to satisfy any such award without raising additional capital either through the issuance of our equity or debt securities or and/or liquidation of some or all of our assets. There can be no assurance that Defendant’s motion for fees and costs will not have a material adverse effect on our financial condition.

Item 5	Other Information

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

As disclosed in the Company’s Current Report on Form 8-K filed on May 16, 2025, the Company’s wholly-owned subsidiary, Aqua Metals Waltham Holdings LLC, entered into a Purchase and Sale Agreement and Joint Escrow Instructions dated May 12, 2025 with Trident Enterprises, Inc. (the “Buyer”), pursuant to which the Company agreed to sell to the Buyer a five-acre parcel of land with an existing building located at 2999 Waltham Way, McCarran, Nevada 89437 known as the Sierra Arc Property for a purchase price of $4.3 million. The transaction closed on June 12, 2025.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21, 2022.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019
3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 21, 2022
3.6	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Filed electronically herewith
10.1	Purchase Agreement, dated as of May 15, 2025, by and between Aqua Metals, Inc. and Lincoln Park Capital Fund, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 16, 2025
10.2	Registration Rights Agreement, dated as of May 15, 2025, by and between Aqua Metals, Inc. and Lincoln Park Capital Fund, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 16, 2025
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith
101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	August 13, 2025	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 13, 2025	By:	/s/ Eric West
Eric West,
Chief Financial Officer
(Principal Financial Officer)