Form 10-Q
period 2025-09-30
Aqua Metals, Inc.
filed 2025-11-12
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 7, 2025, there were 2,979,263 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$3,586	$4,079
Note receivable - LINICO	—	100
Inventory	244	251
Prepaid expenses and other current assets	137	214
Total current assets	3,967	4,644

Non-current assets
Property and equipment, net	5,911	16,473
Intellectual property, net	93	146
Other assets	533	5,102
Total non-current assets	6,537	21,721

Total assets	$10,504	$26,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$718	$1,227
Accrued expenses	2,506	3,130
Lease liability, current portion	235	289
Notes payable related-party, current portion	—	306
Note payable, current portion	—	3,230
Total current liabilities	3,459	8,182

Non-current liabilities
Lease liability, non-current portion	285	446
Warrant liability	238	1,493
Total liabilities	3,982	10,121

Commitments and contingencies (see Note 13)

Stockholders’ equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 1,856,815 and 1,848,968, shares issued and outstanding as of September 30, 2025, respectively and 776,026 and 773,084 shares issued and outstanding as of December 31, 2024, respectively	2	1
Additional paid-in capital	272,527	264,205
Accumulated deficit	(265,976)	(247,770)
Treasury stock, at cost; common shares: 7,847 and 2,942 as of September 30, 2025 and December 31, 2024, respectively	(31)	(192)
Total stockholders’ equity	6,522	16,244

Total liabilities and stockholders’ equity	$10,504	$26,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating cost and expense
Plant operations	$576	$1,617	$2,076	$6,198
Research and development cost	328	398	960	1,349
Impairment and loss on disposal of property, plant and equipment	25	448	9,037	448
General and administrative expense	2,136	2,748	6,707	9,170
Total operating expense	3,065	5,211	18,780	17,165

Loss from operations	(3,065)	(5,211)	(18,780)	(17,165)

Other income and (expense)
Interest expense	(12)	(83)	(659)	(273)
Loss on extinguishment of debt	—	—	(825)	—
Interest and other income	28	84	805	329
Change in fair value of warrant liability	(72)	—	1,255	—

Total other income, net	(56)	1	576	56

Loss before income tax expense	(3,121)	(5,210)	(18,204)	(17,109)

Income tax expense	—	—	2	3

Net loss	(3,121)	(5,210)	(18,206)	(17,112)

Weighted average shares outstanding, basic and diluted	1,426,216	681,619	1,049,376	617,151

Basic and diluted net loss per share	$(2.19)	$(7.64)	$(17.35)	$(27.73)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balances, June 30, 2025	1,027,701	$1	$268,039	$(262,855)	2,648	$(67)	$5,118

Stock-based compensation	—	—	548	—	—	—	548
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	34,700	—	(77)	—	5,199	36	(41)
Common stock issued for ATM share sales, net of $95 transaction costs	621,745	1	3,185	—	—	—	3,186
Common stock issued for ELOC share sales, net of $25 transaction costs	165,283	—	834	—	—	—	834
Common stock cancelled for cash in lieu of fractional shares reverse split	(461)	—	(2)	—	—	—	(2)
Net loss	—	—	—	(3,121)	—	—	(3,121)

Balances, September 30, 2025	1,848,968	$2	$272,527	$(265,976)	7,847	$(31)	$6,522

Balances, December 31, 2024	773,084	$1	$264,205	$(247,770)	2,942	$(192)	$16,244

Stock-based compensation	—	—	1,509	—	—	—	1,509
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	43,126	—	(269)	—	4,905	161	(108)
Common stock issued for ATM share sales, net of $165 transaction costs	833,219	1	5,920	—	—	—	5,921
Common stock issued for ELOC share sales, net of $28 transaction costs	177,283	—	903	—	—	—	903
Common stock cancelled for cash in lieu of fractional shares reverse split	(461)	—	(2)				(2)
Common stock issued for broker fees	22,717	—	261	—	—	—	261
Net loss	—	—	—	(18,206)	—	—	(18,206)

Balances, September 30, 2025	1,848,968	$2	$272,527	$(265,976)	7,847	$(31)	$6,522

Balances, June 30, 2024	669,003	$1	$260,687	$(235,117)	2,283	$(360)	$25,211

Stock-based compensation	—	—	638	—	—	—	638
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	5,718	—	(359)	—	659	168	(191)
Common stock issued for consulting fees	2,011	—	150	—	—	—	150
Common stock issued for ATM share sales, net of $34 transaction costs	5,408	—	277	—	—	—	277
Common stock issued for director fees	517	—	23	—	—	—	23
Net loss	—	—	—	(5,210)	—	—	(5,210)

Balances, September 30, 2024	682,657	$1	$261,416	$(240,327)	2,942	$(192)	$20,898

Balances, December 31, 2023	539,401	$1	$249,794	$(223,215)	2,143	$(516)	$26,064

Stock-based compensation	—	—	2,163	—	—	—	2,163
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	9,154	—	(875)	—	799	324	(551)
Common stock issued for employee stock purchase plan sales	344	—	35	—	—	—	35
Common stock issued for consulting fees	2,011	—	150	—	—	—	150
Common stock and warrants issued for public offering, net of $744 transaction costs	100,625	—	7,306	—	—	—	7,306
Common stock issued for ATM share sales, net of $87 transaction costs	30,605	—	2,820	—	—	—	2,820
Common stock issued for director fees	517	—	23	—	—	—	23
Net loss	—	—	—	(17,112)	—	—	(17,112)

Balances, September 30, 2024	682,657	$1	$261,416	$(240,327)	2,942	$(192)	$20,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,206)	$(17,112)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	801	867
Amortization of intellectual property	53	117
Fair value of common stock issued for director fees	—	23
Fair value of common stock issued for consulting services	261	150
Stock-based compensation	1,499	2,163
Change in fair value of warrant liability	(1,255)	—
Amortization of deferred financing costs	336	29
Loss on extinguishment of debt	639	—
Impairment and loss on disposal of property, plant and equipment	9,037	448
Inventory net realizable value adjustment	—	268
Write off of debt issuance costs	—	563
Changes in operating assets and liabilities
Accounts receivable	—	(419)
Inventory	7	330
Prepaid expenses and other current assets	77	33
Accounts payable	(96)	(43)
Accrued expenses	(624)	1,030
Other assets and liabilities	(177)	(84)
Net cash used in operating activities	(7,648)	(11,637)

Cash flows from investing activities:
Purchases of property, plant and equipment	(421)	(7,452)
Proceeds from sale of property, plant and equipment	4,382	15
Proceeds from note receivable	100	350
Proceeds from refund of equipment deposit	1,141	—
Equipment deposits	(231)	(3,975)
Net cash provided by (used in) investing activities	4,971	(11,062)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction costs	—	7,306
Proceeds from employee stock purchase plan	—	35
Principal payments on notes payable	(4,500)	—
Principal payments on finance leases	(30)	(58)
Cash paid cash in lieu of fractional shares reverse split	(2)	—
Cash paid for tax withholdings on RSUs vesting	(108)	(552)
Debt issuance costs	—	(424)
Proceeds from ELOC, net	903	—
Proceeds from ATM, net	5,921	2,820
Net cash provided by financing activities	2,184	9,127

Net decrease in cash and cash equivalents	(493)	(13,572)
Cash and cash equivalents at beginning of period	4,079	16,522
Cash and cash equivalents at end of period	$3,586	$2,950

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$3
Cash paid for interest	$520	$249

Supplemental disclosure of non-cash transactions
Acquisitions of property, plant and equipment included in accounts payable	$413	$758
Acquisitions of property, plant and equipment included in accrued expenses	$—	$646
Acquisitions of property, plant and equipment paid by prior-period deposits	$1,616	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Aqua Metals (NASDAQ: AQMS) is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for lithium-ion (“Li”) batteries. Our recycling process is a hydro- and electrometallurgical technology that is an innovative, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that replaces polluting furnaces and hazardous chemicals with electricity-powered chemical regeneration and electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The modular “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

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

Reverse Stock Splits

Effective November 5, 2024, the Company effected a one-for-20 reverse stock split of its issued and outstanding common shares. Subsequently on  August 4, 2025, the Company effected a one-for-10 reverse stock split of its issued and outstanding common shares. All share and share price information set forth in this report has been adjusted retrospectively to reflect these reverse stock splits.

Liquidity and Going Concern Assessment

For the nine months ended September 30, 2025 and 2024, the Company reported a net loss of $18,206,000 and $17,112,000, respectively, and negative cash from operations of $7,648,000 and $11,637,000, respectively. As of  September 30, 2025, the Company had cash and cash equivalents of approximately $3,586,000, current liabilities of $3,459,000 and an accumulated deficit of $265,976,000. The increase in net loss during the nine months ended September 30, 2025 reflects a non-cash impairment and loss on disposal of property, plant, and equipment of $9,037,000 associated with the sale of the TRIC facility. During the nine months ended September 30, 2025, the Company paid off the note payable with Summit Investment Services, LLC in the amount of approximately $3,000,000, and notes payable with eight accredited investors in the amount of approximately $1,500,000 as disclosed in Note 10 - Notes payable. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future.

On October 16, 2025, the Company closed a registered direct offering and a concurrent private placement with an institutional investor. After the deduction of the placement and legal fees payable by us, the aggregate net proceeds from the registered direct offering and warrant placement were approximately $12,000,000. Additional information regarding this transaction is disclosed in Note 16 - Subsequent events.

As an additional liquidity source, the Company maintains an At-the-Market (“ATM”) offering program as a potential source of liquidity. Under the ATM Sales Agreement (the “Sales Agreement”) with The Benchmark Company, LLC (“Benchmark”), the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $30,000,000 million, from time to time through Benchmark, acting as sales agent. Sales of common stock, if any, under the ATM program are deemed to be “at-the-market” offerings as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. During the nine months ended September 30, 2025, the Company sold an aggregate of 833,219 shares of common stock under the ATM program for net proceeds of approximately $5,921,000, after deducting commissions and offering expenses. As of September 30, 2025, no additional capacity remains available for issuance under the ATM program. Further details of the agreement are included in Note 12 – Stockholders’ Equity.

In addition to the ATM, the Company also maintains an equity line of credit with Lincoln Park Capital Fund, LLC (“ELOC”) providing for aggregate sales of up to $10,000,000 of common stock. Through September 30, 2025, the Company had sold approximately $903,000 under the facility, leaving $9,097,000 of capacity available for future issuances. Further details of the agreement and accounting treatment are included in Note 12 – Stockholders’ Equity.

Management believes that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Given the Company’s continuing losses and expected cash requirements, additional capital will be necessary to fund ongoing operations. While the Company intends to pursue such funding opportunities, including through the ATM, ELOC, and other potential financing arrangements, there can be no assurance that these efforts will be successful.

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

2. Summary of significant accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2024, as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2025. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2025.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and September 30, 2024, the condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2025 and September 30, 2024 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and September 30, 2024, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements as of such date, but it does not include all disclosures required by U.S. GAAP for annual presentation.

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending  December 31, 2025.

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

As of  September 30, 2025 and  December 31, 2024, the Company had a Level 3 warrant liability related to freestanding warrants issued in connection with a private placement transaction that is measured at fair value on a recurring basis.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method or the if-converted method, as applicable. For purposes of this calculation, stock options, restricted stock units (RSUs) and warrants to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following shares underlying outstanding convertible notes, stock options, RSUs and warrants to purchase common stock were anti-dilutive due to a net loss in the periods presented and, therefore, were excluded from the dilutive weighted average securities computation for the nine months ended September 30, as indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Excluded potentially dilutive weighted average securities (1):	2025	2024	2025	2024

Unvested restricted stock units	158,250	28,202	101,635	34,030
Financing warrants to purchase common stock	182,386	107,386	182,386	56,264
Total potential dilutive weighted average securities	340,636	135,588	284,021	90,294

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

Concentration of credit risk

The Company did not generate revenue during the three and nine months ended September 30, 2025 and 2024, respectively. The Company had no trade receivables as of  September 30, 2025 and  December 31, 2024.

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

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends certain aspects for the accounting and disclosure of internal-use software by replacing prescriptive project-stage guidance with a principles-based capitalization model that applies to all development approaches. Capitalization begins when management authorizes and commits to fund a project and it is probable the software will be completed and used as intended, while development uncertainty defers capitalization until resolved. The ASU also integrates website-development guidance, aligns software disclosures with those for property, plant and equipment. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods, with early adoption permitted. The Company is evaluating the impact of this ASU and does not expect a material effect on its consolidated financial statements upon adoption.

3. Revenue recognition

The Company has historically generated revenues by recycling lead acid batteries (“LABs”) and selling the recovered lead to its customers.

The Company was not in commercial production during the three and nine months ended September 30, 2025 and 2024, respectively. Historically, Company products transferred to customers at a single point in time accounted for 100% of its revenue.

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

Raw materials	$244	$251
Total inventory	$244	$251

6. Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	September 30, 2025	December 31, 2024

Operational equipment	3 - 10	$3,456	$3,551
Lab equipment	5	1,031	1,128
Computer equipment	3	107	107
Office furniture and equipment	3	87	87
Leasehold improvements	2.5	80	80
Land	-	—	1,141
Building	39	—	3,131
Equipment under construction		3,941	9,726
		8,702	18,951
Less: accumulated depreciation		(2,791)	(2,478)

Total property and equipment, net		$5,911	$16,473

Property and equipment depreciation expense was $197,000 and $618,000 for the three and nine months ended September 30, 2025 and $229,000 and $682,000 three and nine months ended September 30, 2024, respectively. Equipment under construction is comprised of our lithium-ion battery recycling commercial equipment along with various components being manufactured or installed by the Company.

In April 2025, the Company’s Board of Directors approved a plan to sell a facility located at TRIC that was under construction and intended for the Company’s Li AquaRefining recycling campus. The decision was driven by a change in the Company’s priorities and capital allocation plans. The facility included the building structure, the underlying land, and various permanent improvements, and was previously classified as construction-in-progress within property, plant, and equipment on the Company’s consolidated balance sheet as of December 31, 2024. In accordance with ASC 360-10-45-13, the Company determined that the assets met the criteria to be classified as held for sale in April 2025. During the first quarter of 2025, the Company recognized an impairment charge of $5,247,000, to write down the assets held for sale to their estimated fair value of $4,100,000, which represented a Level 3 measurement based on a market analysis of comparable properties recently sold.

The sale of the facility was completed in June 2025 for total net proceeds of approximately $4,064,000. During the nine months ended September 30, 2025, the Company also sold additional equipment for total net proceeds of approximately $318,000. In connection with these sales, the Company recognized an additional impairment and loss on disposal of property, plant, and equipment of $3,790,000.

7. Other assets

Other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Equipment deposits (1)	$154	$4,540
Nevada facilities Right of Use Assets (2)	359	542
Other assets	20	20
Total other assets, non-current	$533	$5,102

(1) Deposits for equipment to be acquired.

(2) See Footnote 9.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Property and equipment related	$560	$560
Payroll related	1,003	1,576
Professional services	892	884
Other	51	110
Total accrued expenses	$2,506	$3,130

9. Leases

As of September 30, 2025, the Company maintained one finance lease for equipment and two operating leases for real estate. The operating leases had terms of 36 and 37 months and included one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets.

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

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$72	$68	$217	$204
Operating lease cost	$73	$72	$218	$210

Cash paid for finance lease liabilities	$12	$25	$36	$64
Interest expense	$2	$2	$6	$6

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (years) - operating leases	1.5	2.4
Weighted-average discount rate - operating leases	10.54%	10.48%

Weighted-average remaining lease term (years) - finance leases	3.5	2.3
Weighted-average discount rate - finance leases	4.85%	4.59%

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$600

Future maturities of lease liabilities as of September 30, 2025 are as follows (in thousands):

Due in 12-month period ended September 30,
	Operating Leases	Finance Leases
2025	$218	$47
2026	148	47
2027	37	47
2028	—	25
Less imputed interest	(36)	(13)
Total lease liabilities	$367	$153

Current lease liabilities	$194	$41
Non-current lease liabilities	173	112
Total lease liabilities	$367	$153

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

The private placement closed on  December 19, 2024 for the gross proceeds of $1,500,000. Proceeds from the transaction were first allocated to the warrants and then to the notes on a residual basis resulting in $986,000 allocated to liability-classified warrants and $514,000 to the notes, creating a discount on the notes. Any subsequent changes to the fair value of the Warrant Liability will be recorded in current period earnings. The Company incurred issuance costs of $58,000, which were proportionally allocated between the notes and warrants. Costs related to the warrants were immediately expensed, while costs associated with the notes were included in the note discount and are amortized as interest expense over the loan term. The notes payable are presented net of discount, and the amortization of the discount is recorded as interest expense in the Company’s consolidated financial statements. As of  December 31, 2024, the outstanding principal balance on the secured notes was $1,500,000. During the first quarter of 2025, we made a principal payment of $500,000 and on May 5, 2025, the Company repaid in full the outstanding balance of $1,000,000, plus 12 months of interest totaling $300,000. As part of the extinguishment, the Company recorded an $825,000 loss on extinguishment of debt related to the write-off of unamortized financing costs and the remaining unaccrued portion of the guaranteed interest.

Notes payable is comprised of the following (in thousands):

	September 30, 2025	December 31, 2024

Notes payable, current portion
Summit Investment Services, LLC	$—	$3,000
Notes related-party	—	856
Notes	—	654
Less issuance costs	—	(974)
Total notes payable, current portion	$—	$3,536

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Warrant liability

The Company accounted for the warrants to purchase 75,000 shares, issued in connection with the Securities Purchase Agreement in Note 10 - Notes payable, in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging”. These warrants contain provisions—such as a mandatory conversion feature upon a change in control—that preclude equity classification and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the warrants was estimated using the Monte-Carlo option pricing model to determine the fair value of its liability-classified warrants. These instruments are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Key assumptions used in the valuation as of  September 30, 2025 and  December 31, 2024, included:

	As of September 30, 2025	As of December 31, 2024
Expected life of the options to convert	4.22	4.97
Risk-free rate	3.63%	4.29%
Historical volatility	93.42%	96.71%
Valuation date stock price	$6.40	$25.20
Strike price	$19.30/$19.20	$19.30/$19.20
Probability of completing a change in control	5%	20%
Volatility if change in control occurs	100%	100%
Dividend yield	0%	0%

The following table provides a roll forward of the Level 3 warrant liability as of  December 31, 2024 and  September 30, 2025, (in thousands):

Warrant liability
Fair value as of December 31, 2024	$1,493
Change in fair value of warrant liabilities	(1,255)
Fair value as of September 30, 2025	$238

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Stockholders’ equity

At-the-Market (“ATM”) Offering Program

On August 22, 2024, the Company filed a prospectus supplement under its effective shelf registration statement on Form S-3 authorizing an At-the-Market (“ATM”) offering program for the sale of up to $30,000,000 of the Company’s common stock. Under the ATM Sales Agreement (the “Sales Agreement”) with The Benchmark Company, LLC (“Benchmark”), acting as sales agent, the Company may offer and sell shares of its common stock from time to time in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. Benchmark is entitled to compensation at a rate of 2.5% of the gross proceeds from each sale of common stock under the Sales Agreement. The Company has also agreed to provide customary indemnification and contribution to Benchmark with respect to certain liabilities, including liabilities under the Securities Act. During the nine months ended September 30, 2025, the Company sold 833,219 shares of common stock under the ATM program for net proceeds of approximately $5,921,000, after deducting sales commissions and offering costs. As of September 30, 2025, the Company had utilized the full amount permitted under its Form S-3 “baby shelf” limitations, and therefore had no remaining capacity to issue additional shares under the ATM program until such limitations are refreshed or additional availability becomes eligible.

Equity Line of Credit and Derivative

On May 15, 2025, the Company entered into an equity purchase agreement granting it the right, but not the obligation, to sell up to $10,000,000  of common stock to Lincoln Park Capital Fund, LLC over 24 months, at a discounted purchase price. On June 6, 2025, the Company registered 177,283 shares of common stock that the Company may elect to issue and sell under the ELOC. Additionally, on July 22, 2025, the Company’s shareholders voted to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the potential issuance and sale of up to $10,000,000 of common stock under the ELOC. Sales under the agreement are solely at the Company’s election and subject to various additional limitations, including pricing formulas, volume caps, and ownership percentage restrictions. The contract was concluded to be a purchased put option equity derivative which does not meet the indexation guidance for the scope exception for contracts in a company’s own equity under ASC 815‑40. As the shares are sold at fair value less a discount the Company has concluded the derivative asset does not have material fair value. During the nine months ended September 30, 2025, the Company issued 177,283 shares of common stock pursuant to the ELOC with Lincoln Park Capital Fund, LLC for net proceeds of $903,000, with approximately $9,097,000 remaining available for future issuance. On October 1, 2025, the Company filed a registration statement on Form S-1 covering the offer and sale, from time to time, of up to 1,000,000 shares of common stock to Lincoln Park under the agreement. During the nine months ended September 30, 2025, the Company also issued 22,717 shares of common stock to Lincoln Park Capital Fund, LLC related to a commitment fee under the ELOC.

Shares issued

During the nine months ended September 30, 2025, the Company issued 46,082 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 7,636 of reissued treasury stock. We withheld 12,541 shares to satisfy approximately $108,000 of employees’ tax obligations during the nine months ended September 30, 2025. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the nine months ended September 30, 2025, the Company issued 5,017 shares of common stock upon vesting of RSUs granted to Board members and 4,568 shares of common stock to Board members related to director fees.

During the nine months ended September 30, 2025, the Company issued 22,717 shares of common stock to Lincoln Park Capital Fund, LLC related to broker fees.

During the nine months ended  September 30, 2024, the Company issued 12,986 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 4,426 of reissued treasury stock. We withheld 5,225 shares to satisfy approximately $552,000 of employees’ tax obligations during the nine months ended September 30, 2024. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the nine months ended  September 30, 2024, the Company issued 2,011 shares of common stock for consulting services.

During the nine months ended September 30, 2024, the Company issued 733 shares of common stock upon vesting of RSUs granted to Board members.

During the nine months ended  September 30, 2024, the Company issued 660 shares of common stock to a former employee related to a severance agreement.

During the nine months ended September 30, 2024, the Company issued 344 shares of common stock pursuant to the employee stock purchase plan.

During the nine months ended  September 30, 2024, the Company issued 517 shares of common stock to Board members related to director fees.

During the nine months ended September 30, 2024, the Company issued 30,605 shares of common stock pursuant to the at the market issuance sales agreement for net proceeds of $2,820,000.

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

Stock-based compensation

The stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Plant operations	$7	$28	$20	$213
Research and development cost	30	6	99	42
General and administrative expense	415	604	1,380	1,908
Total	$452	$638	$1,499	$2,163

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

	Number of Shares	Number of	Number of
	Available for	PSUs	RSUs
	Grant	Outstanding	Outstanding
Balances, December 31, 2024	(23,244)	18,018	87,410
Authorized	260,000	—	—
Granted	(162,248)	—	162,248
Released	—	—	(55,667)
Forfeited	27,407	—	(27,407)
Returned to Plan	12,541	—	—
Balances, September 30, 2025	114,456	18,018	166,584

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During the third quarter of 2025, the Company granted 99,606 RSUs to employees, all of which were subject to vesting, with a grant date fair value of $377,000. The shares vest in three equal installments over a three-year period.

During the third quarter of 2025, the Company granted 11,250 RSUs to an employee, all of which were vested immediately, with a grant date fair value of $46,350.

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

In October 2021, we filed an action against Johnson Controls Fire Protections, LP (“Defendant”) relating to its involvement in the November 2019 fire at our former TRIC facility (Aqua Metals, Inc., et. al v. Johnson Controls Fire Protections, LP, Second Judicial District of the State of Nevada CV21-01891). Our complaint alleged Defendant’s liability for a portion of the fire loss based on Defendant’s negligence, breach of contract and other causes of action in connection with Defendant’s failure to properly inspect, maintain and repair the fire suppression system in the TRIC facility. On March 25, 2025, the Court dismissed our complaint in response to a motion for summary judgment filed by Defendant. On May 12, 2025, Defendant filed a Memorandum for Costs seeking approximately $300,000 in litigation-related costs and on May 29, 2025, Defendant filed a motion to recover its attorney’s fees and costs in the aggregate approximate amount of $3.5 million, including approximately $300,000 of costs (the same costs identified in Defendant’s Memorandum of Costs) and approximately $3.2 million of legal fees. While it is reasonably possible that a future loss may be incurred, we believe that we have a strong defense to Defendant’s claim for recovery of fees and costs, especially with regard to Defendant’s claim for legal fees, and we intend to vigorously defend against Defendant’s motion. However, should Defendant be successful in obtaining an award for all or a substantial portion of the requested amount, we may be unable to satisfy any such award without raising additional capital either through the issuance of our equity or debt securities or and/or liquidation of some or all of our assets. We have not recorded any liability related to this matter in the condensed consolidated balance sheet as of September 30, 2025.

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

15. Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security (CARES) Act provided an employee retention tax credit to certain employers that either (1) fully or partially suspend operations because of government orders associated with COVID-19 or (2) experience a substantial decline in income but continue to pay employees their wages. The credit is equal to 50% of qualified wages paid in 2020, up to a maximum of $10,000 in qualified wages per employee for the year, and 70% of qualified wages paid in 2021 (through the third quarter), up to a maximum of $10,000 in qualified wages per employee per quarter and can be applied against payroll taxes, with any excess tax credit eligible for a cash refund. The Company’s policy is to recognize these credits based on ASC 450-30, Gain Contingencies, when all uncertainties are resolved, and the income is realized. During the nine months ended September 30, 2025, the Company recorded government grant income of $643,000, related to the employee retention credit, and interest income $99,000. These amounts are presented within interest and other income on the Condensed Consolidated Statements of Operations.

16. Subsequent events

On October 15, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it agreed to issue and sell, in a registered direct offering, (a) 205,213 shares of common stock at an offering price of $11.34 per share and (b) 928,581 pre-funded warrants at an offering price of $11.339 per warrant, for aggregate net proceeds of approximately $12,000,000. In a concurrent private placement, the Company also sold 1,133,794 common stock purchase warrants at an offering price of $0.125 per warrant, with each warrant exercisable for one  share of common stock at an exercise price of $11.34 per share. The offering closed on October 16, 2025. The Pre-Funded Warrants are immediately exercisable at $0.001 per share until exercised in full. The Private Placement Warrants are exercisable upon issuance, may be exercised on a cashless basis under certain circumstances, and expire five years from the date of issuance. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025, or our 2024 Annual Report.

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

General

Aqua Metals is engaged in the business of applying its commercialized clean, water-based, recycling technology principles to develop cost-efficient recycling solutions for lithium-ion (“Li”) batteries. Our recycling process is a hydro and electrometallurgical technology that is an innovative, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that has the potential to replace polluting furnaces and hazardous chemicals with electricity-powered chemical regeneration and electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The modular “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

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

Since 2021, the Company has focused on applying our commercialized clean, water-based recycling technology principles with the goal of developing the cleanest and most cost-efficient recycling solution for lithium-ion batteries. We believe our process has the potential to produce higher quality products at a lower operating cost without the damaging effects of furnaces and traditional hydro processes and greenhouse emissions.

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During the third quarter of 2025, the Company expanded its feedstock diversification strategy by extending its proprietary AquaRefining™ technology to evaluate polymetallic deep-sea nodules as an additional potential source of critical minerals. In September 2025, the Company announced the signing of a Memorandum of Understanding (“MOU”) with Impossible Metals Inc. to collaborate on the development of a domestic, environmentally responsible supply chain for essential minerals— including nickel, cobalt, copper, manganese, and rare earth elements—recovered from deep-sea nodules and refined through the AquaRefining™ process.

In November 2025, the Company further broadened its collaboration framework by entering into an MOU with MOBY Robotics Inc. to explore the use of robotic harvesting and precision sorting of nodules and to conduct bench-scale testing of AquaRefining™ for these materials. These initiatives remain exploratory and are intended to assess the technical and economic feasibility of applying the Company’s clean, water-based recycling process to nodule-derived feedstocks.

During the nine months ended September 30, 2025, we issued 833,219 shares of common stock pursuant to an at the market, or ATM, sales agreement for net proceeds of $5,921,000, and 177,283 shares of common stock pursuant to the equity-line-of-credit purchase agreement, or ELOC for the net proceeds of $903,000. On October 16, 2025, we closed a registered direct offering of 205,213 shares of common stock at an offering price of $11.34 per share and  928,581 pre-funded warrants at an offering price of $11.339 per pre-funded warrant, In a concurrent private placement, we also sold 1,133,794 common stock purchase warrants at an offering price of $0.125 per warrant, with each warrant exercisable over a five year period for one share of common stock at an exercise price of $11.34 per share. After the deduction of the placement and legal fees payable by us, the aggregate net proceeds from the registered direct offering and warrant placement were approximately $12,000,000.

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

Plan of Operations

Our business strategy is based on the pursuit of building, operating and licensing Li AquaRefining recycling capacity to meet the growing demand for critical battery metals in lithium-ion batteries driven by innovations in automobile batteries, growth in internet data centers being rapidly accelerated by artificial intelligence (AI), and alternative energy applications, including solar, wind, and grid-scale storage.

We are in the process of demonstrating that Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. Throughout 2023 and 2024, we have demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide or lithium carbonate, copper, nickel, cobalt, and other compounds. These demonstrations ran for 24 hours x 5 days a week for many weeks in 2024 and an extended 24 hours x 7 days a week endurance run in November-December of 2024 that produced the results the Company believes makes the process commercial scale ready. Our next goal for lithium AquaRefining is to process commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. The location for the pilot demonstration facility is in our Innovation Center in Tahoe-Reno Industrial Center. Our next phase is constructing our first commercial ARC and we are actively working with multiple potential supply, off-take, and funding partners to determine the optimal timing and location. The construction of the first commercial facility is subject to our receipt of additional financing.

Our focus for the critical battery minerals market includes operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of traditional approaches involving intensive and dangerous and expensive one time use chemical processes, fossil fuels, or high-temperature furnaces which also produce very large gas (CO2) and solid (sodium sulfate) waste streams our process avoids. Because of the cost savings (labor, chemical, waste streams, footprint), the Company believes it is the low cost producer giving a material economic advantage to lithium AquaRefining compared to other processes.  We are also exploring partnership and/or joint venture agreements, particularly as our Li AquaRefining matures. We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants and support to accelerate our expansion and progress.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations

We did not engage in commercial operations in 2025 or 2024. Our operations have been devoted to developing our Li AquaRefining battery recycling technology. During the nine months ended September 30, 2025, we focused on the continued operation of the pilot facility and advancing the underlying processes that support our recycling capabilities. We did not earn any revenue during the three and nine months ended September 30, 2025 and 2024. The following table summarizes our results of operations with respect to the items set forth below for the three and nine months ended September 30, 2025 and 2024 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable	%			Favorable	%
	2025	2024	(Unfavorable)	Change	2025	2024	(Unfavorable)	Change

Plant operations	$576	$1,617	$1,041	(64.4)%	$2,076	$6,198	$4,122	(66.5)%
Research and development cost	328	398	70	(17.6)%	960	1,349	389	(28.8)%
Impairment and loss on disposal of property, plant and equipment	25	448	423	(94.4)%	9,037	448	(8,589)	1917.2%
General and administrative expense	2,136	2,748	612	(22.3)%	6,707	9,170	2,463	(26.9)%
Total operating expense	$3,065	$5,211	$2,146	(41.2)%	$18,780	$17,165	$(1,615)	9.4%

Plant operations include materials, supplies related costs, salaries and benefits, consulting, outside services costs, inventory adjustments, depreciation, amortization, insurance, travel and overhead costs. Plant operations decreased approximately $1,041,000, or 64.4%, and $4,122,000, or 66.5%, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. The decrease in plant operations for the three months ended September 30, 2025 was primarily driven by a reduction in payroll and related costs of approximately $634,000, resulting from workforce reductions implemented in August 2024 and continued reductions during the first quarter of 2025. Additionally, professional fees decreased by approximately $153,000 and supplies, materials, inventory adjustments and other overhead expenses decreased by $254,000. The decrease in plant operations for the nine month ended September 30, 2025 was primarily due to a decrease in payroll and payroll related fees of approximately $2,570,000 resulting from workforce reductions, professional fees decreased by approximately $697,000 and a decrease of $855,000 in other overhead expenses, including supplies, materials and inventory adjustments. Management does not expect the reduction in force to materially impact its current pilot operations or continuing research and development. However, until additional funding is secured, employee-related and overhead expenses are expected to remain at the reduced levels throughout the remainder of 2025.

Research and development cost includes expenditures related to the continued enhancement of the AquaRefining technology and the development of our lithium-ion battery recycling process. During the three months ended September 30, 2025, research and development expenses decreased $70,000, or approximately 17.6%, compared to the three months ended September 30, 2024, and $389,000, or approximately 28.8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease over the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to lower payroll and related costs of approximately $297,000, as well as a reduction in supplies, materials, and other overhead expenses of approximately $116,000 offset by an increase in professional fees of approximately $24,000.

For the three and nine months ended September 30, 2025, we recognized a non-cash impairment and loss on disposal of property, plant and equipment of $25,000 and $9,037,000, respectively, in connection with the sale of the facility located at TRIC and related equipment. During the three and nine months ended September 30, 2024, we recognized a loss on disposal of property, plant and equipment of $448,000.

General and administrative expense decreased $612,000, or approximately 22.3%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and $2,463,000, or approximately 26.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025 was primarily due to a reduction in payroll and related costs of approximately $366,000 due to workforce reductions and restructuring and $277,000 decrease in professional fees offset by an increase of approximately $31,000 in other overhead expenses. The decrease for the nine month ended September 30, 2025, was primarily attributable to a reduction in payroll and related expenses of approximately $1,960,000 due to workforce reductions, a $47,000 decrease in director fees, a $459,000 decrease in professional fees offset by an increase of $3,000 in other overhead expenses.

The following table summarizes our other income and interest expense for the three and nine months ended September 30, 2025 and 2024 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
			Favorable	%			Favorable	%
	2025	2024	(Unfavorable)	Change	2025	2024	(Unfavorable)	Change

Interest expense	$(12)	$(83)	$71	(85.5)%	$(659)	$(273)	$(386)	141.4%
Loss on extinguishment of debt	—	—	—	0.0%	(825)	—	(825)	(100.0)%
Interest and other income	28	84	(56)	(66.7)%	805	329	476	144.7%
Change in fair value of warrant liability	(72)	—	(72)	(100.0)%	1,255	—	1,255	100.0%
Total other income, net	$(56)	$1	$(57)	(5700.0)%	$576	$56	$520	928.6%

The decrease in interest expense for the three months ended September 30, 2025, is due to the decrease in the notes payable outstanding balance. The increase in interest expense for the nine months ended September 30, 2025, is due to the increase in the notes payable outstanding balance and an increase in the amortization of the related debt discount.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 5, 2025, the Company repaid its $1,500,000 bridge loan prior to the December 31, 2025 maturity. As part of the agreement, the Company was required to pay a guaranteed interest amount of $300,000 regardless of early repayment. For the nine months ended September 30, 2025, the Company recognized $435,000 in interest expense (including amortization of issuance costs), and recorded a $825,000 loss on extinguishment of debt related to the write-off of unamortized financing costs and the remaining unaccrued portion of the guaranteed interest.

We recognized approximately $28,000 and $805,000 in interest and other income during the three and nine months ended September 30, 2025, a decrease of $56,000 for the three months ended September 30, 2025 and an increase of $476,000 for the nine months ended September 30, 2025. The increase was primarily driven by the approval of a payroll tax employee retention credit during the first six months of the 2025.

For the three and nine months ended September 30, 2025, the Company recognized a change in fair value of warrant liability of $72,000 and $1,255,000, which was primarily due to the remeasurement of the warrants issued in December 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of approximately $3,586,000, current liabilities of $3,459,000 and a working capital of approximately $508,000. However, on October 16, 2025, we closed a registered direct offering of 205,213 shares of common stock at an offering price of $11.34 per share and  928,581 pre-funded warrants at an offering price of $11.339 per pre-funded warrant, In a concurrent private placement, we also sold 1,133,794 common stock purchase warrants at an offering price of $0.125 per warrant, with each warrant exercisable over a five year period for one share of common stock at an exercise price of $11.34 per share. After the deduction of the placement and legal fees payable by us, the aggregate net proceeds from the registered direct offering and warrant placement were approximately $12,000,000. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future. In order to satisfy our capital requirements, the Company will need to improve its liquidity position through equity or debt financings and/or reductions in operating costs, in order to satisfy its liquidity needs. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business.

Even after giving effect to the October 2025 registered direct offering and concurrent warrant placement, management believes that the Company's capital resources remain insufficient to sustain operations through at least the next twelve months from the date of this filing. Additionally, in view of the Company’s expectation to incur significant losses for the foreseeable future, and its current working capital level, it will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to such resources, is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through the next twelve months from the date of this filing.

Looking ahead, Aqua Metals plans to continue pilot operations, advance site selection and permitting for its first commercial AquaRefining facility and pursue additional strategic partnerships and grant opportunities to accelerate commercialization. Management believes the Company’s validated technology, new capital resources, and expanding partner ecosystem position Aqua Metals to play a key role in building a resilient, low-carbon domestic supply chain for critical minerals.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(7,648)	$(11,637)
Net cash provided by (used in) investing activities	$4,971	$(11,062)
Net cash provided by financing activities	$2,184	$9,127

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 and nine months ended September 30, 2024 was $7,648,000 and $11,637,000, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, amortization of deferred financing costs, loss on extinguishment of debt, stock-based compensation, impairment and loss on disposal of property, plant and equipment, as well as net changes in working capital. During the nine months ended September 30, 2025, we recognized approximately $9,037,000 expense for impairment and loss on disposal of property, plant, and equipment related to the sale of the facility located at TRIC.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $4,971,000 and consisted mainly of $4,382,000 cash received from the sale of the building and equipment, $1,141,000 from equipment deposits, the payment of our $100,000 related to our note receivable, offset by cash utilized towards equipment deposits of $231,000 and purchases of fixed assets of $421,000. Net cash used in investing activities for the nine months ended September 30, 2024 was $11,062,000 and consisted mainly of cash utilized towards equipment deposits of $3,975,000 and purchases of fixed assets related to the build out of our commercial facility of $7,452,000, offset by $350,000 of cash received related to our note receivable.

Net cash provided by financing activities

Net cash provided by financing activities was $2,184,000 for the nine months ended September 30, 2025, consisting of $5,921,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $903,000 of net proceeds from the sale of Aqua Metals shares pursuant to the equity-line-of-credit purchase agreement, or ELOC, with Lincoln Park Capital Fund, LLC offset by $108,000 related to tax withholdings to cover RSU vesting and $4,500,000 principal payments on notes payable. Net cash provided by financing activities of $9,127,000 for the nine months ended September 30, 2024 consisted of $2,820,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $7,306,000 in net proceeds from our May 2024 public offering, offset by $552,000 related to tax withholdings to cover RSU vesting and $424,000 related to debt issuance costs.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Critical Accounting Estimates

No material changes from what was reported in the 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors, except as described below:

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of September 30, 2025, we had cash and cash equivalents of approximately $3,586,000, current liabilities of $3,459,000 and a working capital of $508,000. As of the date of this report and after giving effect to the October 2025 registered direct offering and concurrent warrant placement for the gross proceeds of approximately $13,000,000, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our business strategy. We intend to acquire the necessary capital though debt financing, sale of assets or through the sale of equity. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

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

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21, 2022.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019
3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 21, 2022
3.6	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2025
4.1	Form of October 2025 Pre-Funded Warrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 16, 2025
4.2	Form of October 2025 Common Stock Purchase Warrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 16, 2025
10.1	Securities Purchase Agreement, dated as of October 15, 2025, by and between Aqua Metals, Inc. and the Investor	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 16, 2025
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith
101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	November 12, 2025	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ Eric West
Eric West,
Chief Financial Officer
(Principal Financial Officer)