Form 10-K
period 2025-12-31
Aqua Metals, Inc.
filed 2026-03-31
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,815,945.

The number of shares of the registrant’s common stock outstanding as of March 24, 2026 was 3,350,604.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2025 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

•	our ability to have our Aqua Refining solutions gain market acceptance;
•	our ability to acquire addition working capital on reasonable terms, as needed and on a timely basis.
•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
•	the timing and success of our plan of commercialization;
•	our ability to demonstrate the operation of our AquaRefining process on a commercial scale;
•	our ability to successfully apply our AquaRefining technology to the recycling of lithium-ion batteries on a commercial scale;
•	the effects of market conditions on our stock price and operating results;
•	our ability to maintain our competitive technological advantages against competitors in our industry;
•	our ability to maintain, protect and enhance our intellectual property;
•	the effects of increased competition in our market and our ability to compete effectively;
•	costs associated with defending intellectual property infringement and other claims;
•	our expectations concerning our relationships with suppliers, partners and other third parties; and
•	our ability to comply with evolving legal standards and regulations, particularly concerning requirements for being a public company and environmental regulations;

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

Background

Aqua Metals was incorporated in Delaware on June 20, 2014, to develop and commercialize metals recycling technologies based on its proprietary AquaRefining process. In 2015, the Company developed its initial AquaRefining technology for lead-acid battery recycling, and between 2017 and 2019 operated a demonstration facility that achieved sustained production of recycled lead using a smelterless process.

In 2021, the Company expanded its focus to lithium-ion battery recycling following the development of intellectual property applicable to lithium battery materials. The Company established its Innovation Center in the Tahoe-Reno Industrial Center (“TRIC”) to support research, development, and pilot-scale operations.

During 2022 and 2023, Aqua Metals demonstrated bench-scale and pilot-scale recovery of lithium, nickel, cobalt, copper, and manganese from lithium-ion battery black mass. The Company constructed and commissioned an integrated pilot system at its Innovation Center and began operating the system using an electricity-based process rather than high-temperature furnaces or conventional chemical refining methods.

In late 2024, the Company completed a multi-week continuous 24-hour operating campaign at its pilot facility. In 2025, Aqua Metals refined its commercialization strategy to prioritize a simplified product slate, including lithium carbonate and mixed hydroxide precipitate (“MHP”), with the objective of reducing capital requirements, improving early-stage operating economics, and accelerating deployment timelines.

During 2025, the Company also evaluated changes to its capital allocation strategy, including the sale of previously acquired real estate intended for a recycling campus, and continued to assess alternative sites and funding sources for future commercial facilities.

In parallel, Aqua Metals expanded its evaluation of additional feedstocks and applications for its technology, including exploratory initiatives related to polymetallic nodules and other sources of critical minerals. These activities remain in the evaluation stage and are intended to assess technical and economic feasibility.

Effective November 5, 2024, the Company effected a one-for-20 reverse stock split of its issued and outstanding common shares. Subsequently, on  August 4, 2025, the Company effected a one-for-10 reverse stock split of its issued and outstanding common shares. All share and share price information set forth in this report have been adjusted retrospectively to reflect these reverse stock splits.

Unless otherwise indicated, the terms “Aqua Metals,” “Company,” “we,” “us,” and “our” refer to Aqua Metals, Inc. and its wholly owned subsidiaries.

Overview

Aqua Metals is developing and seeking to commercialize proprietary recycling and refining technologies for the recovery of critical minerals and metals. Its patented and patent-pending AquaRefining™ process is an electro-hydrometallurgical method designed to recover high-purity materials from battery and other metal-bearing feedstocks using a closed-loop system powered by electricity. This approach is intended to reduce CAPEX and OPEX costs, reduce emissions, hazardous waste, and reliance on conventional smelting and chemical-intensive refining processes.

Since 2015, the Company has advanced AquaRefining as a platform technology for metals recovery. Aqua Metals initially focused on lead recycling and has since expanded its technology to address lithium-ion battery recycling and other critical mineral applications. The Company believes its process can enable the domestic recovery of materials such as lithium, nickel, cobalt, copper, and manganese for reuse in battery manufacturing and other industrial supply chains.

Aqua Metals operates its Innovation Center and pilot-scale lithium-ion battery recycling facility in the Tahoe-Reno Industrial Center (“TRIC”) in Nevada. At this facility, the Company has demonstrated recovery of multiple battery materials from black mass and other feedstocks and has conducted continuous operating campaigns to validate system performance. The Company is currently focused on further advancing its technology, qualifying products, and evaluating commercial deployment opportunities, including site selection, strategic partnerships, and financing alternatives. The Company has not yet commenced large-scale commercial lithium-ion battery recycling operations.

In addition to lithium-ion battery recycling, Aqua Metals continues to evaluate the application of its technology to other feedstocks and recycling streams, including emerging battery chemistries and alternative sources of critical minerals and rare earth materials. These efforts are intended to expand the potential applicability of the AquaRefining platform and support long-term commercial flexibility.

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

For example, battery metals are globally traded metal commodities. Metals such as lead for LABs and nickel, cobalt, copper, and lithium for LIBs are the essential components for the world’s rechargeable batteries. These metals are globally traded primarily on the London Metals Exchange (LME) and the Shanghai Metals Exchange (SHME) in China also trades these elements. In their pure forms, the other minerals that Aqua Metals intends to recover from spent batteries can be sold into these global markets. Unlike lead markets where recycled mineral content achieves up to 90% of new LAB batteries in a mature industry, lithium and related metals recycling currently achieves only 1-3% recycled mineral content of new LiB batteries, relying almost entirely on newly mined ore and refining to meet global demand.

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

The Lithium Battery Market

According to industry estimates, global demand for lithium-ion batteries is expected to increase significantly over the next decade. Global battery demand is projected to grow from approximately 2 terawatt-hours ("TWh") in 2025 to around 4.2 TWh by 2030, and potentially reaching about 6.8 TWh by 2035 (Figure 1 below). Batteries used in mobility applications, such as electric vehicles ("EVs"), are expected to remain the largest driver of battery demand and may represent approximately 85% of projected battery demand by 2035. In addition, grid-scale battery energy storage systems (“BESS”) are expected to represent one of the fastest-growing segments of battery demand.

Figure 1: Global battery demand and market split

The battery industry can be broken down into different segments, geographies, technologies, and chemistries.

Global battery demand and market split, base view[1] (Q3 2025 update)

By segment, gigawatt hours (GWh)
Consumer electronics
BESS[2]
Mobility[3]
~2,000
84%
~4,200
~6,800
2%
12%
85%
2025
2030
2035
By geography, %
Rest of world
North America
EU
China
~6,800
18
14
19
49
2035
By technology, %
Other[4]
Lead acid
Sodium ion
Lithium-ion (Li-ion)
~6,800
<1
6
8
85
2035
By chemistry, %
Others[5]
Li-ion: L(M)FP[6]
Li-ion: NMC and NCA[7]
Global Li-ion capacity: ~6,300 GWh
~5,800 GWh
3
59
38
2035

[1]Balanced forecast in our global battery demand projection.
[2]Battery energy storage systems.
[3]Includes passenger cars, commercial vehicles, 2- and 3-wheelers, off-highway, railway, aviation, and maritime.
[4]Other technologies include nickel–metal hydride, redox flow, etc.
[5]Includes lithium cobalt oxide, lithium manganese oxide battery, lithium sulfur, solid-state batteries, etc.
[6]Lithium iron phosphate and lithium manganese iron phosphate.
[7]Lithium nickel manganese cobalt oxide and nickel cobalt aluminum.
Source: McKinsey Battery Insights; McKinsey Center for Future Mobility

McKinsey & Company

Industry studies also indicate that demand for battery energy storage systems (“BESS”) is increasing significantly. Global installed BESS capacity is projected to grow at an annual rate of approximately 50% through 2030 and could reach between 500 and 700 gigawatt-hours (“GWh”) by that time (Figure 2). The global BESS market is expected to continue expanding rapidly, with projected market value estimates ranging from approximately $120 billion to $150 billion by 2030.

Rapid growth in BESS deployments is becoming an increasingly important driver of battery demand in the United States, alongside continued electric vehicle adoption. In 2024, energy storage installations reached approximately 37.1 GWh, and installations were projected to exceed 50 GWh in 2025.

Recent U.S. legislation has generally maintained incentives supporting energy storage deployment while introducing additional domestic sourcing requirements for certain battery materials, which may further encourage localization of battery supply chains.

To support projected battery demand, industry forecasts suggest that more than one hundred additional battery manufacturing facilities may need to be constructed globally by 2030. While mining currently represents the primary source of battery materials, recycling is expected to become an increasingly important secondary supply source. Although recycled materials are expected to represent a relatively small portion of battery inputs prior to 2030, recycling volumes are expected to increase significantly in the following decade as larger quantities of manufacturing scrap and end-of-life batteries become available for processing.

Figure 2: Global annually installed BESS capacity

Annual installed capacity for battery energy storage systems is projected to increase by about 50 percent per year from 2022 through 2030.

Global annually installed battery energy storage system (BESS) capacity,[1] gigawatt-hour
700
600
500
400
300
200
100
0
+50%
per annum
Sustainable transformation
Continued momentum
Slow transition
2020
Historical
2025
Projections
2030

[1]Including front-of-the-meter and behind-the-meter BESS use cases; excluding lead-acid. Pre-2024 values from the IEA's *Batteries and Secure Energy Transitions* report (2024); modeled values are from 2024 onwards. Hypothesis based on industry-wide surveys, benchmarking, and EU net-zero outputs, and on the assumption that carbon pricing will be a key policy instrument to decarbonize sectors. The base scenario ("slow transition") assumes an average increase of 2.7°C above preindustrial levels. The moderate scenario ("continued momentum") implies an average temperature increase of 2.2°C. The accelerated scenario ("sustainable transformation") assumes an average increase of 1.8°C. Implied temperature increases start with a base year of 2019, consistent with the IEA WEO 2019 Current Policies Scenario and the IPCC RCP8.5 pathway.
Source: IEA; McKinsey Energy Solutions' *Global Energy Perspective 2025*; McKinsey Energy Storage Insights

McKinsey & Company

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

Lithium-ion battery recycling is the method of taking EV batteries and splitting it into its components, ultimately into the original raw materials (lithium, nickel, cobalt, etc.) that can be reused in new batteries. While making lithium-ion batteries for EVs it is important to address climate change, the batteries themselves are harmful to the environment if left in landfills or burned. Currently, only a small fraction of lithium-ion batteries are recycled and that must get close to 100% both to avoid environmental issues and to recapture the critical minerals in those spent batteries to feed the massive demand growth curve.  Battery recycling helps address this problem, but current pyro-based battery recycling technology (smelting) also creates harmful emissions, potentially creating new climate problems faster than they are being solved. There are alternative hydro-based technologies available and rely on older methodologies that are known to create significant waste streams, potentially with more waste than product recovered, which have their own negative environmental and economic impacts.

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

Aqua Metals is applying its water-based recycling technology to develop cleaner and more cost-efficient recycling solutions for lithium-ion (“Li”) batteries. Our patented AquaRefining process is a hydrometallurgical and electrochemical technology designed to recover valuable metals and materials from spent batteries using a low-emissions, closed-loop system powered by electricity rather than furnaces and chemical-intensive processes. We believe AquaRefining can produce high-purity recovered materials with lower emissions and reduced waste compared to conventional recycling methods.

We are focused on advancing this technology for lithium-ion battery recycling, with the goal of recovering lithium hydroxide or lithium carbonate, copper, nickel, cobalt, and other compounds in forms that can be sold into battery supply chains or broader commodities markets. We believe the market for lithium-ion battery recycling will continue to grow significantly as demand increases for battery materials used in electric vehicles, data centers, and stationary energy storage, while recycling infrastructure remains underdeveloped relative to future needs.

Our strategy is to commercialize Li AquaRefining through the development and operation of recycling facilities, as well as through potential licensing, joint ventures, and strategic partnerships. Since 2023, we have operated our Li AquaRefining pilot plant at our Innovation Center, where we have demonstrated recovery of key battery minerals and continue to advance product quality, process performance, and commercial readiness.

As our lithium-ion recycling platform matures, we are also evaluating different commercialization pathways and geographic markets, recognizing that battery recycling is influenced by regional differences in regulation, infrastructure, transportation, and energy costs. We believe this flexible approach will support broader deployment of our technology over time.

Proposed Acquisition of Lion Energy, LLC

On February 6, 2026, the Company entered into a non-binding term sheet with Lion Energy, LLC (“Lion Energy”) contemplating the acquisition of all of the outstanding equity interests of Lion Energy, subject to the negotiation and execution of definitive agreements and the satisfaction of customary closing conditions. Under the terms of the contemplated transaction, consideration would consist of a combination of the Company’s common stock and contingent common stock earn-out consideration based on post-closing revenue and EBITDA performance. The proposed transaction remains subject to, among other things, completion of due diligence, execution of definitive agreements, required regulatory and stockholder approvals, and other customary closing conditions. There can be no assurance that a definitive agreement will be executed or that the transaction will be completed. The acquisition aims to expand the Company’s participation in energy storage systems, energy management software, and battery cell production through a equity stake in American Battery Factory upon closing. For additional information, see Note 19 — Subsequent events to the consolidated financial statements included in this report.

Certain outstanding warrants of the Company contain provisions that may provide holders with adjustment rights in connection with certain corporate transactions. The Company is evaluating whether the proposed acquisition of Lion Energy, LLC would have any impact under the terms of the applicable warrant agreements.

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

The competitive advantages of the Aqua Metals project include:

●	Replaces furnaces and heavy chemical use with 100% electricity-powered and closed-loop recycling, creating fundamentally non polluting, cost-efficient solution that generates minimal waste
●	AquaRefining recovers all valuable materials, including Lithium Hydroxide, Lithium Carbonate, and Manganese Dioxide, which are not recovered by competing methods
●	Recovers the high-value metals lost in smelting (like lithium and manganese), and produces high purity products
●	Only Li-ion recycling method with pathway to net-zero operations
●	Strong IP protection: 4 US patents; 24 US and global patents pending for recycling various battery chemistries, including lithium ion and lead acid
●	Only electro-hydrometallurgy recycler in North America
●	Safer work environment, less hazardous materials, eliminates constant trainloads of chemicals
●	Massive and growing global addressable market
●	Greenfield opportunity for partnerships and strategic alliances

Intellectual Property Rights

We regard the protection of our technologies and intellectual property rights as an important element of our business operations and crucial to our success. We endeavor to generate and protect our intellectual property assets through a series of patents, trademarks, internal and external policy and procedures and contractual provisions.

Patent Portfolio

Currently, we have secured 4 US patents, and 1 international patent for recycling various battery chemistries, including lithium ion and lead acid batteries. In addition to the US patents, we have one international patent  in South Africa. We also have 24 US and foreign patent applications pending with patent applications pending in 15 additional non-US jurisdictions, across five distinct patent applications relating to certain elements of the technology underlying our AquaRefining process and related apparatus and chemical formulations. The claims of the granted patents substantially address the same subject matter and are drawn to various aspects of processing lead or lithium materials using an aqua refining process. Differences in the claim number and scope are due to local rules and practice as well as the target metal.

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

As our business is currently focused on operations within the United States, we are primarily subject to U.S. environmental, health and safety laws, including permitting and compliance requirements. However, to the extent we pursue potential future opportunities outside of the United States, our operations or licensed activities could become subject to the environmental, health and safety laws of other countries, including requirements related to the transportation of hazardous materials. Environmental regulatory and enforcement frameworks in certain international markets may be subject to change or less predictable than those in the United States. While we do not currently operate outside the United States, any future expansion into international markets could result in additional compliance costs, and failure to comply with such requirements could adversely affect our business. At this time, it is not possible to reasonably estimate such potential costs or impacts.

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

Risks Relating to Our Business and Operations

We have a limited operating history and limited revenue producing operations and are currently focusing on developing our lithium battery recycling. Therefore, it is difficult for potential investors to evaluate our business. We formed our corporation in June 2014. From inception through December 31, 2025, we generated a total of $11.7 million of revenue, all of which was derived primarily from the sale of lead compounds and plastics and, to a lesser extent, the sale of lead bullion and AquaRefined lead, and all but approximately $310,000 of which was derived prior to January 1, 2020 at our former LAB recycling facility. Since 2022, our business has been focused on the research and development of the application of our AquaRefining technology to the recycling of lithium-ion batteries. Our current focus is locating, building, and operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. While we intend to continue to pursue our licensing business model, the development of our lithium-ion battery recycling facility represents a significant focus in our business strategy and course of operations and will require our receipt of a significant amount of additional capital, of which there can be no assurance.  Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations and we are, for all practical purposes, an early-stage company subject to all the risks inherent in the initial organization, financing, expenditures, complications, and delays in a new business, including, without limitation:

•

our ability to successfully apply, and realize the expected benefits of applying, our AquaRefining technology to the plating of high value metals found in lithium-ion batteries, including cobalt, and nickel;

•

the timing and success of our plan of commercialization and the fact that we have not entered into a commercial license for our AquaRefining technology or developed our own commercial scale lithium-ion recycling facility;

•	our ability to obtain the capital necessary to build out our proposed lithium-ion recycling facility and, subject to our receipt of the required capital, our ability to successfully build out the facility;
•	our ability to demonstrate that our AquaRefining technology can recycle either LABs or lithium-ion batteries on a commercial scale; and
•	our ability to license our AquaRefining process and sell our AquaRefining equipment to recyclers of LABs and lithium-ion batteries.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2025, we had total cash of $10,810,000 and working capital of $8,977,000. In addition to the capital we will require to develop our own commercial scale lithium-ion recycling facility, we believe that as of the date of this report we will require additional capital to fund our current level of ongoing costs over the next 12 months. We intend to acquire the necessary capital though debt financing or through the sale of equity. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

The report of our independent registered public accounting firm for the year ended December 31, 2025 states that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We have entered into a non-binding letter of intent to acquire Lion Energy, LLC, however there can be no assurance we will be able to consummate the acquisition or that, if consummated, the acquisition will positively impact stockholder value. On February 6, 2026, we entered into a term sheet with Lion Energy, LLC, a Utah limited liability company, as amended on February 10, 2026, pursuant to which we intend to acquire Lion Energy, subject to the negotiation and execution of a definitive acquisition agreement and the satisfaction of specified conditions. Under the Term Sheet, the total consideration payable at closing would not exceed $94.9 million and is contemplated to consist of (i) $4.1 million of cash and other consideration representing the Company’s prior investment in Lion Energy, (ii) approximately $25.8 million of Aqua Metals common stock and, if applicable, preferred stock subject to negotiated ownership caps, and (iii) up to $65 million of contingent earn-out consideration based on Lion Energy’s revenue and EBITDA over a 12-month performance period following closing. The term sheet is non-binding and the acquisition is subject to the parties negotiation and execution of a mutually agreeable definitive agreement. In addition, the acquisition is subject to a number of conditions, many of which are outside of our control, including, among other conditions (i) receipt of a fairness opinion satisfactory to our board of directors; (ii) completion of quality of earnings and market/commercial diligence with no material adverse finding; (iii) Lion Energy’s closing of a fully executed and funded asset-based lending facility of not less than $25 million simultaneously with the closing; (iv) execution of a supply and offtake agreement between us and American Battery Factory Inc.; (v) Nasdaq approval of our listing of the shares to be issued to the members of Lion Energy; and (vi) receipt of stockholder approval. There can be no assurance that a definitive acquisition agreement will be executed or that the proposed transaction will be consummated.

Assuming that we are able enter into a definitive agreement and consummate the transaction, there can be no assurance that we and our stockholders will realize the expected benefits of the acquisition due to, among other matters:

•

We will issue $25.8 million of our common stock to the members of Lion Energy at the closing and up to $65 million of our common stock in earn-out consideration on the 12-month anniversary of the closing. In addition, we have previously funded $4.1 million of cash and other consideration representing our investment in Lion Energy. These stock issuances will be highly dilutive to our pre-closing stockholders. While we believe that the acquisition of Lion Energy will build stockholder value, there can be no assurance that such stock issuances will be accretive in value to our pre-closing stockholders;

•

While our chief executive officer has prior experience in the management of a battery system manufacturer and we intend that the current management of Lion Energy remain in place in the operation of the acquired operations, we have no prior experience in the management of a battery system developer or manufacturer nor do we have any prior experience in acquiring, integrating and operating a business the size of Lion Energy. There can be no assurance that if we are able to consummate the acquisition that we will be able to successfully integrate and operate the business of Lion Energy.

For the above reasons, there can be no assurance that a definitive acquisition agreement will be executed or the proposed transaction will be consummated or, if consummated, that we and our stockholders will realize the expected benefits of the acquisition.

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

Our business is dependent upon our successful implementation of innovative technologies and processes and there can be no assurance that we will be able to implement such technologies and processes in a manner that supports the successful commercial roll-out of our business model. While much of the technology and processes involved in battery recycling operations are widely used and proven, our AquaRefining process is largely innovative and, to date, has been demonstrated on a modest scale of operations. While we have shown that our proprietary technology can produce AquaRefined metals from batteries on a small scale, we have not processed recycled batteries on a commercial scale. We intend to develop a commercial scale  lithium-ion battery recycling facility subject to our receipt of the additional required capital. However, there can be no assurance that we will be able to development of the recycling facility or, if we are able to do so, that we will be able to successfully process lithium-ion batteries on a commercial scale.

Our business model is new and has not been proven by us or anyone else. We are engaged in the business of producing recycled metals from LABs and high value metals from lithium-ion batteries through an innovative, and proven on a modest scale, technology. While the production of recycled batteries is an established business, to date virtually all recycled metals have been produced by way of traditional smelting processes. To our knowledge, no one has successfully produced recycled batteries in commercial quantities other than by way of smelting. In addition, neither we nor anyone else has ever successfully built a production line that commercially recycles batteries without smelting. Further, there can be no assurance that we will be able to produce AquaRefined metals from batteries in commercial quantities at a cost of production that will provide us with an adequate profit margin. The uniqueness of our AquaRefining process presents potential risks associated with the development of a business model that is untried and unproven.

We have performed the research and development of the application of our AquaRefining technology to the recycling and recovery of lithium-ion batteries, however there can be no assurance that our efforts will be successful. In September 2021, we announced the establishment of our Innovation Center, in McCarran, Nevada, focused on applying our AquaRefining technology to lithium-ion battery recycling research and development and prototype system activities. In 2021, we filed a provisional patent for recovering high-value metals from recycled lithium-ion batteries to complement the patents for AquaRefining. Between 2022 and 2025, we successfully recovered all valuable materials from spent lithium batteries at production scale using our AquaRefining technology: lithium hydroxide, copper, nickel, cobalt, and manganese dioxide. We also operated our pilot plant throughout 2024 and 2025. We are continuing our efforts to improve our Li AquaRefining process; however, there can be no assurance that our efforts will be successful or that we will be able to conduct the recycling and recovery of the high value metals from lithium-ion batteries on a commercial scale.

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

Our intellectual property rights may not be adequate to protect our business. As of the date of this report, we have 4 issued US patents, and 1 international patent related to our AquaRefining process.

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

Risks Relating to Geopolitical, Macroeconomic and Industry Factors

Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations. Our business could be adversely affected by conditions in the U.S. and global economies. Global economic uncertainty, inflation, changes in interest rates, supply chain disruptions, and fluctuations in foreign exchange rates can adversely affect our financial condition and results of operations. In particular, we believe that the market price of battery metal is relatively volatile and reacts to general global economic conditions.  Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for recyclable batteries and decreasing the price of battery metals in times of economic downturn and increasing the price of used batteries in times of increasing demand of recyclable batteries.

Additionally, geopolitical tensions, armed conflicts in Ukraine and the Middle East, trade restrictions, tariffs, and regulatory changes in key markets where we operate could impact our ability to source materials, manufacture products, or expand into new markets. Armed conflicts, economic sanctions, and political instability in various regions may disrupt our supply chains, increase costs, and limit growth opportunities. Furthermore, shifts in industry trends, technological advancements, and competitive pressures could require us to adapt our business model or invest significant resources to remain competitive. If we are unable to effectively manage these external risks, our financial performance and strategic objectives could be materially affected.

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

Risks Related to Owning Our Common Stock

The market price of our shares may be subject to fluctuation and volatility. You could lose all or part of your investment. The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since January 1, 2025, the reported high and low sales prices of our common stock have ranged from $3.46 to $29.62 through March 24, 2026. The market price of our shares on the NASDAQ Capital Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

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

Our executive offices are presently located in 4,183 square feet of class A office space in Reno, Nevada. We lease this facility at a lease rate of approximately $13,000 per month. On December 9, 2025, we extended the operating lease for our headquarters at 5370 Kietzke Lane, Reno, NV. The lease term expires April 1, 2027.

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

Holders of Record

As of March 24, 2026, there were five holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings, if any, to finance the operation and expansion of our business.

Equity Compensation Plan Information

We have adopted the Aqua Metals, Inc. 2014 Stock Incentive Plan (the "2014 Plan"), providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants. This 2014 Plan expired in September 2024; however, any awards granted under Plan and outstanding as of the expiration remain outstanding and exercisable by their terms.

In 2019, our board of directors adopted the Aqua Metals, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). Initially, 140,000 shares of common stock were authorized for issuance under the 2019 Plan. On July 22, 2025, 260,000 shares of common stock were authorized and added to the plan, increasing the total number of shares available for issuance under the 2019 Plan to 400,000 shares. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; and performance stock. The 2019 Plan, under which equity incentives may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options under the 2014 and 2019 Plans and warrants, and the number of securities remaining available for future issuance, under the 2019 Plan at December 31, 2025.

Number of
	Number of			Securities
	Securities to be		Weighted-	Remaining
	Issued Upon		Average Exercise	Available for
	Exercise of		Price of	Future Issuance
	Outstanding		Outstanding	Under Equity
	Options, Warrants		Options and	compensation
	and Rights		Warrants	Plans
Equity compensation plans approved by stockholders	247,478	(1)	$—	37,749
Equity compensation plans not approved by stockholders	1,316,180	(2)	$17.69

(1) Includes 235,600 relating to restricted stock units and 11,878 performance stock units under our stock-based compensation plans.

(2) Consists of warrants issued in connection with financing activities.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2025, we issued 177,283 shares of common stock pursuant to the equity-line-of-credit purchase agreement, or ELOC, with Lincoln Park Capital Fund, LLC, for the net proceeds of $903,000. All shares of common stock issued and sold to Lincoln Park were issued pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

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

In February 2023, we acquired a five-acre parcel of land with an existing building at TRIC to begin development of our Li AquaRefining recycling campus. During 2025, we sold this property. The decision was driven by a change in the Company’s priorities and capital allocation plans. We continue to evaluate alternative sites and funding sources to support future commercialization of our Li AquaRefining technology. At the end of 2024, we completed the first multi-week continuous 7 day x 24 hour operation campaign at our pilot facility, demonstrating the ability to deliver exceptional recovery rates and produce battery-grade critical minerals.

In February 2025, the Company announced a phased operational strategy to increase lithium carbonate output by deferring the conversion of nickel and cobalt into metal form to a later phase. Management believes this approach may improve early-stage scaling by simplifying the initial product portfolio to lithium carbonate and MHP, which is expected to reduce initial capital expenditures, increase early production volumes, further de-risk initial operations, and improve near-term revenue and operating margins, supporting improved payback on the remaining capital to be financed.

During the third quarter of 2025, the Company expanded its feedstock diversification strategy to include the evaluation of polymetallic deep-sea nodules using its AquaRefining technology. In September 2025, the Company entered into an MOU with Impossible Metals Inc. to explore collaboration on a domestic, environmentally responsible supply chain for critical minerals recovered from deep-sea nodules and processed using AquaRefining. In November 2025, the Company entered into an MOU with MOBY Robotics Inc. to evaluate robotic harvesting and precision sorting of nodules and to conduct bench-scale AquaRefining testing of nodule-derived materials. These initiatives are exploratory and are intended to assess the technical, regulatory, environmental, and economic feasibility of applying the Company’s water-based recycling and refining process to nodule-derived feedstocks. No commercial-scale operations have commenced, and there can be no assurance these efforts will result in a viable commercial pathway or future revenues.

During the year ended December 31, 2025, we issued 836,219 shares of common stock pursuant to an at the market issuance sales agreement ("ATM") for net proceeds of $5,931,000, and 177,283 shares of common stock pursuant to the equity-line-of-credit purchase agreement, or ELOC for the net proceeds of $903,000. On October 16, 2025, we closed a registered direct offering of 205,213 shares of common stock at an offering price of $11.34 per share and 928,581 pre-funded warrants at an offering price of $11.339 per pre-funded warrant. In a concurrent private placement, we also sold 1,133,794 common stock purchase warrants at an offering price of $0.125 per warrant, with each warrant exercisable over a five year period for one share of common stock at an exercise price of $11.34 per share. After the deduction of the placement and legal fees payable by us, the aggregate net proceeds from the registered direct offering and warrant placement were approximately $11,939,000.

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

Our current focus is site selection, building, and operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces. We are also pursuing potential partnership and/or joint ventures agreements and licensing agreements, particularly as our Li AquaRefining continues to develop and improve. We believe that Aqua Metals is in a position to become one of the few critical minerals recovery players for which our environmental and economic value proposition should generate both great commercial wins and potentially government grants to accelerate our credibility and progress. In parallel, on February 6, 2026, the Company entered into a non-binding term sheet contemplating the acquisition of Lion Energy, LLC, which, if completed, is intended to expand the Company’s participation in energy storage systems and energy management software. See Note 19 — Subsequent events for additional information regarding the proposed transaction.

Effective November 5, 2024, the Company effected a one-for-20 reverse stock split of its issued and outstanding common shares. Subsequently, on August 4, 2025, the Company effected a one-for-10 reverse stock split of its issued and outstanding common shares. All share and share price information set forth in this report has been adjusted retrospectively to reflect these reverse stock splits.

Results of Operations for the Fiscal Year Ended December 31, 2025 Compared to the Fiscal Year Ended December 31, 2024

We did not engage in commercial operations in 2025 and 2024. Our operations have been devoted to developing and improving our Li AquaRefining battery recycling technology. The following table summarizes results of operations with respect to the items set forth below for the twelve months ended December 31, 2025 and 2024 together with the percentage change from the twelve months ended December 31, 2024 for those items (in thousands).

	Year ended December 31,
			Favorable	%
	2025	2024	(Unfavorable)	Change

Plant operations	$2,407	$7,213	$4,806	67%
Research and development cost	1,325	1,587	262	17%
Impairment and loss on disposal of property, plant and equipment	9,114	3,080	(6,034)	(196)%
General and administrative expense	10,485	11,967	1,482	12%
Total operating expense	$23,331	$23,847	$516	2%

We did not generate revenue during the years ended December 31, 2025 and December 31, 2024. Plant activity during 2025 and 2024 consisted of testing our lithium-ion battery recycling technology, developing the prototype system activities, and quickly advancing from the planning and validation phases to execution and operation of our pilot facility.

Plant operations includes supplies and related costs, salaries and benefits, consulting and outside services costs, depreciation and amortization costs, insurance, travel and overhead costs. Plant operations decreased approximately $4,806,000 or 67% for the twelve months ended December 31, 2025, as compared to the twelve months ended December 31, 2024. This decrease was primarily driven by a decrease of $2,759,000 in payroll and related fees, resulting from workforce reductions implemented in August 2024 and continued reductions during the first quarter of 2025. Additionally, professional fees decreased by approximately $720,000 and supplies, materials, inventory adjustments and other overhead expenses decreased by $1,327,000.

Research and development cost includes expenditures related to the improvement of the AquaRefining technology and the development of our lithium-ion battery recycling process. During the twelve months ended December 31, 2025, research and development costs decreased approximately $262,000 or 17% from the comparable period in 2024. Research and development is a key part of our business strategy and includes our focus on improving the Company's proprietary technology for LAB recycling and advancing our research related to the application of AquaRefining to recycling lithium-ion batteries. The decrease was driven by a reduction in payroll and payroll related fees of approximately $158,000 as well as a reduction in supplies, materials, and other overhead expenses of approximately $104,000.

For the year ended December 31, 2025, we recognized a non-cash impairment and loss on disposal of property, plant and equipment of $9,114,000, in connection with the sale of the facility located at TRIC and related equipment. For the year ended December 31, 2024, we recognized a non-cash impairment charge of $2,640,000 for impairment on equipment deposits due to the change in our recycling strategy by prioritizing mixed hydroxide precipitate, to accelerate commercialization and reduce remaining capital requirements to complete Phase One build-out of our recycling campus at TRIC and a loss on disposal of property, plant and equipment of approximately $440,000.

General and administrative expense decreased approximately $1,482,000, or 12%, for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024. The decrease in general and administrative expenses for the twelve months ended December 31, 2025 was primarily driven by a reduction in payroll and related expenses of approximately $337,000 due to workforce reductions, a $27,000 decrease in director fees, a $1,221,000 decrease in professional fees offset by an increase of $103,000 in other overhead expenses.

The following table summarizes our other income and interest expense for the years ended December 31, 2025 and December 31, 2024 together with the percentage change in those items (in thousands).

	Year ended December 31,
			Favorable	%
	2025	2024	(Unfavorable)	Change

Interest expense	$(667)	$(574)	$(93)	16%
Interest and other income	913	376	537	143%
Loss on extinguishment of debt	(825)	—	(825)	N/A
Change in fair value of warrant liability	1,266	(507)	1,773	(350)%
Total other income (expense), net	$687	$(705)	$1,392	(197)%

On May 5, 2025, the Company repaid its $1,500,000 bridge loan prior to the December 31, 2025 maturity. As part of the agreement, the Company was required to pay a guaranteed interest amount of $300,000 regardless of early repayment. For the year ended December 31, 2025, the Company recognized $435,000 in interest expense (including amortization of issuance costs), and recorded a $825,000 loss on extinguishment of debt related to the write-off of unamortized financing costs and the remaining unaccrued portion of the guaranteed interest. We recognized total interest expense of $667,000 for the year ended December 31, 2025 and $574,000 for the year ended December 31, 2024. The increase was partially due to interest and related charges associated with the bridge loan during 2025, including the guaranteed interest feature and amortization of issuance costs.

For the years ended December 31, 2025 and December 31, 2024, we recorded approximately $913,000 and $376,000 in interest and other income, respectively, representing an increase of $537,000 or 143%. The increase was primarily driven by the approval of a payroll tax employee retention credit during the first six months of the 2025 and higher interest income on bank deposits following the October 2025 capital raise.

For the year ended December 31, 2025, the Company recognized income of $1,266,000 related to the change in fair value of warrant liability. For the year ended December 31, 2024, the Company recognized an expense of $507,000 related to the change in fair value of warrant liability, which was primarily due to the remeasurement of the warrants issued in December 2024. The fair value of the warrant liability is determined using valuation techniques that incorporate significant unobservable inputs and assumptions, as further described in Note 11 - Warrant liability to the consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2025, we had total assets of $19,706,000 and working capital of $8,977,000.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Year ended December 31,
	2025	2024
Net cash used in operating activities	$(10,253)	$(13,632)
Net cash provided by (used in) investing activities	$2,898	$(11,636)
Net cash provided by financing activities	$14,086	$12,825

Net cash used in operating activities

Net cash used in operating activities for the years ended December 31, 2025 and December 31, 2024 was approximately $10,253,000 and $13,632,000, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, and stock-based compensation charges as well as net changes in working capital. During the year ended December 31, 2025, we recognized approximately $9,114,000 of impairment and loss on disposal of property, plant and equipment in connection with the sale of the facility located at TRIC and related equipment. These losses were partially offset by $1,266,000 of income from the change in fair value of the warrant liability. During the year ended December 31, 2024, we recognized approximately $2,640,000 expense for impairment on equipment deposits due to the change in our recycling strategy by prioritizing mixed hydroxide precipitate, to accelerate commercialization and reduce remaining capital requirements to complete Phase One build-out of our recycling campus at TRIC and a loss on disposal of property, plant and equipment of approximately $440,000.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the year ended December 31, 2025 was approximately $2,898,000 and consisted mainly of $4,382,000 cash received from the sale of the building and equipment, $1,141,000 from refunded equipment deposits, and $100,000 received from the note receivable with LINICO. These inflows were offset by cash utilized towards equipment deposits of $231,000, purchases of equipment of $425,000, and $2,069,000 of payments made in connection with the note receivable with Lion Energy, LLC. Net cash used in investing activities for the year ended December 31, 2024 was $11,636,000 consisted mainly of cash utilized towards equipment deposits of $4,237,000 and purchases of fixed assets related to the build out of our commercial facility of $7,921,000, offset by $500,000 of cash received related to our note receivable and $22,000 cash received from the sale of equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2025 consisted mainly of $5,931,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, $903,000 of net proceeds from the sale of Aqua Metals shares pursuant to the equity-line-of-credit purchase agreement, or ELOC, with Lincoln Park Capital Fund, LLC, and $11,940,000 in net proceeds from our October 2025 registered direct offering and exercise of pre-funded warrants, offset by $147,000 related to tax withholdings to cover RSU vesting, and $4,500,000 principal payments on notes payable. Net cash provided by financing activities for the year ended December 31, 2024 consisted of $5,014,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, $1,500,000 in net proceeds from the loan agreement entered into on December 18, 2024, and $7,306,000 in net proceeds from our May 2024 public offering, offset by $552,000 related to tax withholdings to cover RSU vesting and $424,000 related to debt issuance costs.

As of December 31, 2025, we had total cash of $ 10,810,000 and working capital of $ 8,977,000. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs over the next twelve months and move forward with our current business strategy. There can be no assurance that we will be able to acquire the necessary funding on commercially reasonable terms or at all. We intend to seek funds through the sale of equity or debt financing. Funding that includes the sale of our equity may be dilutive. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

We periodically evaluate our property, plant and equipment assets for indications that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2025, the Company recognized an impairment and loss on disposal of property, plant and equipment of approximately $9,114,000 related to the sale of the facility located at TRIC that was under construction and intended for the Company’s Li AquaRefining recycling campus. The Company retained certain lithium-ion battery recycling commercial equipment for use in a future recycling campus development. At December 31, 2024, the Company recognized a $440,000 loss on disposal of property, plant and equipment and an impairment charge of approximately $2,640,000 related to equipment deposits. The charges resulted from a change in the Company's recycling strategy to prioritize mixed hydroxide precipitate, to accelerate commercialization and reduce remaining capital requirements to complete Phase One build-out of our recycling campus at TRIC.

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

Liability classified warrants are initially recorded at fair value and remeasured at each reporting date, with changes in fair value recognized in earnings. As of December 31, 2025, the Company had outstanding warrants classified as liabilities. These instruments are valued using the Monte-Carlo option pricing model utilizing several key assumptions, including share price volatility, the risk-free rate of return, the expected dividend yield and other warrant design features

Stock-based compensation

We recognize compensation expense for stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” For employee restricted stock units, we calculate the fair value of the award using the closing price of the common stock on date of grant date.

For restricted stock unit awards with market conditions the fair value of the award is calculated on the date of grant using a Monte Carlo simulation model utilizing several key assumptions, including share price volatility, the risk-free rate of return, the expected dividend yield and other award design features.

For restricted stock unit awards with performance conditions, consisting of our supplemental retention awards granted on October 3, 2024, compensation cost is recognized in the period in which it becomes probable that the performance target will be achieved and represents the compensation cost attributable to the period for which the service or goods already have been provided. These awards are based on a fixed dollar amount settled in a variable number of shares and as a result are liability classified. The fair value of these awards is based on the fixed dollar amount dictated in the award agreements. As the Company has considered the performance conditions are not probable to be met as of December 31, 2024, no compensation cost has been recorded in the consolidated financial statements. During the first quarter of 2025, once it became probable that performance conditions would be met, the shares granted became fixed and subject to an additional six-month service condition. Accordingly, compensation cost was recognized over the remaining requisite service period.

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

Material cash requirements

As of December 31, 2025, we and our subsidiaries had no outstanding indebtedness. As of December 31, 2025, our total minimum future lease payments were $347,000, due in the succeeding 12 months. For details regarding the Company’s lease obligations and historical indebtedness, refer to Note 9 - Leases, and Note 10 - Notes payable, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations and Commitments

Operating lease obligations

We currently have two operating leases for real estate. We lease our Reno and McCarran, Nevada spaces under non-cancelable operating leases. We elected to exercise our second extension option provided for in the Reno, Nevada lease agreement, which extended the current term of the lease to April 1, 2027. The initial lease term for our mixed office and warehouse space in McCarran, Nevada expired on December 31, 2021. We elected to exercise our second extension option provided for in the McCarran, Nevada lease agreement, which extended the current term of the lease to December 31, 2027.

Finance lease obligation

We currently maintain one finance lease for equipment. On April 1, 2024 the Company entered into a finance lease for laboratory equipment which expires in 2029.

Notes payable

Aqua Metals Reno, Inc. entered into a $3,000,000 loan agreement with Summit Investment Services, LLC, a Nevada limited liability company (the “Lender”) on February 1, 2023 and due on April 27, 2025. On December 18, 2024, Aqua Metals, Inc. entered into a Securities Purchase Agreement with eight accredited investors in connection with a private placement of secured promissory notes (“Notes”) in the aggregate principal amount of $1,500,000 and common stock purchase warrants (“Warrants) to purchase 75,000 shares of the Company’s common stock. During 2025, both the Summit Investment Services, LLC loan and the secured promissory notes were repaid in full. See Note 10 - Notes payable in the accompanying notes to the consolidated financial statements for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aqua Metals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aqua Metals, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Equity-Classified Warrants

As described in Note 11 and Note 12, the Company issued (1) pre-funded warrants to purchase 928,581 shares and (2) warrants to purchase 1,133,794 shares of the Company's common stock in connection with the Company’s October 2025 public offering of common stock. The Company evaluated whether the warrants were in the scope of ASC Topic 480 Distinguishing Liabilities from Equity, which discusses the accounting for instruments with characteristics of both liabilities and equity. The application of the requirements in ASC Topic 480, and the resulting classification conclusion, is dependent on whether certain criteria are met. Based on its analysis, the Company concluded that the 928,581 pre-funded warrants and 1,133,794 warrants issued in October 2025 did not meet any of the criteria to be subject to liability classification and are therefore classified as equity.

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

New York, New York

March 31, 2026

AQUA METALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$10,810	$4,079
Note receivable - LINICO	—	100
Note receivable - LION ENERGY	2,069	—
Inventory	244	251
Prepaid expenses and other current assets	282	214
Total current assets	13,405	4,644

Non-current assets
Property, plant and equipment, net	5,763	16,473
Intellectual property, net	76	146
Other assets	462	5,102
Total non-current assets	6,301	21,721

Total assets	$19,706	$26,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$547	$1,227
Accrued expenses	3,570	3,130
Lease liability, current portion	311	289
Notes payable related-party, current portion	—	306
Notes payable, current portion	—	3,230
Total current liabilities	4,428	8,182

Lease liability, non-current portion	281	446
Warrant liability	227	1,493
Total liabilities	4,936	10,121

Commitments and contingencies (see Note 14)

Stockholders’ equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 3,004,898 and 2,999,592, shares issued and outstanding as of December 31, 2025, respectively and 776,026 and 773,084 shares issued and outstanding as of December 31, 2024	3	1
Additional paid-in capital	285,212	264,205
Accumulated deficit	(270,416)	(247,770)
Treasury stock, at cost; common shares: 5,306 and 2,942 as of December 31, 2025 and December 31, 2024, respectively	(29)	(192)
Total stockholders’ equity	14,770	16,244

Total liabilities and stockholders’ equity	$19,706	$26,365

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024
Operating cost and expense
Plant operations	$2,407	$7,213
Research and development cost	1,325	1,587
Impairment and loss on disposal of property, plant and equipment	9,114	3,080
General and administrative expense	10,485	11,967
Total operating expense	23,331	23,847

Loss from operations	(23,331)	(23,847)

Other income and expense
Interest expense	(667)	(574)
Interest and other income	913	376
Loss on extinguishment of debt	(825)	—
Change in fair value of warrant liability	1,266	(507)

Total other income (expense), net	687	(705)

Loss before income tax expense	(22,644)	(24,552)

Income tax expense	(2)	(3)

Net loss	$(22,646)	$(24,555)

Weighted average shares outstanding, basic and diluted	1,494,502	641,960

Basic and diluted net loss per share	$(15.15)	$(38.25)

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity (Deficit)

Balances, December 31, 2023	539,401	$1	$249,794	$(223,215)	2,143	$(516)	26,064

Stock-based compensation	—	—	2,726	—	—	—	2,726
RSUs issued for consulting services	2,011	—	150	—	—	—	150
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	9,585	—	(875)	—	799	324	(551)
Common stock issued for public offering, net of $744 transaction costs	100,625	—	7,306	—	—	—	7,306
Common stock issued for employee stock purchase plan sales	1,064	—	54	—	—	—	54
Common stock issued for ATM share sales, net of $179 transaction costs	119,503	—	5,014	—	—	—	5,014
Common stock issued for director fees	942	—	37	—	—	—	37
Common stock cancelled for cash in lieu of fractional shares reverse split	(47)	—	(1)	—	—	—	(1)
Net loss	—	—	—	(24,555)	—	—	(24,555)

Balances, December 31, 2024	773,084	$1	$264,205	$(247,770)	2,942	$(192)	$16,244

Stock-based compensation	—	—	2,285	—	—	—	2,285
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	56,956	—	(309)	—	2,364	163	(146)
Common stock issued for public offering, net of $1,060 transaction costs	205,213	—	11,939	—	—	—	11,939
Common stock issued for exercise of pre-funded warrants	928,581	1	—	—	—	—	1
Common stock issued for ATM share sales, net of $177 transaction costs	836,219	1	5,930	—	—	—	5,931
Common stock issued for ELOC share sales, net of $28 transaction costs	177,283	—	903				903
Common stock issued for broker fees	22,717	—	261	—	—	—	261
Common stock cancelled for cash in lieu of fractional shares reverse split	(461)	—	(2)	—	—	—	(2)
Net loss	—	—	—	(22,646)	—	—	(22,646)

Balances, December 31, 2025	2,999,592	$3	$285,212	$(270,416)	5,306	$(29)	$14,770

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,646)	$(24,555)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	1,062	1,139
Amortization of intellectual property	70	135
Fair value of common stock issued for consulting services	261	150
Fair value of common stock issued for director fees	—	37
Stock-based compensation	2,275	2,737
Change in fair value of warrant liability	(1,266)	507
Amortization of deferred financing costs	336	73
Loss on extinguishment of debt	639	—
Impairment and loss on disposal of property, plant and equipment	9,114	3,080
Inventory NRV adjustment	—	283
Write off of debt issuance costs	—	563
Accrued interest expense	—	10
Changes in operating assets and liabilities
Accounts receivable	—	67
Inventory	7	396
Prepaid expenses and other current assets	(68)	(33)
Accounts payable	(261)	(21)
Accrued expenses	440	1,930
Other assets and liabilities	(216)	(130)
Net cash used in operating activities	(10,253)	(13,632)
Cash flows from investing activities:
Purchases of property, plant and equipment	(425)	(7,921)
Proceeds from sale of equipment	4,382	22
Proceeds from note receivable - LINICO	100	500
Proceeds from refund of equipment deposit	1,141	—
Payments for note receivable - LION ENERGY	(2,069)	—
Equipment deposits	(231)	(4,237)
Net cash provided by (used in) investing activities	2,898	(11,636)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of transaction costs	11,939	7,306
Proceeds from issuance of common stock for exercise of pre-funded warrants	1	—
Proceeds from employee stock purchase plan	—	54
Payments on note payable	(4,500)	—
Principal payments on finance leases	(39)	(72)
Proceeds from note payable related-party, net	—	1,500
Cash paid for tax withholdings on RSUs vesting	(147)	(552)
Cash paid for reverse split fractional shares	(2)	(1)
Debt issuance costs	—	(424)
Proceeds from ELOC, net	903	—
Proceeds from ATM, net	5,931	5,014
Net cash provided by financing activities	14,086	12,825
Net increase (decrease) in cash and cash equivalents	6,731	(12,443)
Cash and cash equivalents at beginning of period	4,079	16,522
Cash and cash equivalents at end of period	$10,810	$4,079

AQUA METALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(Continued)

	Year ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$528	$333
Cash paid for income taxes	$2	$3

Supplemental disclosure of non-cash transactions
Acquisitions of property, plant and equipment included in accounts payable	$65	$485
Acquisitions of property, plant and equipment paid by prior-period deposits	$1,668	$—

The accompanying notes are an integral part of these consolidated financial statements.

AQUA METALS, INC.

Notes to Consolidated Financial Statements

1.	Organization and Operations

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

For the lead market, our focus is on providing equipment and licensing of our lead acid battery recycling technologies in an enabler model which allows us to work with anyone in the industry globally and address the entire marketplace. Our focus for the lithium market includes building and  operating our first-of-a-kind lithium battery recycling facility, utilizing electricity to recycle instead of intensive chemical processes, fossil fuels, or high-temperature furnaces.

Liquidity and Going Concern Assessment

For the years ended December 31, 2025 and 2024, the Company reported a net loss of $22,646,000 and $24,555,000, respectively, and cash used in operations of $10,253,000 and $13,632,000, respectively. As of December 31, 2025, the Company had cash and cash equivalents of approximately $10,810,000, a working capital of approximately $8,977,000 and an accumulated deficit of $270,416,000. The net loss for the twelve months ended December 31, 2025 includes a non-cash impairment and loss on disposal of property, plant, and equipment of $9,114,000 associated with the sale of the TRIC facility. The Company has not generated revenues from commercial operations over the two years ended December 31, 2025 and 2024 and expects to continue incurring losses for the foreseeable future.

On  October 16, 2025, the Company closed a registered direct offering and a concurrent private placement with an institutional investor. After the deduction of the placement and legal fees payable by us, the aggregate net proceeds from the registered direct offering and warrant placement were approximately $11,939,000. Additional information regarding this transaction is disclosed in Note 12 – Stockholders’ equity.

As an additional liquidity source, the Company maintains an At-the-Market (“ATM”) offering program. Under the prior ATM Sales Agreement with The Benchmark Company, LLC (“Benchmark”), the Company was permitted to offer and sell shares of its common stock, par value $0.001 per share, from time to time through Benchmark, acting as sales agent, with an aggregate offering price of up to $30,000,000, later increased to $50,000,000. Sales of common stock, if any, under the ATM program are deemed to be “at-the-market” offerings as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. During the year ended December 31, 2025, the Company sold an aggregate of 836,219 shares of common stock for net proceeds of approximately $5,931,000, after deducting commissions and offering expenses. Further details of the agreement are included in Note 12 – Stockholders’ equity.

In addition to the ATM, the Company also maintains an equity line of credit with Lincoln Park Capital Fund, LLC (“ELOC”) providing for aggregate sales of up to $10,000,000 of common stock. During the twelve months ended  December 31, 2025, the Company had sold approximately $903,000 of common stock under the facility. However, pursuant to the securities purchase agreement entered into in connection with the Company’s October 2025 registered direct offering, the Company is restricted from entering into certain variable rate transactions, which may limit the Company’s ability to utilize the Lincoln Park facility for a period of twelve months following the closing of that transaction. The Company may issue additional shares under the facility in the future, subject to the terms of the agreement and applicable registration requirements. Further details of the agreement and accounting treatment are included in Note 12 – Stockholders’ equity.

Management believes that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Given the Company’s continuing losses and expected cash requirements, additional capital will be necessary to fund ongoing operations. While the Company intends to pursue such funding opportunities, including through the ATM, and other potential financing arrangements, there can be no assurance that these efforts will be successful.

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

Accounts receivable

The Company has traditionally sold its products to large well-established companies and extends credit without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. We determine if any allowance for credit losses using is required considering a combination of factors to reduce receivable balances to the net amount expected to be collected. As of December 31, 2025 and 2024, the Company had no trade accounts receivable balance and has not created an allowance for credit losses.

Note receivable

The Company records notes receivable when it extends credit or financing to third parties. The Company evaluates notes receivable for collectability at each reporting period under the current expected credit loss (CECL) model, in accordance with ASC 326 (Financial Instruments – Credit Losses). If necessary, an allowance for credit losses is recorded to reflect expected losses. As of December 31, 2025, we evaluated the need for an allowance for credit loss, and have determined this note is fully collectible and, therefore, we have not recorded an allowance against the note receivable balance.

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

Property, plant and equipment are stated at cost net of accumulated depreciation. Depreciation on property, plant and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the life of the asset or the remaining term of the lease. We periodically evaluate our property, plant and equipment assets for indications that the carrying amount of an asset may not be recoverable. At December 31, 2025, management reviewed the remaining estimated lives of our long-lived assets and determined that the estimated life of the property, plant and equipment properly reflected the current remaining economic life of the asset.

Intellectual property, net

Intellectual property consists of patent applications contributed to the Company by five founding stockholders and patent applications for technology developed by the Company. The useful life of this intellectual property has been determined to be ten years and the assets are being amortized straight-line over this period. The Company periodically evaluates its intangible and other long-lived assets for indications that the carrying amount of an asset may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determination is made, as well as in subsequent periods. The Company evaluates the need to record impairment during each reporting period. As of December 31, 2025 and 2024, the Company determined that the estimated life of the intellectual property properly reflected the current remaining economic life of the asset.

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

As of December 31, 2025 and 2024, the Company had a Level 3 warrant liability related to freestanding warrants issued in connection with a private placement transaction that is measured at fair value on a recurring basis.

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

	Year Ended December 31,
Excluded potentially dilutive weighted average securities (1):	2025	2024

Unvested restricted stock	137,214	55,469
Financing warrants to purchase common stock	242,290	67,388
Total potential dilutive weighted average securities	379,504	122,857

(1) Securities are presented on a weighted average outstanding calculation as required if the securities were dilutive and adjusted to give effect to the  November 4, 2024 and  August 4, 2025 reverse stock split.

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

Concentration of credit risk

The Company did not have a trade receivable balance as of  December 31, 2025 and  December 31, 2024, respectively. As of December 31, 2025, the Company had a note receivable of approximately $2,069,000 from a single counterparty, Lion Energy, LLC which represents a concentration of credit risk. See Note 6 – Notes Receivable for further information.

Recent accounting pronouncements

Recent accounting pronouncements adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740) which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disclosures regarding income taxes paid. The Company adopted this standard on a retrospective basis effective January 1, 2025. Accordingly, prior period amounts have been recast to conform to the current year presentation. The adoption did not impact the Company’s consolidated financial statements, as the guidance only modifies income tax disclosure requirements. The Company enhanced its income tax disclosures, including additional disaggregation in the rate reconciliation and expanded information regarding income taxes paid.

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

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-12, Codification Improvements. Among other items, the update includes amendments to Topic 260, Earnings Per Share, which clarify the calculation of diluted earnings per share when an entity reports a loss from continuing operations and has contracts that may be settled in cash or stock and are classified as assets or liabilities. Under the amended guidance, entities are required to evaluate whether including potential common shares would have a dilutive effect by considering the combined impact on both the numerator and denominator of the diluted earnings per share calculation. The amendments in ASU 2025-12 are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years, and are required to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and does not expect a material effect on its consolidated financial statements upon adoption.

3.	Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2025	2024

Raw materials	$244	$251
Total inventory	$244	$251

4.	Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

		December 31,
Asset Class	Useful Life (Years)	2025	2024

Operational equipment	3 - 10	$3,456	$3,551
Lab equipment	5	1,031	1,128
Computer equipment	3	107	107
Office furniture and equipment	3	87	87
Leasehold improvements	2.5	80	80
Land	-	—	1,141
Building	39	—	3,131
Equipment under construction		3,990	9,726
		8,751	18,951
Less: accumulated depreciation		(2,988)	(2,478)

Property, plant and equipment, net		$5,763	$16,473

Property, plant and equipment depreciation expense was $815,000 and $902,000 for the years ended December 31, 2025 and December 31, 2024, respectively. Equipment under construction is comprised of our lithium-ion battery recycling commercial equipment along with various components being manufactured or installed by the Company.

In  April 2025, the Company’s Board of Directors approved a plan to sell a facility located at TRIC that was under construction and intended for the Company’s Li AquaRefining recycling campus. The decision was driven by a change in the Company’s priorities and capital allocation plans. The facility included the building structure, the underlying land, and various permanent improvements, and was previously classified as construction-in-progress within property, plant, and equipment on the Company’s consolidated balance sheet as of  December 31, 2024. The sale of the facility was completed in  June 2025 for total net proceeds of approximately $4,064,000. During the year ended December 31, 2025, the Company also sold additional equipment for total net proceeds of approximately $318,000. In connection with these sales, the Company recognized a total impairment and loss on disposal of property, plant, and equipment of $9,114,000.

In 2024, management shifted its strategic focus to prioritizing lithium carbonate production alongside mixed hydroxide precipitate. This decision aimed to reduce capital and operational intensity while enabling a larger-scale facility with higher revenue and improved margins than the previous design. As a result of this strategic shift, at  December 31, 2025 the Company recognized an impairment of approximately $2,640,000 related to vendor equipment deposits for equipment that was initially required for Phase One of the recycling campus at TRIC but is no longer needed under the revised plan. The $2,640,000 write-down of vendor equipment deposits and a loss on disposal of property, plant and equipment of approximately $440,000 was included under “Impairment and loss on disposal of property, plant and equipment” in the Consolidated Statement of Operations for the year ended December 31, 2024. The fair value of the impaired assets was determined based on management’s assessment of recoverability, as the equipment was no longer needed.

5.	Intellectual property, net

Intellectual property, net, is comprised of the following (in thousands):

	2025	2024
Intellectual property	$1,794	$1,794
Accumulated amortization	(1,718)	(1,648)
Intellectual property, net	$76	$146

Amortization expense was $70,000 and $135,000 for the years ended December 31, 2025 and December 31, 2024, respectively.

Estimated future amortization is as follows as of December 31, 2025 (in thousands):

2026	$51
2027	25
Total estimated future amortization	$76

6.	Notes receivable

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

On December 1, 2025, the Company entered into an agreement with Lion Energy, LLC (“Lion Energy”) pursuant to which the Company provided $2,069,000 of short-term financing to Lion Energy. Under the arrangement, repayment was due no later than December 30, 2025.  As of December 31, 2025, the entire amount remained outstanding and is recorded as a note receivable in the Consolidated Balance Sheet. The Company evaluated the collectability of the note receivable and concluded that no allowance for credit losses was required as of December 31, 2025.

Subsequent to year end, on February 6, 2026, the Company entered into a non-binding term sheet contemplating a potential acquisition of Lion Energy and purchased a subordinated participation interest in Lion Energy’s senior secured credit facility. In connection with this arrangement, the Company contributed its approximately $2,069,000 note receivable to Lion Energy and advanced an additional $2,000,000 to acquire the participation interest. The participation interest is subordinated to the senior secured lender and is subject to the terms and conditions of the underlying credit facility. See Note 19 — Subsequent events for additional information regarding the proposed transaction.

7.	Other assets

Other assets consist of the following (in thousands):

	December 31,
	2025	2024

Nevada facilities Right of Use Assets (1)	$442	$542
Equipment deposits (2)	—	4,540
Other assets	20	20
Total other assets, non-current	$462	$5,102

(1) See Footnote 9.

(2) Deposits for equipment.

8.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024

Property, plant and equipment related	$560	$560
Payroll related	2,060	1,576
Professional services	825	884
Other	125	110
Total accrued liabilities	$3,570	$3,130

9.	Leases

As of  December 31, 2025, the Company maintained two operating leases for real estate. The Company's operating leases had terms of 36 and 37 months and include one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's December 31, 2025 and 2024 consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's December 31, 2025 and 2024 consolidated balance sheets.

On  December 9, 2025, the Company extended its operating lease for its headquarters located at 5370 Kietzke Lane, Reno, NV. The lease extension was determined to be a lease modification that qualified as a change of accounting on the existing lease and not a separate contract. As such, the Right-of-Use (“ROU”) assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification of 9.26%, which resulted in an increase of the ROU asset of $147,000 and an increase in the operating lease liabilities of $159,000.

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

Based on the present value of the lease payments for the remaining lease term of the Company's existing operating leases, as of December 31, 2025, total right-of-use assets were approximately $442,000, and operating lease liabilities were approximately $449,000. As of  December 31, 2024, total right-of-use assets were approximately $542,000 and operating lease liabilities were approximately $552,000. For its real estate leases, the Company has elected the practical expedient to not separate a lease into lease and nonlease components.

The Company currently maintains one finance lease for equipment. On  April 1, 2024 the Company entered into a finance lease for laboratory equipment which expires in 2029. In  November 2021, the Company entered into a finance lease for a modular laboratory which expired in  October 2024. The Company's obligation to make finance lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's December 31, 2025 and 2024 consolidated balance sheets. As of  December 31, 2025 total finance lease liabilities were $143,000.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Twelve Months Ended	Twelve Months Ended
	December 31, 2025	December 31, 2024
Cash paid for operating lease liabilities	$291	$275
Operating lease cost	$290	$282

Cash paid for finance lease liabilities	$47	$81
Interest expense	$7	$8

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years) - operating leases	1.7	2.1
Weighted-average discount rate - operating leases	10.21%	10.49%

Weighted-average remaining lease term (years) - finance lease	3.3	4.3
Weighted-average discount rate - finance lease	4.85%	4.85%

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

Due in 12-month period ended December 31,

	Operating Leases	Finance Leases
2026	$300	$47
2027	188	47
2028	—	48
2029	—	12
Less imputed interest	(39)	(11)
Total lease liabilities	$449	$143

Current lease liabilities	$269	$42
Non-current lease liabilities	180	101
Total lease liabilities	$449	$143

10.	Notes payable

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

On   December 18, 2024, the Company entered into a Securities Purchase Agreement with eight accredited investors, including executives and related parties of the Company, in connection with a private placement of secured promissory notes (“Notes”) in the aggregate principal amount of $1,500,000 and common stock purchase warrants (“Warrants") to purchase 75,000 shares of the Company’s common stock. The Securities Purchase Agreement included customary representations, warranties, and covenants by the investors and the Company. Certain officers and directors of the Company purchased Notes in the aggregate amount of $1,250,000, including $400,000 related to a holder who was appointed as a director of the Company in  February 2025. The Notes accrued interest at the rate of 20% per annum, subject to a payment of a minimum of 12 months interest in the event of prepayment. The entire principal amount evidenced by the Notes plus all accrued and unpaid interest was due on  December 31, 2025. We had the right to prepay the loan at any time, subject to our payment of 12 months interest. Additionally, upon the occurrence of an event of default, the note holders  may declare the Notes to be forthwith due and payable, whereupon the principal and all accrued and unpaid interest thereon, plus all costs of enforcement and collection (including court costs and reasonable attorney’s fees), shall immediately become and be forthwith due and payable. The Company’s obligations under the Notes were secured by a first lien on the Company’s strategic metal inventory and a second lien on all other assets of the Company. Each Note purchaser received a Warrant to purchase share of the Company’s common stock in an amount equal to the principal amount of the investor’s Note divided by two, for a total of 75,000 shares of common stock. The Warrants are exercisable over a five-year period at an exercise price of $19.20 and $19.30 per share and are convertible to shares of common stock of the Company upon a change in control of the Company.

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

Notes payable is comprised of the following (in thousands):

	December 31,
	2025	2024

Notes payable, current portion
Summit Investment Services, LLC	$—	$3,000
Notes related-party	—	850
Notes related-party, accrued interest payable	—	6
Notes	—	650
Notes accrued interest payable	—	4
Less issuance costs	—	(974)
Total notes payable, current portion	$—	$3,536

11.	Warrant liability

The Company accounted for the warrants issued in connection with the Securities Purchase Agreement discussed in Note 10, to purchase 75,000 shares in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging”. These warrants contain provisions—such as a mandatory conversion feature upon a change in control—that preclude equity classification. Accordingly, the Company classified the warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the warrants was estimated using the Monte-Carlo option pricing model to determine the fair value of its liability-classified warrants. These instruments are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Key assumptions used in the valuation as of December 31, 2025 and December 31, 2024, included:

	As of December 31, 2025	As of December 31, 2024
Expected life of the options to convert	3.97	4.97
Risk-free rate	3.58%	4.29%
Historical volatility	123.69%	96.71%
Valuation date stock price	$4.80	$25.20
Strike price	$19.30/$19.20	$19.30/$19.20
Probability of completing a change in control	5%	20%
Volatility if change in control occurs	100%	100%
Dividend yield	0%	0%

The following table provides a rollforward of the Level 3 warrant liability for the year ended December 31, 2025 and 2024 (in thousands):

Warrant liability
Fair value as of December 31, 2024	$1,493
Change in fair value of warrant liabilities	(1,266)
Fair value as of December 31, 2025	$227

The change in fair value of $1,266,000 was recognized as other income in the statement of operations for the year ended December 31, 2025.

12.	Stockholders’ equity

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

At-the-Market (“ATM”) Offering Program

On  August 22, 2024, the Company filed a prospectus supplement under its effective shelf registration statement on Form S- 3 authorizing an At-the-Market (“ATM”) offering program for the sale of up to $30,000,000 of the Company’s common stock and later increased to $50,000,000. Under the ATM Sales Agreement with The Benchmark Company, LLC (“Benchmark”), acting as sales agent, the Company  may offer and sell shares of its common stock from time to time in transactions that are deemed to be “at-the-market” offerings as defined in Rule  415(a)(4) of the Securities Act of  1933, as amended. Benchmark is entitled to compensation at a rate of  2.5% of the gross proceeds from each sale of common stock under the Sales Agreement. The Company has also agreed to provide customary indemnification and contribution to Benchmark with respect to certain liabilities, including liabilities under the Securities Act. During 2025, the Company sold  836,219 shares of common stock under the ATM program for net proceeds of approximately $5,931,000, after deducting sales commissions and offering costs.
As of the date of this report, the Company is subject to the limitations of Form S- 3 (the "baby shelf" rules), which limit the amount of securities it may offer and sell pursuant of its Form S- 3 registration statement.

Equity Line of Credit and Derivative

On  May 15, 2025, the Company entered into an equity purchase agreement granting it the right, but not the obligation, to sell up to $10,000,000  of common stock to Lincoln Park Capital Fund, LLC over 24 months, at a discounted purchase price. On  June 6, 2025, the Company registered 177,283 shares of common stock that the Company  may elect to issue and sell under the ELOC. Additionally, on  July 22, 2025, the Company’s shareholders voted to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the potential issuance and sale of up to $10,000,000 of common stock under the ELOC. Sales under the agreement are solely at the Company’s election and subject to various additional limitations, including pricing formulas, volume caps, and ownership percentage restrictions. The contract was concluded to be a purchased put option equity derivative which does not meet the indexation guidance for the scope exception for contracts in a company’s own equity under ASC 815‑40. As the shares are sold at fair value less a discount the Company has concluded the derivative asset does not have material fair value. During the year ended  December 31, 2025, the Company issued 177,283 shares of common stock pursuant to the ELOC with Lincoln Park Capital Fund, LLC for net proceeds of $903,000. During the year ended  December 31, 2025, the Company also issued 22,717 shares of common stock to Lincoln Park Capital Fund, LLC related to a commitment fee under the ELOC. However, pursuant to the securities purchase agreement entered into in connection with the Company's October 2025 registered direct offering, the Company is restricted from entering into certain variable rate transactions for a period of twelve months following the closing of that transaction, which may limit the Company’s ability to utilize the Lincoln Park facility during that period. The Company may issue additional shares under the facility in the future, subject to the terms of the agreement and applicable registration requirements.

Shares issued

During the year ended  December 31, 2025, the Company issued 62,531 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 17,144 of reissued treasury stock. We withheld 19,508 shares to satisfy approximately $147,000 of employees’ tax obligations. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the year ended  December 31, 2025, the Company issued 9,365 shares of common stock upon vesting of RSUs granted to Board members and 4,568 shares of common stock to Board members related to director fees.

During the year ended  December 31, 2025, the Company issued 22,717 shares of common stock to Lincoln Park Capital Fund, LLC related to broker fees.

During the year ended  December 31, 2025, the Company issued 836,219 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $5,931,000.

On  October 15, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which it agreed to issue and sell, in a registered direct offering, (a) 205,213 shares of common stock at an offering price of $11.34 per share and (b) 928,581 pre-funded warrants at an offering price of $11.339 per warrant, with each warrant exercisable for one share of common stock at an exercise price of $0.001 per share. In a concurrent private placement, the Company also sold 1,133,794 common stock purchase warrants at an offering price of $0.125 per warrant, with each warrant exercisable for one share of common stock at an exercise price of $11.34 per share. The offering closed on  October 16, 2025 and after the deduction of expenses payable by us we received net proceeds of approximately $11,939,000. The Pre-Funded Warrants were immediately exercisable and were exercised in full as of October 16, 2025. The Private Placement Warrants are exercisable upon issuance,  may be exercised on a cashless basis under certain circumstances, and expire five years from the date of issuance. The Company used the relative fair value method to allocate the net proceeds of approximately $11,939,000 between the common stock, pre-funded warrants and the warrants. As presented below, the Company recorded the fair value of the warrants of $5,682,000, pre-funded warrants of $5,125,000 and common stock of $1,133,000.

During the year ended  December 31, 2024, the Company issued 7,856 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 4,426 of reissued treasury stock. We withheld 5,225 shares to satisfy approximately $552,000 of employees’ tax obligations. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the year ended  December 31, 2024, the Company issued 2,011 shares of common stock for consulting services.

During the year ended  December 31, 2024, the Company issued 1,068 shares of common stock upon vesting of RSUs granted to Board members.

During the year ended  December 31, 2024, the Company issued 942 shares of common stock to a Board member related to director fees.

During the year ended  December 31, 2024, the Company issued 660 shares of common stock to a former employee related to a severance agreement.

During the year ended  December 31, 2024, the Company issued 1,064 shares of common stock pursuant to the employee stock purchase plan.

During the year ended  December 31, 2024, the Company issued 119,503 shares of common stock pursuant to the At The Market Issuance Sales Agreement for net proceeds of $5,014,000.

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

Warrants outstanding

In   July 2023, the Company issued a warrants to purchase 1,819 shares of the Company's common stock to the underwriter of the Company's public offering, equal to 2% of the 90,965 shares sold. The warrants are exercisable at $275 per share, commencing six months after   July 17, 2023. The warrants have an expiration date of 5 years from the date of issuance and will expire on   July 17, 2028. Using the Black Scholes Merton model, the Company estimated the warrants' fair value to be $388,000 with the assumptions as follows: $308 per share fair value on the date of issuance; 5-year term; 81.9% volatility; 3.81% discount rate and 0% annual dividend rate. Warrants are accounted for under the equity classification.

In   August 2023, the Company issued a warrant to purchase 1,029 shares of the Company's common stock to the underwriter of the transaction in connection with the Yulho SPA. The warrants have an expiration date of 5 years from the date of issuance and are exercisable immediately at $250 per share. The warrant will expire on   August 4, 2028. Using the Black Scholes Merton model, the Company estimated the warrants' fair value to be $181,000 with the assumptions as follows: $254 per share fair value on the date of issuance; 5-year term; 82.3% volatility; 3.81% discount rate and 0% annual dividend rate. Warrants are accounted for under the equity classification.

In May 2024, the Company issued a warrant to purchase 3,913 shares of the Company's common stock to the underwriter of the Company's public offering, equal to 2% of the shares and the number of shares underlying the warrants sold in the offering. The warrants have an expiration date of 5 years from the date of issuance and are exercisable immediately at $97.50 per share. The warrant will expire on  May 14, 2029. Using the Black Scholes Merton model, the Company estimated the warrants' fair value to be $245,000 with the assumptions as follows: $94.20 per share fair value on the date of issuance; 5-year term; 80.3% volatility; 4.46% discount rate and 0% annual dividend rate. Warrants are accounted for under the equity classification.

In May  2024, in conjunction with the Company's public offering, the Company issued a warrant to purchase 100,625 shares of the Company's common stock. The warrants have an expiration date of  5 years from the date of issuance and are exercisable immediately at  $78 per share. The warrant will expire on  May  14,  2029. Using the Black Scholes Merton model, the Company estimated the warrants' fair value to be $6,666,000 with the assumptions as follows:  $94.20 per share fair value on the date of issuance; 5-year term; 80.3% volatility; 4.46% discount rate and 0% annual dividend rate. Warrants are accounted for under the equity classification.

In December  2024, the Company issued warrants to purchase 75,000 shares of the Company's common stock to the  eight accredited investors, including executives and related parties of the Company, in connection with the private placement of secured promissory notes. The warrants are exercisable over a five-year period at an exercise price of $19.20 and $19.30 per share and are convertible to shares of common stock of the Company upon a change in control of the Company. The warrant will expire on December  19,  2029. See further discussion of the December 2024 warrants within Note 11.

In October  2025, in conjunction with the Company's private placement, the Company issued warrants to purchase 1,133,794 shares of the Company's common stock to an institutional investor. The warrants have an expiration date of  5 years from the date of issuance and are exercisable immediately at  $11.34 per share. The warrants will expire on October  16,  2030. Using the Black Scholes Merton model, the Company estimated the warrants' fair value to be $14,348,000 with the assumptions as follows:  $13.94 per share fair value on the date of issuance; 5-year term; 142.0% volatility; 3.63% discount rate and 0% annual dividend rate. Warrants are accounted for under the equity classification.

Warrants outstanding to purchase shares of the Company’s common stock at a weighted average exercise price per share are as follows:

		Shares Subject to Purchase
Exercise Price per Share	Expiration Date	at December 31, 2025
$275.00	07/17/2028	1,819
$250.00	08/04/2028	1,029
$97.50	05/14/2029	3,913
$78.00	05/14/2029	100,625
$19.30	12/19/2029	42,500
$19.20	12/19/2029	32,500
$11.34	10/16/2030	1,133,794

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

Stock-based compensation expense recorded was allocated as follows (in thousands):

	Year ended December 31,
	2025	2024
Cost of product sales	$32	$217
Research and development cost	150	48
General and administrative expense	2,093	2,472
Total	$2,275	$2,737

The following table summarizes the stock-based compensation plan activity and related information through December 31, 2025.

		PSUs Outstanding		RSUs Outstanding
			Weighted-		Weighted-
	Number of		Average		Average
	Shares		Grant Date		Grant Date
	Available for	Number of	Fair Value	Number of	Fair Value
	Grant	PSUs	Per Share	RSUs	Per Share
Balance at December 31, 2023	7,102	2,376	$112.50	40,896	$172.00
Granted	(98,748)	15,882	21.50	82,866	14.80
Released	—	—	—	(17,764)	165.40
Forfeited	18,829	(240)	(112.50)	(18,589)	71.60
Returned to Plan	5,225	—	—	—	—
Addition to 2019 Plan	47,500	—	—	—	—
Expiration of 2014 Plan	(3,152)	—	—	—	—
Balance at December 31, 2024	(23,244)	18,018	32.30	87,409	32.90
Granted	(247,875)	11,847	8.08	236,028	8.08
Released	—	(11,847)	34.49	(64,617)	34.49
Forfeited	29,360	(6,140)	(33.99)	(23,220)	15.79
Returned to Plan	19,508	—	—	—	—
Addition to 2019 Plan	260,000	—	—	—	—
Balance at December 31, 2025	37,749	11,878	$31.42	235,600	$15.17

As of December 31, 2025, there is approximately $1,955,000 of total unrecognized compensation cost related to the unvested share-based (option and RSU) compensation arrangements granted under the stock-based compensation plans. The remaining unrecognized compensation cost will be recognized over a weighted-average period of 2.2 years.

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

The following table summarizes the activity of stock price hurdle awards during the year ended  December 31, 2025:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Outstanding at January 1, 2025	10,077	$36.40
Forfeited	(4,060)
Outstanding at December 31, 2025	6,017	$36.40

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

Total Shareholder Return (TSR) Awards

In 2024, the Company granted TSR-based restricted share units as part of the long-term incentive bonus. These awards vest based on the Company achieving specified total shareholder return performance relative to our Performance Peer Group and expire three years from the date of grant if performance conditions are not achieved.

The following table summarizes the activity of TSR awards during the year ended  December 31, 2025:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Outstanding at January 1, 2025	7,941	$29.30
Forfeited	(2,080)
Outstanding at December 31, 2025	5,861	$29.30

Subsequent to December 31, 2025, on January 7, 2026, the NEOs voluntarily agreed to forfeit and cancel all outstanding PSUs, which include stock price hurdle awards and total shareholder return awards, previously granted under the Company’s 2019 Stock Incentive Plan. For further information, see to Note 19 - Subsequent events.

2025 Restricted stock units

During the first quarter of 2025, the Company granted 535 RSUs, all of which were subject to vesting, with a grant date fair value of $10,000 to an employee. The shares vest in three equal installments over a three-year period.

During the first quarter of 2025, the first funding tranche under the October 3, 2024 supplemental retention program was achieved, resulting in granting of 11,847 RSUs to eligible employees in accordance with the program’s terms. These RSUs vest after a six-month service period.

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

During the fourth quarter of 2025, the Company granted 70,878 RSUs, all of which were subject to vesting, with a grant date fair value of $702,401 to employees. The shares vest in six equal semi-annual installments over a three-year period. In addition, the Company granted the Company granted 14,749 RSUs to an employee, all of which were vested immediately, with a grant date fair value of $80,530.

2024 Restricted stock units

During the first quarter of 2024, the Company granted 557 RSUs, all of which were subject to vesting, with a grant date fair value of $60,000 to employees. The shares vest in three equal installments over a three-year period.

During the second quarter of 2024, the Company granted 624 RSUs, all of which were subject to vesting, with a grant date fair value of $40,000 to employees. The shares vest in three equal installments over a three-year period.

During the third quarter of 2024, the Company granted 1,857 RSUs, all of which were subject to vesting, with a grant date fair value of $83,000 to Board Members. The shares vest in four equal installments with the first installment vesting immediately and the remaining three installments vesting over a nine-month period.

During the third quarter of 2024, the Company granted 2,011 RSUs, all of which were vested immediately, with a fair value of $150,000 for consulting fees.

During the third quarter of 2024, the Company granted 660 RSUs, all of which were vested immediately, with a fair value of $28,000 to an employee upon termination of a severance agreement.

During the fourth quarter of 2024, the Company granted 396 RSUs, all of which were subject to vesting, with a grant date fair value of $10,000 to employees. The shares vest in three equal installments over a three-year period.

During the fourth quarter of 2024, the Company granted 17,776 RSUs, all of which were subject to vesting, with a grant date fair value of $311,000 to employees. The shares vest in six equal semi-annual installments over a three-year period.

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

On December 19, 2024, the Company approved a long-term incentive plan for its Named Executive Officers (NEOs), consisting of 47,445 time-vested RSUs and 15,881 performance stock units (PSUs) with market-based goals. RSUs will continue to vest in equal semi-annual installments over a three-year period, subject to continuation of service, 50% of PSUs granted in 2024 will vest based on total shareholder return (TSR) attainment relative to our Performance Peer Group and 50% based on hitting certain stock price hurdles within 3-years. TSR shares issued vest one third annually. The number of shares issued each year is based on where the Company compares with a peer group such that 50% of shares vest at the 25th percentile, 100% of shares vest at the at 50th percentile, and 200% of shares vest at 75th percentile. Subsequent to December 31, 2025, on January 7, 2026, the NEOs voluntarily agreed to forfeit and cancel all outstanding PSUs previously granted under the Company’s 2019 Stock Incentive Plan. For further information, see to Note 19 - Subsequent events.

Total intrinsic value of RSUs vested and released during 2025 was $552,000. Intrinsic value of RSUs outstanding at December 31, 2025 was $1,188,000.

Reserved shares

At December 31, 2025, the Company has reserved shares of common stock for future issuance as follows:

Number of Shares
Equity Plan
Subject to outstanding options and restricted shares	247,478
Available for future grants	37,749
Officer and Director Purchase Plan	237,382
Warrants	1,316,180
2022 Employee Stock Purchase Plan	731,220
Total reserved shares	2,570,009

13.	Employee retention credit

The Coronavirus Aid, Relief, and Economic Security (CARES) Act provided an employee retention tax credit to certain employers that either (1) fully or partially suspend operations because of government orders associated with COVID-19 or (2) experience a substantial decline in income but continue to pay employees their wages. The credit is equal to 50% of qualified wages paid in 2020, up to a maximum of $10,000 in qualified wages per employee for the year, and 70% of qualified wages paid in 2021 (through the third quarter), up to a maximum of $10,000 in qualified wages per employee per quarter and can be applied against payroll taxes, with any excess tax credit eligible for a cash refund. The Company’s policy is to recognize these credits based on ASC 450-30, Gain Contingencies, when all uncertainties are resolved, and the income is realized. During the year ended December 31, 2025, the Company recorded government grant income of $643,000, related to the employee retention credit, and interest income $99,000. These amounts are presented within interest and other income on the Consolidated Statements of Operations.

14.	Commitments and contingencies

We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows. We evaluate such matters in accordance with ASC 450 - Contingencies, and record a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonably possible but not probable, or if the amount cannot be reasonably estimated, we disclose the nature of the contingency and an estimate of the possible loss or range of loss, if such an estimate can be made.

In  October 2021, we filed an action against Johnson Controls Fire Protections, LP (“Defendant”) relating to its involvement in the  November 2019 fire at our former TRIC facility (Aqua Metals, Inc., et. al v. Johnson Controls Fire Protections, LP, Second Judicial District of the State of Nevada CV21-01891). Our complaint alleged Defendant’s liability for a portion of the fire loss based on Defendant’s negligence, breach of contract and other causes of action in connection with Defendant’s failure to properly inspect, maintain and repair the fire suppression system in the TRIC facility. On  March 25, 2025, the Court dismissed our complaint in response to a motion for summary judgment filed by Defendant. On  May 12, 2025, Defendant filed a Memorandum for Costs seeking approximately $300,000 in litigation-related costs. On  May 29, 2025, Defendant filed a motion to recover its attorney’s fees and costs in the aggregate approximate amount of $3.5 million, including approximately $300,000 of costs (the same costs identified in Defendant’s Memorandum of Costs) and approximately $3.2 million of legal fees. While it is reasonably possible that a loss  may be incurred, we believe that we have a strong defense to Defendant’s claim for recovery of fees and costs, especially with regard to Defendant’s claim for legal fees, and we intend to vigorously defend against Defendant’s motion. However, should Defendant be successful in obtaining an award for all or a substantial portion of the requested amount, such outcome could have a material adverse effect on our liquidity and may require us to raise additional capital or liquidate assets to satisfy any such obligation. Based on the assessment of legal counsel, management concluded that a loss is not probable and, accordingly, no liability has been recorded.

15.	Related party transactions

The Company has adopted a policy that any transactions with directors, officers, beneficial owners of five percent or more of our common shares, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board. As of December 31, 2024, the Company had two debt arrangements with related parties. As of December 31, 2025, the Company had repaid both related party debt arrangements. For further details on these related party transactions, refer to Note 10 – Notes payable in the financial statements.

16.	Income taxes

Loss before income tax expense consists of the following (in thousands):

	Year ended December 31,
	2025	2024
US	$(22,644)	$(24,552)
Foreign	—	—
Total	$(22,644)	$(24,552)

The components of the provision for income tax expense consist of the following (in thousands):

	Year ended December 31,
	2025	2024
Current
Federal	$—	$—
State	2	3

Deferred
Federal	—	—
State	—	—
Total provision for income taxes	$2	$3

Reconciliation of the statutory federal income tax rates consist of the following (in thousands):

	Year ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(4,739)	21.00%	$(5,156)	21.00%
State and local income taxes, net of federal income tax effect(a)	2	(0.01)%	3	(0.01)%
Tax credits
Research and development tax credits	(69)	0.31%	(85)	0.35%
Change in valuation allowance	4,409	(19.54)%	4,871	(19.84)%
Nontaxable or nondeductible items:
Equity compensation	328	(1.45)%	360	(1.47)%
Other, net	71	(0.32)%	10	(0.04)%
Changes in unrecognized tax benefits	—	—%	—	—%
Effective income tax rate	2	(0.01)%	3	(0.01)%

(a) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category for the years ended December 31, 2025 and 2024.

As discussed in Note 2 - Recent Accounting Pronouncements section he Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a retrospective basis effective January 1, 2025. Accordingly, prior period amounts have been recast to conform to the current year presentation. As a result, the Company enhanced its income tax disclosures, including additional disaggregation in the rate reconciliation and expanded information regarding income taxes paid. Differences between the Company’s effective tax rate and the statutory tax rate relate primarily to state income taxes, stock-based compensation, tax credits, and change in valuation allowance. Deferred taxes reflect the net tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting and the amount used for income tax purposes.

The components of deferred tax assets (liabilities) included on the consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Capitalized start-up costs	$1,929	$2,233
Credits	646	577
Fixed assets	1,473	912
Net operating losses	46,451	40,380
Others	845	2,846
Total gross deferred tax assets	51,344	46,948
Valuation allowance	(51,337)	(46,928)
Total gross deferred tax assets (net of valuation allowance)	$7	$20

Deferred tax liabilities
Patents	$(7)	$(20)
Other	—	—
Total gross deferred tax liabilities	(7)	(20)
Net deferred tax assets	$—	$—

Income taxes paid (net of refunds) are comprised of the following (in thousands):

	Year ended December 31,
	2025	2024

Federal	$—	$—
State
California	2	3
Foreign	—	—
Total	$2	$3

The amount of income taxes paid during the years ended December 31, 2025 and 2024 does not meet the 5% disaggregation threshold.

Based on the available objective evidence at this time, management believes that it is more-likely-than-not that the net deferred tax assets of the Company will not be realized. Accordingly, management has applied a full valuation allowance against net deferred tax assets at both  December 31, 2025 and December 31, 2024. The net valuation allowance increased by approximately $4.4 million during the year ended  December 31, 2025. The increase in net valuation allowance primarily relates to net operating losses generated during 2025.

As of  December 31, 2025, the Company has total net operating loss carryforwards of $219.8 million for federal income tax purposes. Approximately $25.2 million of the federal net operating losses will begin to expire in December 31, 2034, if not utilized. Approximately $194.6 million of the federal net operating losses were generated after December 31, 2017, and thus do not expire.  As of December 31, 2025, the Company has state net operating loss carryforwards of $4.1 million, which will begin to expire in December 31, 2034.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss carryforwards prior to utilization.

At  December 31, 2025, the Company had research and development credits carryforward of approximately $0.7 million and $0.5 million for Federal and California income tax purposes, respectively. If not utilized, the Federal research and development credits carryforward will begin to expire on  December 31, 2034. The California credits can be carried forward indefinitely.

The Company’s policy is to account for interest and penalties as income tax expense. As of  December 31, 2025, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgement and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. At  December 31, 2025, the Company’s total amount of unrecognized tax benefit was approximately $0.6 million, none of which will affect the effective tax rate, if recognized. The Company does not expect its unrecognized benefits to change materially over the next twelve months.

The Company files income tax returns with the United States federal government and the State of California. The Company is no longer subject to U.S. federal and state income tax examinations for tax years prior to 2022.

17.	401(k) Savings plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax or after tax basis. Beginning in January 2021, the Plan included a maximum of 4% employer matching contributions with immediate vesting. We recognized $88,000 and $210,000 of expenses related to employer contributions for the 401(k) savings plan during the years ended  December 31, 2025 and 2024, respectively.

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

19.	Subsequent events

On February 6, 2026, the Company entered into a non-binding term sheet (the “Term Sheet”) with Lion Energy, LLC (“Lion Energy”) and certain of its members, setting forth the principal terms under which the Company intends to acquire all of the issued and outstanding equity interests of Lion Energy, subject to negotiation and execution of a definitive acquisition agreement and the satisfaction of specified closing conditions. Under the Term Sheet, the total consideration payable at closing would not exceed $94.9 million and is contemplated to consist of (i) $4.1 million of cash and other consideration representing the Company’s prior investment in Lion Energy, (ii) approximately $25.8 million of Aqua Metals common stock and, if applicable, preferred stock subject to negotiated ownership caps, and (iii) up to $65 million of contingent earn-out consideration based on Lion Energy’s revenue and EBITDA over a 12-month performance period following closing. The number of shares to be issued as equity consideration at closing would be determined by dividing $25.8 million by the volume-weighted average price of the Company’s common stock over the 20 trading days preceding the closing date, subject to negotiated ownership limitations under the Term Sheet.

The proposed transaction remains subject to customary conditions, including completion of satisfactory due diligence, negotiation and execution of a definitive acquisition agreement, the closing of an asset-based credit facility or similar financing, execution of supply and offtake agreements, Nasdaq approval of the shares to be issued, and receipt of required board and stockholder approvals. There can be no assurance that a definitive agreement will be executed or that the proposed transaction will be completed on the anticipated timeline or at all.

Additionally, on February 6, 2026, we entered into a Subordinated, Last Out Participation Agreement pursuant to which we purchased a fully subordinated participation interest in Lion Energy’s existing senior secured credit facility in the amount of $4,069,000. We funded this participation through $2,000,000 in cash and $2,069,000 of notes receivable previously outstanding to Lion Energy, LLC. The participation interest is secured by Lion Energy’s assets; however, it is fully subordinated to the senior obligations under the facility and provides limited rights, and we bear the economic risk of our participation.

On January 7, 2026, the NEOs voluntarily agreed to forfeit and cancel all outstanding PSUs previously granted under the Company’s 2019 Stock Incentive Plan. In accordance with ASC 718, Compensation—Stock Compensation, the Company expects to recognize $121,000 remaining unamortized compensation expense associated with the cancelled PSUs on the cancellation date in the first quarter of 2026.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025 in ensuring all material information required to be filed has been made known in a timely manner.

(b) Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2025 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management, with the participation of our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

During the year ended December 31, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2025 fiscal year pursuant to Regulation 14A for our 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement, and the information to be included in the 2026 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2026 Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required by this item will be contained in the 2026 Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2026 Proxy Statement and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2026 Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in the 2026 Proxy Statement and is hereby incorporated by reference.

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

Number	Exhibit Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21, 2022.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.

3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 21, 2022.

3.6	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 1, 2024.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.2	Warrant dated August 4, 2023 issued to Network 1 Financial Services, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

4.3	Warrant dated July 21, 2023 issued to The Benchmark Company, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

4.4	Warrant dated January 22, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 17, 2019.

4.5	Form of Non-Redeemable Common Stock Purchase Warrant issued to investors in May 2024 public offering	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 15, 2024.

4.6	Form of Warrant Agency Agreement to be entered into between the Company and VStock Transfer, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 15, 2024.

4.7	Form of Underwriter Warrant to be issued to the Benchmark Company, LLC in May 2024 public offering	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 15, 2024.

4.8	Form of Common Stock Purchase Warrant issued to investors in December 2024 private placement	Incorporated by reference from the Registrant’s Current Report on Form 10-K filed March 31, 2025.

4.9	Form of Common Stock Purchase Warrant issued to investor in October 2025 private placement	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 16, 2025.

4.10	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 25, 2022.

10.1	Form of Indemnification Agreement entered into by the Registrant with its Officers and Directors	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.2*	Aqua Metals, Inc. Officer and Director Share Purchase Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017.

10.3*	Aqua Metals 2019 Stock Incentive Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on March 4, 2019.

10.4*	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Registrant and Stephen Cotton	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

10.5*	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Registrant and Judd Merrill	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

10.6*	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Registrant and Benjamin Taecker	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

10.7*	Amended and Restated Aqua Metals 2022 Employee Stock Purchase Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on April 5, 2023.

19.1	Aqua Metals Insider Trading Policy	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2025.

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

23.2	Consent of Forvis, LLP, Independent Registered Public Accounting Firm.	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

99.1	Aqua Metals Executive Officer Clawback Policy	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not provided

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date: March 31, 2026	By:	/s/ Stephen Cotton
Stephen Cotton,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Cotton	President, Chief Executive Officer and Director	March 31, 2026
Stephen Cotton	(Principal Executive Officer)

/s/ Eric West	Chief Financial Officer	March 31, 2026
Eric West	(Principal Financial and Accounting Officer)

/s/ Vincent L. DiVito	Director, Chairman of the Board	March 31, 2026
Vincent L. DiVito

/s/ Eric John Gangloff	Director	March 31, 2026
Eric John Gangloff

/s/ Steven K. Henderson	Director	March 31, 2026
Steven K. Henderson