Form 10-K/A
period 2025-12-31
Aqua Metals, Inc.
filed 2026-04-30
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

5370 Kietzke Lane, Suite 201

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025 of Aqua Metals, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14, of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to the Annual Report on Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, which has been amended to reflect the filing of these new certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K, other than as expressly indicated in this Amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors (the “Board”) currently consists of four (4) members, three (3) of whom are currently independent under the listing standards for independence of the Nasdaq and under Rule 10A-3 under the Exchange Act. Set forth below are the names of and certain information for each director.  The information presented includes each director’s principal occupation and business experience for the past five or more years and the names of other public companies for which he has served as a director during the past five years.

Name	Age	Position with the Company
Stephen Cotton	59	President and Chief Executive Officer and Director
Vincent L. DiVito (a), (b), (c)	66	Chairman of the Board and Independent Director
Eric Gangloff (a), (b), (c)	57	Independent Director
Steven K. Henderson (a), (b), (c)	65	Independent Director

(a)	Member of the Audit Committee of our Board.
(b)	Member of the Compensation Committee of our Board.
(c)	Member of the Nominating and Corporate Governance Committee of our Board.

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

Stephen Cotton has served as President of the Company since May 2, 2018 and was promoted by the Board of Directors to President and CEO joining the Board as an Executive Director in January 2019.  Mr. Cotton also served as Chief Commercial Officer of the Company from January 2015 to June 2017.  Previously, Mr. Cotton co-founded Canara, Inc. (formerly Data Power Monitoring and IntelliBatt) in December 2001 and served as its Chief Executive Officer through the sale of the company to a private equity firm in June 2012, after which he served as Founder and Executive Chairman until April 2014. Canara (now part of CPG Data Center Innovators) is a global provider of stationary battery systems with integrated monitoring systems and cloud-based monitoring services to many of the largest data center operators. Prior to Canara, Mr. Cotton led a team to commercialize Sendmail (the Worlds' most commonly used Internet email open source software) from free open source to a paid for commercial offering for Internet service providers and cloud offerings requiring mass email volume management including DoubleClick's standardization (acquired by Google).  Mr. Cotton's career began in the early days of voice messaging systems, including Octel Communications (through its $1.1B exit to Lucent Technologies in 1997 and now part of Avaya).  From International Product Manager to Product Manager for Multimedia, Mr. Cotton then became the top market development person on a staff of 100+ for 2 years running while managing the AT&T Wireless account, then developing new wireless and local exchange carrier markets.  His decision to convince AT&T Wireless (and ultimately other operators which followed) to offer voice messaging for free vs. charge, resulted in multi-million dollar sales of Octel equipment to each region. From April 2014 to January 2015 and June 2017 to April 2018, Mr. Cotton managed his private investments.

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

Mr. Gangloff brings deep expertise in corporate finance and investment management including relationships with numerous prominent financial institutions such as Goldman Sachs, Deutsche Bank, and First National Bank of Omaha, making him a valuable addition to our Board as the Company advances its clean battery recycling and critical minerals recovery strategy. As a result of these and other professional experience, our Board has concluded that Mr. Gangloff is qualified to serve as a director of our Company.

Steven K. Henderson has served as a member of our Board since February 2025. Mr. Henderson is an experienced executive and board advisor with over four decades of leadership in automotive, specialty chemicals, and global manufacturing. Mr. Henderson served as Executive Vice President at Leggett & Platt (NYSE: LEG), where he oversaw businesses generating more than half of the company’s total revenue and EBITDA. Prior to that, he spent over 30 years at Dow Chemical, including eight years as President of Dow Automotive, where he led strategic investments in battery materials and EV technologies, securing partnerships with Tesla, Ford, and Magna. Mr. Henderson holds an MBA from the University of Notre Dame and a BS in Business Administration from Central Michigan University. He currently serves on the Board of Directors at L&L Products, advising on geographic and end-market expansion.

Mr. Henderson brings deep expertise in global operations, strategic growth, and commercialization, making him a key addition to our Board as the Company scales its sustainable lithium battery recycling technology. As a result of these and other professional experience, our Board has concluded that Mr. Henderson is qualified to serve as a director of our Company.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Position with the Company
Stephen Cotton*	59	President and Chief Executive Officer and Director
Eric West	35	Chief Financial Officer
Benjamin Taecker	44	Chief Engineering and Operations Officer

*	Mr. Cotton is a member of our Board. See “Board of Directors” for more information about Mr. Cotton.

Eric West has served as Chief Financial Officer of the Company since May 2025, following several years in finance leadership roles at the Company from 2018 through 2024, most recently as Vice President of Finance. As Chief Financial Officer, Mr. West leads the Company’s financial strategy, capital markets activities, and investor engagement, working closely with the board of directors, lenders, and shareholders to support financing initiatives and long-term value creation. He has been instrumental in strengthening financial reporting and internal controls, enhancing capital planning, and aligning financial operations with the Company’s commercial strategy as it advances its growth objectives. Mr. West brings experience across both public and private companies, including oversight of SEC reporting, budgeting, and financial systems, and has a strong track record of supporting capital formation and strategic initiatives. Prior to joining the Company, Mr. West held finance leadership positions in the mining and manufacturing industries. He began his career at Grant Thornton LLP, where he focused on financial reporting, internal controls, and external audits. Mr. West is a Certified Public Accountant and holds a Master of Accountancy and a Bachelor of Science in Business Administration from University of Nevada, Reno.

Benjamin Taecker has over 20 years of experience in manufacturing and operations leadership and has been with the Company since January of 2017. Prior to relocating his family to the Tahoe-Reno area to join the Company, he spent six years in progressive leadership roles at Clarios (formerly known as Johnson Controls International (JCI) Power Solutions Division) Lead Acid Battery Recycling Center in Florence, South Carolina and was a leader in the early planning, construction, commissioning, and scaling of that facility. Mr. Taecker also led the engineering team to improve battery recycling processes in the new smelter which resulted in a 70% reduction in smelting emissions. Mr. Taecker was instrumental in delivering a compliant plant for Clarios. He has experience in startups, environmental regulation compliance, process development and operational excellence. Mr. Taecker has years of design management experience including complex design contracts for the U.S. military. He is highly motivated about being a key part of the new processes used by the Company to eliminate many of the safety and environmental hazards found at traditional smelters while making the purest lead in the world. Mr. Taecker has a Mechanical Engineering degree from South Dakota State University.

Board Leadership Structure and Role in Risk Oversight

We have adopted a formal policy pursuant to which the chairman and chief executive officer positions shall be separate in order to effectively separate the roles of chairman and chief executive officer. Vincent L. DiVito currently serves as our non-executive Chairman and the lead independent director of the Board. Our Board has an active role in overseeing our areas of risk. While the full Board has overall responsibility for risk oversight, the Board has assigned certain areas of risk primarily to designated committees, which report back to the full Board.

Director Resignation Policy

On September 21, 2018, our Board adopted the Director Resignation Policy, whereby, commencing with respect to our 2020 annual meeting (and at each subsequent annual meeting of the Company’s stockholders at which directors of the Company are to be elected), any director who fails to receive a majority of the votes cast by the Company’s stockholders at such meeting “for” his or her election as a Company director immediately shall (after the final tabulation and certification by the Company’s inspector of elections of voting results), tender his or her resignation to the Nominating and Corporate Governance Committee, for its consideration and acceptance or rejection.

Our Board adopted the Director Resignation Policy to address the situation in which a nominee for the Board is elected to the Board in an uncontested election despite receiving more votes “withheld” from or “against” his or her election than votes “for” his or her election (a “majority withheld vote”). For purposes of the policy, an “uncontested election” is any election of Company directors in respect of which the number of director nominees for election is less than or equal to the number of directors to be elected.

By accepting a nomination for election and agreeing to serve as a director of the Company in any uncontested election of Company directors, each nominee agrees that if he or she receives a majority withheld vote in any such election, such director promptly shall tender to the Board an offer of his or her resignation as a Company director following certification of the stockholder vote by the inspector(s) of election at the meeting for such uncontested election. Any director who offers his or her resignation pursuant to this policy will not participate in any discussions, deliberations or actions by either the Nominating and Corporate Governance Committee or the full Board with respect to his or her own resignation offer, but will otherwise continue to serve as a director unless and until such resignation is accepted and effective.

The Nominating and Corporate Governance Committee will duly consider and recommend to the full Board whether to accept or reject the resignation offer received from each director who received a majority withhold vote. Following the recommendation of the Nominating and Corporate Governance Committee, the independent members of the Board will make a determination of the action to take with respect to the offer of resignation, not later than the 90th day immediately succeeding the date of the written certification of the shareholder vote by said inspector(s) of election. The Nominating and Corporate Governance Committee and the Board will evaluate any such tendered offer of resignation, in accordance with their fiduciary duties to, and in furtherance of the best interests of, the Company and its stockholders. The Board may accept or reject the offer of resignation, or it may decide to pursue additional actions, including, without limitation, the following:

●	allow the director to remain on the Board and continue to serve but not be nominated for re-election to the Board at the next election of directors;
●

defer the acceptance of the resignation until the director vacancy the resignation will create can be filled by the Board with a replacement/successor director meeting all the necessary qualifications and criteria for Company directors and/or satisfying other legal and regulatory requirements with respect to the composition of the Board (for purposes of illustration, such as “independence” requirements established by Securities and Exchange Commission regulations or securities exchange listing requirements); or

●

defer the acceptance of the resignation if it is determined that the underlying cause of the majority withheld vote can be cured by the director or otherwise within a specified period of time (for purposes of illustration, if the majority withhold vote was due to the relevant director receiving such vote serving on the board of directors of another entity, by resigning from such other board).

The Board’s decision will be disclosed in a Current Report on Form 8-K filed by the Company with the SEC within four business days after the decision. If the Board has decided to reject the tendered resignation, or to pursue any additional action other than accepting the tendered resignation (as described above or otherwise), then the Current Report on Form 8-K will fully disclose the Board’s reasons for doing so.

Board of Director Meetings and Attendance

During the year ended December 31, 2025, our Board met nine times. All of our Board members attended at least 75% of the aggregate of all Board meetings and all meetings of the Board committees upon which they served while they were on the Board during fiscal 2025. Our Board does not have a policy regarding Board members’ attendance at meetings of our stockholders and all of the members of our Board attended our prior year’s annual meeting of stockholders.

Committees of the Board of Directors

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of our committees operates under a written charter, a copy of which is available at our investor relations website located at https://ir.aquametals.com.

Audit Committee

Our Audit Committee currently consists of Vincent L. DiVito, Steven K. Henderson and Eric Gangloff, with Mr. DiVito serving as Chairman. The composition of our Audit Committee meets the requirements for independence under current Nasdaq Stock Market listing standards and SEC rules and regulations. Each member of our Audit Committee meets the financial literacy requirements of the Nasdaq Stock Market listing standards. Mr. DiVito is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to its charter, our Audit Committee will, among other things:

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

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. Management is responsible for the Company’s internal controls, financial reporting process, and compliance with applicable laws, regulations, and ethical business standards. The Company’s independent registered public accounting firm is responsible for performing an audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and issuing a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. In this capacity, the Audit Committee provides advice, counsel, and direction to management and the auditors on the basis of the information it receives, discussions with management and the auditors, and the experience of the Audit Committee’s members in business, financial, and accounting matters.

Our Audit Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market.

During the year ended December 31, 2025, our Audit Committee met four times.

Compensation Committee

Our Compensation Committee currently consists of Steven K. Henderson, Vincent L. DiVito and Eric Gangloff, with Mr. Henderson serving as Chairman. The composition of our Compensation Committee meets the requirements for independence under the Nasdaq Stock Market listing standards and SEC rules and regulations. Each member of the Compensation Committee is also a nonemployee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The purpose of our Compensation Committee is to discharge the responsibilities of our Board relating to compensation of our executive officers. Pursuant to its charter, our Compensation Committee will, among other things:

●	review, approve and determine the compensation of our executive officers;
●	administer our stock and equity incentive plans;
●	make recommendations to our Board regarding director compensation and the establishment and terms of incentive compensation and equity plans; and
●	establish and review general policies relating to compensation and benefits of our employees.

Our chief executive officer may, from time to time, provide input and recommendation to our Compensation Committee concerning the compensation of our other executive officers. Our chief executive officer may also, from time to time, attend Compensation Committee meetings, but he is not present during the Committee’s deliberations regarding executive officer compensation. From time to time, our Compensation Committee may use an independent consultant in considering compensation policies and programs for executive officers. Our Compensation Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Stock Market.

During the year ended December 31, 2025, our Compensation Committee met four times.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Eric Gangloff, Vincent L. DiVito and Steven K. Henderson, with Mr. Gangloff serving as Chairman. The composition of our Nominating and Corporate Governance Committee meets the requirements for independence under Nasdaq Stock Market listing standards and SEC rules and regulations. Pursuant to its charter, our Nominating and Corporate Governance Committee will, among other things:

●	identify, evaluate and make recommendations to our Board regarding nominees for election to our board of directors and its committees;
●	evaluate the performance of our Board and of individual directors;

●	consider and make recommendations to our Board regarding the composition of our Board and its committees;
●	review developments in corporate governance practices;
●	evaluate the adequacy of our corporate governance practices and reporting;
●	assist in the development of our executive officers;
●	develop and oversee a plan for succession to the position of chief executive officer and other senior management positions; and
●	develop and make recommendations to our Board regarding corporate governance guidelines and matters.

Our Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age, and having the highest personal integrity and ethics. The committee also considers such factors as diversity, an individual’s business experience and skills, independence, judgment, integrity and ability to commit sufficient time and attention to the activities of the Board, as well as the absence of any potential conflicts with our Company’s interests. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of our company, and the long-term interests of our stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills, and such other factors as it deems appropriate, given the current needs of the Board and our Company, to maintain a balance of knowledge, experience, and capability. Our Nominating and Corporate Governance Committee conducts an annual assessment of the Committee’s charter and the performance of the committee under the charter and the above standards.

Our Nominating and Corporate Governance Committee will consider for directorship candidates nominated by third parties, including stockholders. However, at this time, our Nominating and Corporate Governance Committee does not have a policy with regard to the consideration of director candidates recommended by stockholders. The Nominating and Corporate Governance committee believes that it is in the best position to identify, review, evaluate, and select qualified candidates for Board membership, based on the comprehensive criteria for Board membership approved by the Board. For a third party to suggest a candidate, one should provide our corporate secretary, Eric West, with the name of the candidate, together with a brief biographical sketch and a document indicating the candidate’s willingness to serve if elected.

Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable listing requirements and rules of the Nasdaq Stock Market.

During the year ended December 31, 2025, our Nominating and Corporate Governance Committee met four times.

Employee, Officer and Director Hedging

We have adopted a policy that no director, officer, employee or consultant of the Company may engage in any short term or speculative transactions involving securities of the Company. These prohibited speculative transactions include short sales, publicly traded options, hedging transactions, margin accounts and pledged securities, and standing and limit orders.

Process for Stockholders to Send Communications to our Board of Directors

Because we have always maintained open channels of communication with our stockholders, we do not have a formal policy that provides a process for stockholders to send communications to our Board. However, if a stockholder would like to send a communication to our Board, please address the letter to the attention of our corporate secretary, Eric West, and it will be distributed to each director.

Code of Conduct

We have adopted a code of conduct for all employees, including the chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Conduct”.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and consultants, including those persons serving in similar positions with our subsidiaries.  Our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us and our directors, officers, employees and consultants.  A copy of our Insider Trading Policy is filed as an exhibit to this Form 10-K/A.

Equity Award Grant Policies

Our Compensation Committee reviews and approves annual equity award grants to our executive officers. In doing so, our Compensation Committee takes into account the presence of any material nonpublic information concerning our Company when approving awards of options, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2025, our Compensation Committee did not grant any options to a named executive officer of the Company during the period commencing four business days prior to, and ending one business day following, our disclosure of any material nonpublic information by way of a report filed with the SEC or otherwise.

Compensation Recovery and Clawback Policies

On November 9, 2023, our Board approved the adoption of an Executive Officer Clawback  Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to those persons who served as our chief executive officer and our two other highest paid executive officers (collectively, our “named executive officers” or “NEOs”) for the years ended December 31, 2025 and 2024.

				Stock	All Other
		Salary	Bonus	Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Stephen Cotton,	2025	511,000	610,000	729,000	19,000	1,869,000
President and Chief Executive	2024	511,000	358,000	568,000	17,000	1,460,000
Officer

Eric West,	2025	173,000	197,000	286,000	10,000	666,000
Chief Financial Officer (2)	2024	193,000	0	0	15,000	208,000

Benjamin Taecker,	2025	308,000	271,000	210,000	17,000	806,000
Chief Engineering and	2024	300,000	105,000	147,000	20,000	572,000
Operating Officer

(1)

Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each restricted common stock award computed in accordance with the provisions of FASB ASC Topic 718 (using the closing price of our common stock on the date of grant). Assumptions used in the calculation of these amounts are included in Note 12, Stockholders’ Equity, of our audited consolidated financial statements for the year ended December 31, 2025.

(2)	Mr. West was appointed Chief Financial Officer effective May 19, 2025. Amounts reported for 2025 reflect compensation earned following his appointment as Chief Financial Officer. Amounts reported for 2024 reflect compensation earned while serving as Vice President of Finance.

Narrative Disclosure to Summary Compensation Table

Cotton Employment Agreement

Effective as of August 7, 2023, we entered into an amended and restated employment agreement with Mr. Cotton pursuant to which we agreed to pay Mr. Cotton a base salary of $491,400 effective as of March 5, 2023, along with reasonable and customary health insurance and other benefits, at our expense. Mr. Cotton will be eligible to receive short-term and long-term incentive bonuses with a target of 100% and 200% of his base salary, respectively, based on performance criteria approved by our Compensation Committee. In addition, the agreement provides Mr. Cotton with severance of two times his annual salary, a prorated bonus for the year of his termination and two years of health benefits in the event we terminate Mr. Cotton without cause or he resigns for good reason; provided, if he is terminated without cause or resigns for good reason within one year following a change of control of our Company, his severance will include two times his annual salary, two times his annual bonus, two years of health benefits and the immediate vesting of all unvested equity awards. The employment agreement provides for intellectual property assignment and confidentiality provisions that are customary in our industry.

Effective as of December 31, 2023, our Compensation Committee amended the employment agreement with Mr. Cotton to increase Mr. Cotton’s salary to $511,056 per year.

On December 19, 2024, our Compensation Committee also approved a bonus to Mr. Cotton in the form of 27,192 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. Cotton will receive one share of our common stock upon settlement of each RSU. The RSUs will settle in six equal semi-annual installments over a three-year period, subject to Mr. Cotton’s continuation of service to our Company.

On December 19, 2024, our Compensation Committee also approved a bonus to Mr. Cotton in the form of 4,530 PSUs granted under the 2019 Plan. The PSUs were issued pursuant to a Performance Stock Unit Award Agreement pursuant to which Mr. Cotton will receive one share of our common stock upon settlement of each PSU. The PSUs vest based on the TSR, which is based on the percentage difference between the current year 30-day average VWAP closing stock price at December 31, 2024 and a future date 30-day average VWAP closing stock price. The grant includes three measurement points—December 31, 2025, December 31, 2026, and December 31, 2027—at which one-third of the PSUs will be evaluated. TSR is paid out based on where our company compares with our peer group based on the following percentiles (50% at 25th percentile, 100% at 50th percentile, 200% at 75th percentile). The PSU vesting is subject to Mr. Cotton’s continuation of service to our Company.

On December 19, 2024, our Compensation Committee also approved a bonus to Mr. Cotton in the form of 4,530 PSUs granted under the 2019 Plan. The PSUs vest based on stock price targets that can be achieved anytime during the period but no later than three years after December 31, 2024. PSUs vest based upon hitting stock price hurdles (for five consecutive days closing prices) within three years of December 31, 2024. The stock vests in three hurdles, with one-third share vesting with a 50% increase in stock price, one-third vesting with a 100% increase in stock price and one-third vesting with a 150% increase in stock price. The base or starting stock price is calculated as the 30-day average VWAP closing price at December 31, 2024. The PSU vesting is subject to Mr. Cotton’s continuation of service to our Company.

On February 20, 2025, our Compensation Committee also approved a bonus to Mr. Cotton in the form of 3,710 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. Cotton will receive one share of our common stock upon settlement of each RSU. The RSUs will vest and be settled six months after the grant date, subject to Mr. Cotton’s continuation of service to our Company.

On August 19, 2025, our Compensation Committee also approved a bonus to Mr. Cotton in the form of 46,824 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. Cotton will receive one share of our common stock upon settlement of each RSU. The RSUs will settle in six equal semi-annual installments over a three-year period, subject to Mr. Cotton’s continuation of service to our Company.

On September 19, 2025, our Compensation Committee also approved a bonus to Mr. Cotton in the form of 11,250 fully vested shares under the 2019 Plan.

On October 13, 2025, our Compensation Committee also approved a bonus to Mr. Cotton in the form of 33,320 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. Cotton will receive one share of our common stock upon settlement of each RSU. The RSUs will settle in six equal semi-annual installments over a three-year period, subject to Mr. Cotton’s continuation of service to our Company.

On December 18, 2025, our Compensation Committee also approved a bonus to Mr. Cotton in the form of 14,749 fully vested shares under the 2019 Plan.

West Employment Agreement

Effective as of May 19, 2025, we entered into an employment agreement with Mr. West pursuant to which we agreed to pay Mr. West a base salary of $300,000, along with reasonable and customary health insurance and other benefits, at our expense. Mr. West will be eligible to receive short-term and long-term incentive bonuses with a target of 75% and 125% of his base salary, respectively, based on performance criteria approved by our Compensation Committee. In addition, the agreement provides Mr. West with severance of 12 months of his annual salary, a prorated bonus for the year of his termination and 12 months of health benefits in the event we terminate Mr. West without cause or he resigns for good reason; provided, if he is terminated without cause or resigns for good reason within one year following a change of control of our Company, his severance will include 18 months of his annual salary, 150% of his annual bonus, 18 months of health benefits and the immediate vesting of unvested equity awards. The employment agreement provides for intellectual property assignment and confidentiality provisions that are customary in our industry.

In connection with his appointment, we agreed to grant Mr. West 10,204 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. West will receive one share of our common stock upon settlement of each RSU. The RSUs will settle in six equal semi-annual installments over a three-year period, subject to Mr. West’s continuation of service to our Company.

On August 19, 2025, our Compensation Committee also approved a bonus to Mr. West in the form of 17,179 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. West will receive one share of our common stock upon settlement of each RSU. The RSUs will settle in six equal semi-annual installments over a three-year period, subject to Mr. West’s continuation of service to our Company.

On October 13, 2025, our Compensation Committee also approved a bonus to Mr. West in the form of 12,224 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. West will receive one share of our common stock upon settlement of each RSU. The RSUs will settle in six equal semi-annual installments over a three-year period, subject to Mr. West’s continuation of service to our Company.

Taecker Employment Agreement

Effective as of August 7, 2023, we entered into an amended and restated employment agreement with Mr. Taecker pursuant to which we agreed to pay Mr. Taecker a base salary of $273,000 effective as of March 5, 2023, along with reasonable and customary health insurance and other benefits, at our expense. Mr. Taecker will be eligible to receive short-term and long-term incentive bonuses with a target of 50% and 100% of his base salary, respectively, based on performance criteria approved by our Compensation Committee. In addition, the agreement provides Mr. Taecker with severance of 12 months of his annual salary, a prorated bonus for the year of his termination and 12 months of health benefits in the event we terminate Mr. Taecker without cause or he resigns for good reason; provided, if he is terminated without cause or resigns for good reason within one year following a change of control of our Company, his severance will include 18 months of his annual salary, 150% of his annual bonus, 18 months of health benefits and the immediate vesting of unvested equity awards. The employment agreement provides for intellectual property assignment and confidentiality provisions that are customary in our industry.

Effective as of December 31, 2023, our Compensation Committee amended the employment agreement with Mr. Taecker, to increase Mr. Taecker’s salary to $300,300 per year.

On December 19, 2024, our Compensation Committee also approved a bonus to Mr. Taecker in the form of 7,989 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. Taecker will receive one share of our common stock upon settlement of each RSU. The RSUs will settle in six equal semi-annual installments over a three-year period, subject to Mr. Taecker’s continuation of service to our Company.

On December 19, 2024, our Compensation Committee also approved a bonus to Mr. Taecker in the form of 1,329 PSUs granted under the 2019 Plan. The PSUs were issued pursuant to a Performance Stock Unit Award Agreement pursuant to which Mr. Taecker will receive one share of our common stock upon settlement of each PSU. The PSUs vest based on the TSR, which is based on the percentage difference between the current year 30-day average VWAP closing stock price at December 31, 2024 and a future date 30-day average VWAP closing stock price. The grant includes three measurement points—December 31, 2025, December 31, 2026, and December 31, 2027—at which one-third of the PSUs will be evaluated. TSR is paid out based on where our Company compares with our peer group based on the following percentiles (50% at 25th percentile, 100% at 50th percentile, 200% at 75th percentile). The PSU vesting is subject to Mr. Taecker’s continuation of service to our Company.

On December 19, 2024, our Compensation Committee also approved a bonus to Mr. Taecker in the form of 1,329 PSUs granted under the 2019 Plan. The PSUs vest based on stock price targets that can be achieved anytime during the period but no later than three years after December 31, 2024. PSUs vest based upon hitting stock price hurdles (for five consecutive days closing prices) within three years of December 31, 2024. The stock vests in three hurdles, with one-third share vesting with a 50% increase in stock price, one-third vesting with a 100% increase in stock price and one-third vesting with a 150% increase in stock price. The base or starting stock price is calculated as the 30-day average VWAP closing price at December 31, 2024. The PSU vesting is subject to Mr. Taecker’s continuation of service to our Company.

Effective as of March 23, 2025, our Compensation Committee amended the employment agreement with Mr. Taecker, to increase Mr. Taecker’s salary to $310,810 per year.

On February 20, 2025, our Compensation Committee also approved a bonus to Mr. Taecker in the form of 2,180 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. Taecker will receive one share of our common stock upon settlement of each RSU. The RSUs will vest and be settled six months after the grant date, subject to Mr. Taecker’s continuation of service to our Company.

On August 19, 2025, our Compensation Committee also approved a bonus to Mr. Taecker in the form of 14,238 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. Taecker will receive one share of our common stock upon settlement of each RSU. The RSUs will settle in six equal semi-annual installments over a three-year period, subject to Mr. Taecker’s continuation of service to our Company.

On October 13, 2025, our Compensation Committee also approved a bonus to Mr. Taecker in the form of 10,132 RSUs granted under the 2019 Plan. The RSUs were issued pursuant to a Restricted Stock Unit Award Agreement pursuant to which Mr. Taecker will receive one share of our common stock upon settlement of each RSU. The RSUs will settle in six equal semi-annual installments over a three-year period, subject to Mr. Taecker’s continuation of service to our Company.

Potential Payments upon Termination

As noted above, the employment agreements for Messrs. Cotton, West, and Taecker entitle each officer to a severance payment and related benefits in the event of our termination of their employment without cause or their resignation for good reason.

If a qualifying involuntary termination had occurred on December 31, 2025, Messrs. Cotton, West, and Taecker would have been eligible to receive the following amounts:

			Health
	Base	Prorated	Insurance
	Salary	Annual Bonus	Premiums (1)	Total
Name	($)	($)	($)	($)
Stephen Cotton	1,022,000	511,000	31,000	$1,564,000
Eric West	300,000	225,000	0	$525,000
Benjamin Taecker	311,000	156,000	31,000	$498,000

(1)	Calculated using the monthly COBRA amount based on health insurance elections at December 31, 2025.

Outstanding Equity Awards at December 31, 2025

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units of Stock that have not vested	Market value of Units of Stock that have not vested

Stephen Cotton					1,058	$5,078	(1)
					3,414	$16,387	(2)
					22,660	$108,768	(3)
					2,100	$10,080	(4)
					3,020	$14,496	(5)
					4,530	$21,744	(6)
					46,824	$224,755	(8)
					33,320	$159,936	(9)
Eric West					8,504	$40,819	(10)
					17,179	$82,459	(8)
					12,224	$58,675	(9)
Benjamin Taecker					294	$1,411	(1)
					948	$4,550	(2)
					6,658	$31,958	(3)
					13	$62	(4)
					866	$4,253	(5)
					1,329	$6,379	(6)
					326	$1,565	(7)
					14,238	$68,342	(8)
					10,132	$48,633	(9)

(1)	These RSUs were awarded on December 12, 2022. The RSUs vest in six equal semi-annual installments over a three-year period.
(2)	These RSUs were awarded on December 12, 2023. The RSUs vest in six equal semi-annual installments over a three-year period.
(3)	These RSUs were awarded on December 19, 2024. The RSUs vest in six equal semi-annual installments over a three-year period.
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

(5)

These PSUs were awarded on December 19, 2024. The PSUs vest based on the TSR, which is based on the percentage difference between the current year 30-day average VWAP closing stock price at December 31, 2024 and a future date 30-day average VWAP closing stock price. The grant includes three measurement points—December 31, 2026, and December 31, 2027—at which one-third of the PSUs will be evaluated. TSR is paid out based on where our Company compares with our peer group based on the following percentiles (50% at 25th percentile, 100% at 50th percentile, 200% at 75th percentile).

(6)

These PSUs were awarded on December 19, 2024. The PSUs vest based on Stock price targets that can be achieved anytime during the period but no later than 3 years after December 31, 2024. PSUs vest based upon hitting stock price hurdles (for five consecutive days closing prices) within three years of December 31, 2024. The stock vests in three hurdles, with one-third share vesting with a 50% increase in stock price, one-third vesting with a 100% increase in stock price and one-third vesting with a 150% increase in stock price. The base or starting stock price is calculated as the 30-day average VWAP closing price at December 31, 2024.

(7)	These RSUs were awarded on December 29, 2023. The RSUs vest in six equal semi-annual installments over a three-year period.
(8)	These RSUs were awarded on August 19, 2025. The RSUs vest in six equal semi-annual installments over a three-year period.
(9)	These RSUs were awarded on October 13, 2025. The RSUs vest in six equal semi-annual installments over a three-year period.
(10)	These RSUs were awarded on May 19, 2025. The RSUs vest in six equal semi-annual installments over a three-year period.

Pay versus Performance

The following table sets forth compensation information for our chief executive officer and our other named executive officers for purposes of comparing their compensation to the value of our shareholders’ investments and our net income, calculated in accordance with SEC regulations, for fiscal years 2025, 2024 and 2023.

Year	Summary Compensation Table Total for CEO	Compensation Actually Paid to CEO	Average Summary Compensation Table Total for Non-CEO NEOs	Average Compensation Actually Paid to Non-CEO NEOs	Total Shareholder Return	Net Income
	(1)	(2)	(3)	(4)	(5)
2025	$1,869,000	$62,198	$736,313	$314,630	$1.92	$(22,646,000)
2024	$1,460,000	$869,740	$720,500	$737,667	$10.08	$(24,555,000)
2023	$2,463,000	$1,447,590	$1,009,333	$725,337	$60.80	$(23,938,000)

(1)	The dollar amounts reported are the amounts of total compensation reported for our CEO, Mr. Cotton, in the Summary Compensation Table for fiscal years 2025, 2024 and 2023.
(2)

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

(3)

The dollar amounts reported are the average of the total compensation reported for our NEOs, other than our CEO, namely Mr. West and Mr. Taecker in the Summary Compensation Table for fiscal year 2025. Mr. Judd Merrill (our former chief financial officer) and Mr. Taecker were included in 2024 and 2023.

(4)

The dollar amounts reported represent the average amount of “compensation actually paid”, as computed in accordance with SEC rules, for our NEOs, other than our CEO.  The dollar amounts reported are the average of the total compensation reported for our NEOs, other than our CEO in the Summary Compensation Table for fiscal years 2025, 2024 and 2023, but also include (i) the year-end value of equity awards granted during the reported year, (ii) the change in the value of equity awards that were unvested at the end of the prior year, measured through the date the awards vested, or through the end of the reported fiscal year, and (iii) value of equity awards issued and vested during the reported fiscal year. See Table below for further information.

(5)

Reflects the cumulative shareholder return, computed in accordance with SEC rules, as of the end of each fiscal year assuming (i) an investment of $100 in our common shares at a price per share equal to $24.60, the closing price of our common stock on December 31, 2021 and (ii) the valuation of those shares as of the last trading day in 2023, 2024 and 2025 based on the closing prices for our common stock as of the those dates of $152.00, $25.20 and $4.80, respectively.

CEO Equity Award Adjustment Breakout

Year	Summary Compensation Table Total	Grant Date Fair Value of Equity Awards Granted in Fiscal Year	Change in Pension Value	Pension Service Cost and Associated Prior Service Cost	Fair Value at Fiscal Year End of Outstanding and Unvested Equity Awards Granted in the Fiscal Year	Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Fiscal Years	Fair Value at Vesting of Equity Awards Granted and Vested in the Fiscal Year	Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Fiscal Years that Vested in the Fiscal Year	Fair Value as of the Prior Fiscal Year End of Equity Awards Granted in Prior Fiscal Years that Failed to Meet Vesting Conditions in the Fiscal Year	Value of Dividends or Other Earnings Paid on Equity Awards Not Otherwise Reflected in Total Compensation	Compensation Actually Paid
					(1)	(2)	(3)	(4)	(5)	(6)
2025	$1,869,000	$(729,051)	$0	$0	$384,691	$(758,323)	$126,880	$(766,629)	$(64,421)	$0	$62,198
2024	$1,460,000	$(568,000)	$0	$0	$1,633,561	$(1,409,158)	$0	$(246,663)	$0	$0	$869,740
2023	$2,463,000	$(1,405,000)	$0	$0	$1,248,224	$(775,034)	$0	$(83,599)	$0	$0	$1,447,590

(1)	Add the fair value as of the end of the covered fiscal year of all awards granted during the covered fiscal year that are outstanding and unvested as of the end of the covered fiscal year.
(2)

Add the amount equal to the change as of the end of the covered fiscal year (from the end of the prior fiscal year) in fair value (whether positive or negative) of any awards granted in any prior fiscal year that are outstanding and unvested as of the end of the covered fiscal year.

(3)	Add, for awards that are granted and vest in the same year, the fair value as of the vesting date.
(4)

Add the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value (whether positive or negative) of any awards granted in any prior fiscal year for which all applicable vesting conditions were satisfied at the end of or during the covered fiscal year.

(5)

Subtract, for any awards granted in any prior fiscal year that fail to meet the applicable vesting conditions during the covered fiscal year, the amount equal to the fair value at the end of the prior fiscal year.

(6)

Add the dollar value of any dividends or other earnings paid on stock or option awards in the covered fiscal year prior to the vesting date that are not otherwise included in the total compensation for the covered fiscal year.

Non-CEO NEO Equity Award Adjustment Breakout

Year	Summary Compensation Table Total	(Minus): Grant Date Fair Value of Equity Awards Granted in Fiscal Year	(Minus): Change in Pension Value	Plus: Pension Service Cost and Associated Prior Service Cost	Plus: Fair Value at Fiscal Year End of Outstanding and Unvested Equity Awards Granted in the Fiscal Year	Plus/(Minus): Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Fiscal Years	Plus: Fair Value at Vesting of Equity Awards Granted and Vested in the Fiscal Year	Plus/(Minus): Change in Fair Value as of the Vesting Date of Equity Awards Granted in Prior Fiscal Years that Vested in the Fiscal Year	(Minus): Fair Value as of the Prior Fiscal Year End of Equity Awards Granted in Prior Fiscal Years that Failed to Meet Vesting Conditions in the Fiscal Year	Plus: Value of Dividends or Other Earnings Paid on Equity Awards Not Otherwise Reflected in Total Compensation	Compensation Actually Paid
					(1)	(2)	(3)	(4)	(5)	(6)
2025	$731,313	$(248,055)	$0	$0	$149,465	$(113,804)	$6,120	$(205,945)	$(9,463)	$0	$314,630
2024	$720,500	$(195,500)	$0	$0	$797,467	$(489,252)	$0	$(95,548)	$0	$0	$737,667
2023	$1,009,333	$(460,000)	$0	$0	$410,807	$(222,200)	$0	$(12,603)	$0	$0	$725,337

(1)	Add the fair value as of the end of the covered fiscal year of all awards granted during the covered fiscal year that are outstanding and unvested as of the end of the covered fiscal year.
(2)

Add the amount equal to the change as of the end of the covered fiscal year (from the end of the prior fiscal year) in fair value (whether positive or negative) of any awards granted in any prior fiscal year that are outstanding and unvested as of the end of the covered fiscal year.

(3)	Add, for awards that are granted and vest in the same year, the fair value as of the vesting date.
(4)

Add the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value (whether positive or negative) of any awards granted in any prior fiscal year for which all applicable vesting conditions were satisfied at the end of or during the covered fiscal year.

(5)

Subtract, for any awards granted in any prior fiscal year that fail to meet the applicable vesting conditions during the covered fiscal year, the amount equal to the fair value at the end of the prior fiscal year.

(6)

Add the dollar value of any dividends or other earnings paid on stock or option awards in the covered fiscal year prior to the vesting date that are not otherwise included in the total compensation for the covered fiscal year.

Relationship between Pay and Performance

"Compensation actually paid" to our CEO decreased from $1,447,590 in 2023 to $869,740 in 2024, and subsequently decreased to $62,198 in 2025. Similarly, average “compensation actually paid” to our non-CEO NEOs increased from $725,337 in 2023 to $737,667 in 2024, and then subsequently decreased to $314,630 in 2025. These aforementioned changes in "compensation actually paid" are in line with the changes in our total shareholder return (TSR) as set forth in the above table: our TSR decreased by 51% between 2023 and 2024, and our TSR decreased by 8% between 2024 and 2025. In addition, the changes in "compensation actually paid" are in line with the changes in our net loss: that is, our net loss increased by 3% from $(23,938,000) in 2023 to $(24,555,000) in 2024, and decreased by 8% to $(22,646,000) in 2025.

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

Process for Determining Executive Compensation

Use of Peer Group and Benchmarking

Our compensation peer group was developed by identifying companies reasonably similar to us in terms of industry profile, business model, and size (market capitalization given our pre-revenue status). Given the limited number of directly comparable U.S. publicly traded sustainable lithium-ion battery recycling companies, our peer group was expanded to include broader recycling, battery manufacturing, battery materials, and patented technology companies. Below is a list of the companies our Compensation Committee approved for inclusion in our compensation peer group with respect to executive officer compensation levels for fiscal 2025:

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

The positions of our named executive officers were compared to similar positions in our compensation peer group, and the compensation levels for comparable positions in the peer group were reviewed for guidance in determining:

●	base salaries;

●	target bonus opportunity under our short-term incentive plan; and

●	the amount of equity awards under our long-term incentive plan.

Our Compensation Committee approves base salaries, STIP awards and LTIP awards on a case-by-case basis for each NEO, taking into account, among other things, individual and Company performance, role expertise and experience and the competitive market, advancement potential, recruiting needs, internal equity, retention requirements, succession planning, and best compensation governance practices. Our Compensation Committee does not tie individual compensation to specific target percentiles, but rather reviews the range of market data as one input in informing pay decisions.

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

●

An annual grant of $75,000 of restricted stock units to the Chairman, $60,000 of restricted stock units to the Audit Committee Chairman and $50,000 of restricted stock units to all other independent directors. Each board member is only eligible to be granted one allotment of annual restricted stock units.

The following table sets forth the compensation we paid to our independent directors during the year ended December 31, 2025. Molly Zhang resigned from our Board in May 2025.

	Fees	Option	Stock
	Earned or	Awards	Awards	All Other
	Paid in	(1)	(2)	Compensation	Total
Name	Cash ($)	($)	($)	($)	($)
Vincent L. DiVito	$158,000	$-	$97,000	$-	$255,000
Steven K. Henderson	$58,000	$-	$81,000	$-	$139,000
Eric Gangloff	$84,000	$-	$77,000	$-	$161,000
Molly Zhang	$47,000	$-	$80,000	$-	$127,000

(1)

The dollar amounts in Option Awards column above reflect the values of options as of the grant date in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements for the year ended December 31, 2025.

(2)

Amounts shown in this column do not reflect dollar amounts actually received by our directors. Instead, these amounts reflect the aggregate grant date fair value of each restricted common stock award computed in accordance with the provisions of FASB ASC Topic 718 (using the closing price of our common stock on the date of grant). Assumptions used in the calculation of these amounts are included in Note 12, Stockholders’ Equity, of our audited consolidated financial statements for the year ended December 31, 2025.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 27, 2026 by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
●	each of our directors and executive officers; and
●	all directors and executive officers as a group.

The beneficial ownership of each person was calculated based on 3,357,660 common shares issued and outstanding as of April 27, 2026. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share. Unless otherwise indicated, the address for each reporting person is 5370 Kietzke Lane, #201. Reno, Nevada 89511.

Name of Executive Officer or Directors	Number of Shares	Percentage Owned
Stephen Cotton	151,231	4.5%
Eric West	32,317	1%
Benjamin Taecker	36,708	1%
Vincent L. DiVito	13,193	*
Eric Gangloff	11,562	*
Steven K. Henderson	5,055	*
Directors and executive officers as a group (6 persons)	250,066	7.38%

* Less than 1%

Name and Address of 5% + Holders	Number of Shares	Percentage Owned
N/A

Equity Compensation Plan Information

As of December 31, 2025, the only outstanding equity awards under the 2019 Plan were restricted stock units. The following table sets forth the number the securities to be issued upon the settlement of restricted stock units, and the number of securities remaining available for future issuance, under our 2019 Plan at December 31, 2025.

Plan category	Number of Securities to be Issued Upon Settlement of Restricted Stock Units	Weighted-Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation 2019 Plan
Equity compensation plans approved by security holders	247,478	—	37,749
Equity compensation plans not approved by security holders	—	—	—
Total	247,478	—	37,749

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Related Party Transactions

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

In February 2023, we entered into a $3 million secured debt facility with Summit Investment Services, LLC, an entity controlled by a member of our Board of directors, Eric Gangloff. The indebtedness under the Summit debt facility was secured by all of our assets, with a few exceptions. All principal and interest under the Summit debt facility was repaid on June 11, 2025. Please see Note 10 to our audited consolidated financial statements for a more complete description of the Summit debt facility.

On December 18, 2024, we entered into a Securities Purchase Agreement with eight accredited investors, including all of our current executive officers and most of our directors, in connection with a private placement of secured promissory notes (“Notes”) in the aggregate principal amount of $1,500,000 and common stock purchase warrants (“Warrants”) to purchase 750,000 shares of our common stock. The Securities Purchase Agreement includes customary representations, warranties, and covenants by the investors and us. Certain of our current officers and directors of the Company purchased Notes in the aggregate amount of $1,200,000.

Since January 1, 2024, we have not entered into any other transactions where the amount exceeded the lesser of $120,000 or one percent (1%) of the average of our total assets at December 31, 2025 and 2024 with any of our directors, officers, beneficial owners of five percent or more of our common shares, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a material financial interest, other than the compensatory arrangements with our executive officers and directors described elsewhere in this Form 10-K/A.

Director Independence

Generally, under the listing requirements and rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed Company’s board of directors. Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board has determined that, other than Mr. Cotton, by virtue of his executive officer position, none of our current directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making this determination, our Board considered the current and prior relationships that each nonemployee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq Stock Market rules, as of the date of this Form 10-K/A.

Item 14.	Principal Accountant Fees and Services

Fees Incurred for Services by Principal Accountant

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2025 and 2024 by Forvis Mazars, LLP, our independent registered public accounting firm, for the audit of our consolidated financial statements for the years ended December 31, 2025 and 2024. All such services and fees were pre-approved by the Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Fee Category	2025	2024
Audit Fees(1)	$388,000	$433,000
Total Fees	$388,000	$433,000

(1)

“Audit Fees” consist of fees for the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with regulatory filings, equity offerings or engagements.

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

The Audit Committee considered the compatibility of the provision of other services by its registered public accountant with the maintenance of their independence. The Audit Committee approved all of the services provided under Audit Fees in 2025 and 2024.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Number	Exhibit Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21, 2022.

3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.

3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.

3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 21, 2022.

3.6	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 1, 2024.

4.1	Specimen Certificate representing shares of common stock of Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 20, 2015.

4.2	Warrant dated August 4, 2023 issued to Network 1 Financial Services, Inc.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

4.3	Warrant dated July 21, 2023 issued to The Benchmark Company, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

4.4	Warrant dated January 22, 2019 issued to National Securities Corporation	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 17, 2019.

4.5	Form of Non-Redeemable Common Stock Purchase Warrant issued to investors in May 2024 public offering	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 15, 2024.

4.6	Form of Warrant Agency Agreement to be entered into between the Company and VStock Transfer, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 15, 2024.

4.7	Form of Underwriter Warrant to be issued to the Benchmark Company, LLC in May 2024 public offering	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 15, 2024.

4.8	Form of Common Stock Purchase Warrant issued to investors in December 2024 private placement	Incorporated by reference from the Registrant’s Current Report on Form 10-K filed March 31, 2025.

4.9	Form of Common Stock Purchase Warrant issued to investor in October 2025 private placement	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 16, 2025.

4.10	Description of Capital Stock	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 25, 2022.

10.1	Form of Indemnification Agreement entered into by the Registrant with its Officers and Directors	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.

10.2*	Aqua Metals, Inc. Officer and Director Share Purchase Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2017.

10.3*	Aqua Metals 2019 Stock Incentive Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on March 4, 2019.

10.4*	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Registrant and Stephen Cotton	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

10.5*	Amended and Restated Executive Employment Agreement dated August 7, 2023 between the Registrant and Benjamin Taecker	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

10.6*	Amended and Restated Aqua Metals 2022 Employee Stock Purchase Plan	Incorporated by reference from the Registrant's Definitive Proxy Statement filed on April 5, 2023.

10.7*	Amended and Restated Executive Employment Agreement dated May 19, 2025 between the Registrant and Eric West	Filed electronically herewith.

19.1	Aqua Metals Insider Trading Policy	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2025.

21.1	List of subsidiaries of Registrant	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

23.1	Consent of Forvis Mazars, LLP, Independent Registered Public Accounting Firm	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2026.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2026.

97.1	Aqua Metals Executive Officer Clawback Policy	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 28, 2024.

101.INS	Inline XBRL Instance Document	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date: April 30, 2026	By:	/s/ Stephen Cotton
Stephen Cotton
President and Chief Executive Officer