Form 10-Q
period 2026-03-31
Aqua Metals, Inc.
filed 2026-05-14
CIK 1621832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 8, 2026, there were 3,362,006 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$6,816	$10,810
Note receivable - LION ENERGY, net	3,663	2,069
Interest receivable - LION ENERGY	60	—
Inventory	244	244
Prepaid expenses and other current assets	313	282
Total current assets	11,096	13,405

Non-current assets
Property and equipment, net	5,566	5,763
Intellectual property, net	61	76
Other assets	397	462
Total non-current assets	6,024	6,301

Total assets	$17,120	$19,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$839	$547
Accrued expenses	2,457	3,570
Lease liability, current portion	321	311
Total current liabilities	3,617	4,428

Non-current liabilities
Lease liability, non-current portion	197	281
Warrant liability	180	227
Total liabilities	3,994	4,936

Commitments and contingencies (see Note 13)

Stockholders’ equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 3,357,289 and 3,350,604, shares issued and outstanding as of March 31, 2026, respectively and 3,004,898 and 2,999,592 shares issued and outstanding as of December 31, 2025, respectively	3	3
Additional paid-in capital	287,525	285,212
Accumulated deficit	(274,370)	(270,416)
Treasury stock, at cost; common shares: 6,685 and 5,306 as of March 31, 2026 and December 31, 2025, respectively	(32)	(29)
Total stockholders’ equity	13,126	14,770

Total liabilities and stockholders’ equity	$17,120	$19,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025

Operating cost and expense
Plant operations	$501	$724
Research and development cost	282	336
Impairment and loss on disposal of property, plant and equipment	—	5,247
Provision for credit losses	437	—
General and administrative expense	2,920	2,376
Total operating expense	4,140	8,683

Loss from operations	(4,140)	(8,683)

Other income and (expense)
Interest expense	(8)	(403)
Interest and other income	149	280
Change in fair value of warrant liability	47	491

Total other income, net	188	368

Loss before income tax expense	(3,952)	(8,315)

Income tax expense	2	—

Net loss	(3,954)	(8,315)

Weighted average shares outstanding, basic and diluted	3,236,557	809,571

Basic and diluted net loss per share	$(1.22)	$(10.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balances, December 31, 2025	2,999,592	$3	$285,212	$(270,416)	5,306	$(29)	$14,770

Stock-based compensation	—	—	450	—	—	—	450
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	20,663	—	(53)	—	1,379	(3)	(56)
Common stock issued for employee stock purchase plan sales	131,569	—	621	—	—	—	621
Common stock issued for ATM share sales, net of $33 transaction costs	198,780	—	1,295	—	—	—	1,295
Net loss	—	—	—	(3,954)	—	—	(3,954)

Balances, March 31, 2026	3,350,604	$3	$287,525	$(274,370)	6,685	$(32)	$13,126

Balances, December 31, 2024	773,084	$1	$264,205	$(247,770)	2,942	$(192)	$16,244

Stock-based compensation	—	—	455	—	—	—	455
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	3,522	—	(192)	—	(294)	125	(67)
Common stock issued for ATM share sales, net of $34 transaction costs	59,648	—	1,214	—	—	—	1,214
Net loss	—	—	—	(8,315)	—	—	(8,315)

Balances, March 31, 2025	836,254	$1	$265,682	$(256,085)	2,648	$(67)	$9,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,954)	$(8,315)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	261	280
Amortization of intellectual property	15	18
Stock-based compensation	450	701
Change in fair value of warrant liability	(47)	(491)
Amortization of deferred financing costs	—	243
Impairment and loss on disposal of property, plant and equipment	—	5,247
Non-cash interest (income) expense	(60)	74
Non-cash note receivable contribution	(31)	—
Provision for credit losses	437	—
Changes in operating assets and liabilities
Accounts receivable	—	(128)
Inventory	—	6
Prepaid expenses and other current assets	(31)	(43)
Accounts payable	292	(136)
Accrued expenses	(1,113)	(650)
Other assets and liabilities	(63)	441
Net cash used in operating activities	(3,844)	(2,753)

Cash flows from investing activities:
Payments for note receivable - LION ENERGY	(2,000)	—
Purchases of property, plant and equipment	—	(289)
Proceeds from note receivable - LINICO	—	100
Proceeds from refund of equipment deposit	—	(186)
Net cash used in investing activities	(2,000)	(375)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	621	—
Principal payments on notes payable	—	(500)
Principal payments on finance leases	(10)	—
Cash paid cash in lieu of fractional shares reverse split	—	(10)
Cash paid for tax withholdings on RSUs vesting	(56)	(66)
Proceeds from ATM, net	1,295	1,214
Net cash provided by financing activities	1,850	638

Net decrease in cash and cash equivalents	(3,994)	(2,490)
Cash and cash equivalents at beginning of period	10,810	4,079
Cash and cash equivalents at end of period	$6,816	$1,589

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$—
Cash paid for interest	$8	$86

Supplemental disclosure of non-cash transactions
Acquisitions of property, plant and equipment included in accounts payable	$—	$181

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

Liquidity and Going Concern Assessment

For the three months ended March 31, 2026 and 2025, the Company reported a net loss of $3,954,000 and $8,315,000, respectively, and negative cash from operations of $3,844,000 and $2,753,000, respectively. As of  March 31, 2026, the Company had cash and cash equivalents of approximately $6,816,000, working capital of approximately $7,479,000 and an accumulated deficit of $274,370,000. The decrease in net loss during the three months ended March 31, 2026 was due mainly to a non-cash impairment expense of $5,247,000 related to construction-in-progress for the facility located at TRIC. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future.

As an additional liquidity source, the Company maintains an At-the-Market (“ATM”) offering program. Under the ATM Sales Agreement with The Benchmark Company, LLC (“Benchmark”), the Company was permitted to offer and sell shares of its common stock, par value $0.001 per share, from time to time through Benchmark, acting as sales agent, with an aggregate offering price of up to $30,000,000, later increased to $50,000,000. Sales of common stock, if any, under the ATM program are deemed to be “at-the-market” offerings as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. During the three months ended March 31, 2026, the Company sold an aggregate of 198,780 shares of common stock for net proceeds of approximately $1,295,000, after deducting commissions and offering expenses. As of  March 31, 2026, $48,600,000 remains available for issuance under the ATM program. Further details of the agreement are included in Note 11 – Stockholders’ equity.

In addition to the ATM, the Company also maintains an equity line of credit with Lincoln Park Capital Fund, LLC (“ELOC”) providing for aggregate sales of up to $10,000,000 of common stock. However, pursuant to the securities purchase agreement entered into in connection with the Company’s  October 2025 registered direct offering, the Company is restricted from entering into certain variable rate transactions, which limits the Company’s ability to utilize the Lincoln Park facility for a period of twelve months following the closing of that transaction. The Company  may issue additional shares under the facility in the future, subject to the terms of the agreement and applicable registration requirements. Further details of the agreement and accounting treatment are included in Note 11 – Stockholders’ equity.

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

2. Summary of significant accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2025, as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2026. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Aqua Metals, Inc. and subsidiaries (collectively, the “Company” or “Aqua Metals”) have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2025, which are included on Form 10-K filed with the Securities and Exchange Commission on March 31, 2026. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual consolidated financial statements.

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 2026 and March 31, 2025 and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and March 31, 2025, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements as of such date, but it does not include all disclosures required by U.S. GAAP for annual presentation.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the year ending  December 31, 2026.

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

Allowance for credit losses

The Company follows the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses, to estimate expected credit losses for financial assets measured at amortized cost, including notes receivable and participation interests. ASC 326 requires the use of a current expected credit loss (“CECL”) methodology, which requires management to estimate lifetime expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts.

The Company evaluates collectability by considering available information relevant to the collectability of the asset, including the financial condition of the borrower, underlying collateral values, expected repayment structure, current economic conditions, and other relevant factors. Financial assets are presented net of the allowance for credit losses in the condensed consolidated balance sheets, with changes in the allowance recognized in the condensed consolidated statements of operations. Financial assets are evaluated for expected credit losses on an individual basis when similar risk characteristics do not exist. The Company reassesses the adequacy of the allowance for credit losses at each reporting period and adjusts the allowance as necessary based on changes in facts and circumstances.

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

As of  March 31, 2026 and  December 31, 2025, the Company had a Level 3 warrant liability related to freestanding warrants issued in connection with a private placement transaction that is measured at fair value on a recurring basis.

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

	Three Months Ended March 31,
Excluded potentially dilutive weighted average securities (1):	2026	2025

Unvested restricted stock units	261,381	20,832
Financing warrants to purchase common stock	1,316,180	182,386
Total potential dilutive weighted average securities	1,577,561	203,218

(1) Securities are presented on a weighted average outstanding calculation as required if the securities were dilutive and adjusted to give effect to the August 4, 2025 reverse stock splits.

Segment and geographic information

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and in assessing performance. The CODM views its operations and manages its business in one operating segment. For further discussion related to segment reporting, please refer to Note 12 - Segment reporting.

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

In   September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends certain aspects for the accounting and disclosure of internal-use software by replacing prescriptive project-stage guidance with a principles-based capitalization model that applies to all development approaches. Capitalization begins when management authorizes and commits to fund a project and it is probable the software will be completed and used as intended, while development uncertainty defers capitalization until resolved. The ASU also integrates website-development guidance, aligns software disclosures with those for property, plant and equipment. The amendments are effective for fiscal years beginning after  December 15, 2027, including interim periods, with early adoption permitted. The Company is evaluating the impact of this ASU and does not expect a material effect on its consolidated financial statements upon adoption.

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Note receivable, net

On  December 1, 2025, the Company entered into an agreement with Lion Energy, LLC (“Lion Energy”) pursuant to which the Company provided $2,069,000 of short-term financing to Lion Energy. Under the arrangement, repayment was due no later than  December 30, 2025.  As of  December 31, 2025, the entire amount remained outstanding and was recorded as a note receivable in the condensed consolidated balance sheet.

On  February 6, 2026, the Company entered into a non-binding term sheet contemplating a potential acquisition of Lion Energy and purchased a subordinated participation interest in Lion Energy’s senior secured credit facility, which finances Lion Energy’s working capital needs. Lion Energy was in default under the underlying credit facility as of March 31, 2026. As a result of the default provisions under the underlying revolving credit facility, the participation interest has been classified as a current asset in the accompanying condensed consolidated balance sheet.

In connection with this arrangement, the Company contributed $2,100,000 which includes the original note receivable balance and approximately $31,000 of accrued interest and related costs and advanced an additional $2,000,000 to acquire the participation interest. The participation interest is subordinated to the senior secured lender and is subject to the terms and conditions of the underlying credit facility. The note accrues interest at a rate equal to the adjusted term SOFR rate plus an applicable margin and is subject to increased rates upon the occurrence of an event of default. For the three months ended March 31, 2026, we accrued approximately $60,000 in interest receivable. On May 11, 2026, we elected to terminate the Lion Energy term sheet, although we continue to pursue discussions with Lion Energy concerning a business combination on different terms. There can be no assurance we will be able to successfully conclude any agreement with Lion Energy.

The Company evaluates the Lion Energy exposure individually due to its borrower-specific credit characteristics. The Company monitors credit quality based on Lion Energy’s operating performance, liquidity, compliance with its senior secured credit facility, collateral coverage, lender priority, and available credit support. The Company estimated expected credit losses using a probability-weighted scenario analysis that considered potential recovery outcomes, expected collateral recoveries, the senior lender’s priority claim, estimated costs to realize collateral, and available credit support. Based on this analysis, the Company recorded an allowance for credit losses of approximately $437,000 as of March 31, 2026. The estimate is sensitive to changes in assumptions and future developments, including the enforceability of available credit support and recoverability of Lion Energy’s inventory and accounts receivable.

The table below summarizes the allowance for credit loss balance for the three months ended March 31, 2026 (in thousands):

Amount

Balance as of January 1, 2026	$-
Provision for credit losses	437
Balance as of March 31, 2026	$437

4. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

Raw materials	$244	$244
Total inventory	$244	$244

5. Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	March 31, 2026	December 31, 2025

Operational equipment	3 - 10	$3,456	$3,456
Lab equipment	5	1,031	1,031
Computer equipment	3	107	107
Office furniture and equipment	3	87	87
Leasehold improvements	2.5	80	80
Equipment under construction		3,990	3,990
		8,751	8,751
Less: accumulated depreciation		(3,185)	(2,988)

Total property and equipment, net		$5,566	$5,763

Property and equipment depreciation expense was $197,000 and $221,000 for the three months ended March 31, 2026 and  March 31, 2025, respectively. Equipment under construction is comprised of our lithium-ion battery recycling commercial equipment along with various components being manufactured or installed by the Company.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Other assets

Other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Nevada facilities Right of Use Assets (1)	$377	$442
Other assets	20	20
Total other assets, non-current	$397	$462

(1) See Footnote 8.

7. Accrued expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Property and equipment related	$560	$560
Payroll related	681	2,060
Professional services	1,153	825
Other	63	125
Total accrued expenses	$2,457	$3,570

8. Leases

As of March 31, 2026, the Company maintained one finance lease for equipment and two operating leases for real estate. The operating leases had terms of 36 and 37 months and included one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets.

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

Based on the present value of the lease payments for the remaining lease term of the Company's existing operating leases, as of  March 31, 2026, total right-of-use assets were approximately $377,000, and operating lease liabilities were approximately $386,000.

The Company currently maintains one finance lease for equipment. On April 1, 2024, the Company entered into a finance lease for laboratory equipment which expires in 2029. The Company's obligation to make finance lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's consolidated balance sheets. As of  March 31, 2026 total finance lease liabilities were $132,000.

Information related to the Company's right-of-use assets and related lease liabilities were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for operating lease liabilities	$74	$73
Operating lease cost	$75	$72

Cash paid for finance lease liabilities	$12	$12
Interest expense	$2	$2

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term (years) - operating leases	1.4	1.9
Weighted-average discount rate - operating leases	10.23%	10.50%

Weighted-average remaining lease term (years) - finance leases	3.0	4.0
Weighted-average discount rate - finance leases	4.85%	4.85%

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future maturities of lease liabilities as of March 31, 2026 are as follows (in thousands):

Due in 12-month period ended March 31,
	Operating Leases	Finance Leases
2026	$304	$47
2027	111	47
2028	—	47
Less imputed interest	(29)	(9)
Total lease liabilities	$386	$132

Current lease liabilities	$279	$42
Non-current lease liabilities	107	90
Total lease liabilities	$386	$132

9. Warrant liability

The Company accounted for the warrants to purchase 75,000 shares, issued in connection with the December 18, 2024 Securities Purchase Agreement, in accordance with applicable accounting guidance. These warrants contain provisions—such as a mandatory conversion feature upon a change in control—that preclude equity classification and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the warrants was estimated using the Monte-Carlo option pricing model to determine the fair value of its liability-classified warrants. These instruments are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Key assumptions used in the valuation as of  March 31, 2026 and  December 31, 2025, included:

	As of March 31, 2026	As of December 31, 2025
Expected life of the options to convert	3.72	3.97
Risk-free rate	3.78%	3.58%
Historical volatility	124.62%	123.69%
Valuation date stock price	$4.28	$4.80
Strike price	$19.30/$19.20	$19.30/$19.20
Probability of completing a change in control	5%	5%
Volatility if change in control occurs	100%	100%
Dividend yield	0%	0%

The following table provides a roll forward of the Level 3 warrant liability as of  December 31, 2025 and  March 31, 2026, (in thousands):

Warrant liability
Fair value as of December 31, 2025	$227
Change in fair value of warrant liabilities	(47)
Fair value as of March 31, 2026	$180

10. Employee Retention Credit

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Stockholders’ equity

At-the-Market (“ATM”) Offering Program

On August 22, 2024, the Company filed a prospectus supplement under its effective shelf registration statement on Form S- 3 authorizing an At-the-Market (“ATM”) offering program for the sale of up to $30,000,000 of the Company’s common stock and later increased to $50,000,000. Under the ATM Sales Agreement with The Benchmark Company, LLC (“Benchmark”), acting as sales agent, the Company   may offer and sell shares of its common stock from time to time in transactions that are deemed to be “at-the-market” offerings as defined in Rule  415(a)(4) of the Securities Act of  1933, as amended. Benchmark is entitled to compensation at a rate of 2.5% of the gross proceeds from each sale of common stock under the Sales Agreement. The Company has also agreed to provide customary indemnification and contribution to Benchmark with respect to certain liabilities, including liabilities under the Securities Act. During three months ended March 31, 2026, the Company sold 198,780 shares of common stock under the ATM program for net proceeds of approximately $1,295,000, after deducting sales commissions and offering costs.

As of December 31, 2025, the Company is subject to the limitations of Form S-3 (the "baby shelf" rules), which limit the amount of securities it  may offer and sell pursuant of its Form S-3 registration statement. However, in March 2026, the staff of the SEC issued interpretive guidance indicating that a company that filed a prospectus supplement for an at-the-market offering while eligible to use Form S-3 pursuant to General Instruction I.B.1 may continue to offer and sell securities covered by such prospectus supplement following a Section 10(a)(3) update, even if the company subsequently becomes subject to the limitations of General Instruction I.B.6. As of  March 31, 2026, $48,600,000 remains available for issuance under the ATM program.

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

Shares issued

During the three months ended March 31, 2026, the Company issued 28,106 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 10,413 of reissued treasury stock. We withheld 11,792 shares to satisfy approximately $56,000 of employees’ tax obligations during the three months ended March 31, 2026. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the three months ended March 31, 2026, the Company issued 4,349 shares of common stock upon vesting of RSUs granted to Board members.

During the three months ended  March 31, 2025, the Company issued 5,835 shares of common stock upon vesting of Restricted Stock Units ("RSUs") granted by the Company to management and employees, including 2,942 of reissued treasury stock. We withheld 2,648 shares to satisfy approximately $67,000 of employees’ tax obligations during the three months ended  March 31, 2025. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the three months ended  March 31, 2025, the Company issued 335 shares of common stock upon vesting of RSUs granted to Board members.

During the three months ended  March 31, 2025, the Company issued 59,648 shares of common stock pursuant to the at the market issuance sales agreement for net proceeds of $1,214,000.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based compensation

The stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Plant operations	$1	$8
Research and development cost	32	38
General and administrative expense	417	655
Total	$450	$701

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

	Number of Shares	Number of	Number of
	Available for	PSUs	RSUs
	Grant	Outstanding	Outstanding
Balances, December 31, 2025	37,749	11,878	235,600
Granted	(53,385)	—	53,385
Released	—	—	(32,455)
Forfeited	19,032	(11,878)	(7,154)
Returned to Plan	11,792	—	—
Balances, March 31, 2026	15,188	—	249,376

Restricted stock units

During the first quarter of 2026, the Company granted 53,385 RSUs to employees, all of which were subject to vesting, with a grant date fair value of $296,000. The shares vest in six equal semi-annual installments over a three-year period.

During the first quarter of 2026, the NEOs voluntarily agreed to forfeit and cancel all outstanding PSUs previously granted under the Company’s 2019 Stock Incentive Plan. In accordance with ASC 718, Compensation—Stock Compensation, the Company recognized approximately $121,000 remaining unamortized compensation expense associated with the cancelled PSUs.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Segment reporting

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

14. Subsequent events

On May 11, 2026, we elected to terminate the Lion Energy term sheet, although we continue to pursue discussions with Lion Energy concerning a business combination on different terms. There can be no assurance we will be able to successfully conclude any agreement with Lion Energy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, or our 2025 Annual Report.

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

General

Aqua Metals is engaged in the development and commercialization of clean, water-based recycling technologies designed to provide cost-efficient solutions for the recycling of both lead and lithium-ion (“Li”) batteries. The Company’s core technology, AquaRefining, is a patented hydrometallurgical and electrochemical process that uses electricity to recover high-purity metals from spent batteries. This process is designed to reduce emissions, eliminate the need for high-temperature furnaces, and minimize waste compared to conventional recycling methods. AquaRefining was initially applied to the lead-acid battery (“LAB”) recycling industry.

The Company is applying its AquaRefining technology to lithium-ion battery recycling, with a focus on developing a cost-efficient process to recover critical minerals such as lithium, nickel, cobalt, and copper. The Company believes its process has the potential to produce higher quality materials with lower environmental impact compared to conventional recycling methods.

In 2021, the Company expanded its focus to lithium-ion battery recycling, including the establishment of its Innovation Center located at the Tahoe Reno Industrial Center (“TRIC”), which supports research, development, and pilot-scale operations. In 2022, the Company demonstrated the ability to recover key battery materials from lithium-ion battery black mass at bench scale and subsequently constructed a fully integrated pilot system at its Innovation Center. In late 2022, the Company began operating its initial lithium-ion battery recycling system, and in early 2023, it recovered its first recycled metals using its Li AquaRefining process. The Company is evaluating alternative, lower-cost locations for future development and is exploring potential co-location opportunities with strategic partners to reduce capital expenditures and operating costs.

In February 2025, the Company refined its development strategy to focus on increasing lithium carbonate production by deferring the plating of nickel and cobalt into metal form. This approach is intended to simplify the initial product mix to lithium carbonate and mixed hydroxide precipitate (“MHP”), reduce capital requirements, improve scalability, and enhance projected operating margins and return on investment. The Company continues to seek financing to construct its first commercial lithium-ion battery recycling facility.

During the third quarter of 2025, the Company expanded its feedstock diversification strategy by evaluating the application of its AquaRefining technology to polymetallic deep-sea nodules as a potential additional source of critical minerals. In September 2025, the Company entered into a memorandum of understanding (“MOU”) with Impossible Metals Inc. to collaborate on the development of a domestic supply chain for essential minerals, including nickel, cobalt, copper, manganese, and rare earth elements, recovered from deep-sea nodules and refined through the AquaRefining process.

In November 2025, the Company entered into an additional MOU with MOBY Robotics Inc. to explore robotic harvesting and precision sorting of nodules and to conduct bench-scale testing of AquaRefining for these materials. These initiatives remain exploratory and are intended to assess the technical and economic feasibility of applying the Company’s process to nodule-derived feedstocks.

During the three months ended March 31, 2026, we issued 198,780 shares of common stock pursuant to an at the market, or ATM, sales agreement for net proceeds of $1,295,000 and 131,569 shares of common stock pursuant to the 2026 employee stock purchase plan for the net proceeds of $621,000.

During the three months ended March 31, 2025, we issued 59,648 shares of common stock pursuant to the ATM facility for net proceeds of $1,214,000.

The Company's current focus is site selection, construction, and operation of an initial lithium-ion battery recycling facility utilizing electricity-based processes in place of conventional high-temperature or chemical-based methods. The Company is also pursuing potential partnerships, joint ventures, and licensing arrangements as its Li AquaRefining technology continues to develop. The Company believes its technology may provide an environmentally and economically competitive approach to critical minerals recovery and may support opportunities for strategic collaborations and potential government funding.

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

We are continuing to validate and optimize Li AquaRefining, which is fundamentally non-polluting, can create the highest quality and highest yields of recovered minerals from lithium-ion batteries with lower waste streams and lower costs than existing alternatives. Throughout 2023 and 2024, we have demonstrated at our pilot facility our ability to recover key valuable minerals in lithium-ion batteries, such as lithium hydroxide or lithium carbonate, copper, nickel, cobalt, and other compounds. These demonstrations ran for 24 hours x 5 days a week for many weeks in 2024 and an extended 24 hours x 7 days a week endurance run in November-December of 2024 that produced the results the Company believes makes the process commercial scale ready. Our next goal for lithium AquaRefining is to process commercial quantities of nickel, cobalt, and copper in a pure metal form that can be sold to the general metals and superalloy markets and can be made into battery precursor compound materials with known processes already used in the mining industry. The location for the pilot demonstration facility is in our Innovation Center in Tahoe-Reno Industrial Center. Our next phase is constructing our first commercial ARC and we are actively working with multiple potential supply, off-take, and funding partners to determine the optimal timing and location. The construction of the first commercial facility is subject to our receipt of additional financing.

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

Results of Operations

We did not engage in commercial operations in 2026 or 2025. Our operations have been devoted to developing our Li AquaRefining battery recycling technology. During the three months ended March 31, 2026, we focused on the continued operation of the pilot facility and advancing the underlying processes that support our recycling capabilities. We did not earn any revenue during the three months ended March 31, 2026 and 2025. The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2026 and 2025 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2026	2025	(Unfavorable)	Change

Plant operations	$501	$724	$223	(30.8)%
Research and development cost	282	336	54	(16.1)%
Impairment and loss on disposal of property, plant and equipment	—	5,247	5,247	(100.0)%
Provision for credit losses	437	—	(437)	100.0%
General and administrative expense	2,920	2,376	(544)	22.9%
Total operating expense	$4,140	$8,683	$4,543	(52.3)%

Plant operations include materials, supplies related costs, salaries and benefits, consulting, outside services costs, inventory adjustments, depreciation, amortization, insurance, travel and overhead costs. Plant operations decreased approximately $223,000, or 30.8%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in plant operations for the three months ended March 31, 2026 was primarily driven by a reduction in payroll and related costs of approximately $166,000, resulting from continued workforce reductions implemented during the first quarter of 2025. Additionally, supplies, materials, inventory adjustments and other overhead expenses decreased by $188,000 offset by professional fees increased by approximately $131,000.

Research and development cost includes expenditures related to the continued enhancement of the AquaRefining technology and the development of our lithium-ion battery recycling process. During the three months ended March 31, 2026, research and development expenses decreased $54,000, or approximately 16.1%, compared to the three months ended March 31, 2025. This decrease was primarily due to lower payroll and related costs of approximately $56,000, offset by an increase in supplies, materials, and other overhead expenses of approximately $2,000.

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

For the three months ended March 31, 2026, the Company recognized a non-cash provision for credit losses of $437,000 related to the Lion Energy participation interest and related note receivable. The provision reflects management’s estimate of expected credit losses under ASC 326 based on a probability-weighted analysis of potential recovery scenarios, including expected collateral recoveries, estimated costs to realize collateral, and the senior lender’s priority claim.

General and administrative expense increased $544,000, or approximately 22.9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to an increase of approximately $625,000 in professional fees related to due diligence for our proposed acquisition of Lion Energy, partially offset by reductions in payroll and related costs of approximately $51,000 and other overhead expense of approximately $30,000.

The following table summarizes our other income and interest expense for the three months ended March 31, 2026 and 2025 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended March 31,
			Favorable	%
	2026	2025	(Unfavorable)	Change

Interest expense	$(8)	$(403)	$395	(98.0)%
Interest and other income	149	280	(131)	(46.8)%
Change in fair value of warrant liability	47	491	(444)	90.4%
Total other income, net	$188	$368	$(180)	(48.9)%

The decrease in interest expense for the three months ended March 31, 2026, is due to the decrease in the notes payable outstanding balance.

We recognized approximately $149,000 in interest and other income during the three months ended March 31, 2026, a decrease of $131,000 or 46.8%, compared to the three months ended March 31, 2025. The decrease was primarily due to the recognition of a payroll tax employee retention credit in the first quarter of 2025.

For the three months ended March 31, 2026, the Company recognized a $47,000 change in the fair value of its warrant liability, primarily due to the remeasurement of warrants issued in December 2024.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of approximately $6,816,000, current liabilities of $3,617,000 and working capital of approximately $7,479,000. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future. In order to satisfy our capital requirements, the Company will need to improve its liquidity position through equity or debt financings and/or reductions in operating costs, in order to satisfy its liquidity needs. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business.

Management believes that the Company's capital resources remain insufficient to sustain operations through at least the next twelve months from the date of this filing. Additionally, in view of the Company’s expectation to incur significant losses and continue utilizing cash in operations for the foreseeable future, the Company will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to such resources, is not assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through the next twelve months from the date of this filing.

Looking ahead, Aqua Metals plans to continue pilot operations, advance site selection and permitting for its first commercial AquaRefining facility and pursue additional strategic partnerships to support commercialization.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(3,844)	$(2,753)
Net cash used in investing activities	$(2,000)	$(375)
Net cash provided by financing activities	$1,850	$638

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026 and three months ended March 31, 2025 was $3,844,000 and $2,753,000, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, amortization of deferred financing costs, provision for credit loses, stock-based compensation, impairment and loss on disposal of property, plant and equipment, as well as net changes in working capital. During the three months ended March 31, 2025, we recognized approximately $5,247,000 non-cash impairment expense related to the construction-in-progress for the facility located at TRIC.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2026 was $2,000,000 and consisted mainly of cash advanced to acquire a subordinated participation interest in Lion Energy’s senior secured credit facility. Net cash used in investing activities for the three months ended March 31, 2025 was $375,000 and consisted mainly of cash utilized towards equipment deposits of $186,000 and purchases of fixed assets related to the build out of our commercial facility of $289,000, offset by $100,000 of cash received related to our note receivable.

Net cash provided by financing activities

Net cash provided by financing activities was $1,850,000 for the three months ended March 31, 2026, consisting of $1,295,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, and $621,000 of net proceeds from the sale of Aqua Metals shares pursuant to the 2026 employee stock purchase plan agreement, or ESPP, offset by $56,000 related to tax withholdings to cover RSU vesting and $10,000 principal payments on finance leases. Net cash provided by financing activities of $638,000 for the three months ended March 31, 2025 consisted of $1,214,000 in net proceeds from the sale of Aqua Metals shares pursuant to the at-the-market offering, or ATM, offset by $66,000 related to tax withholdings to cover RSU vesting and $500,000 principal payments on notes payable.

Critical Accounting Estimates

Allowance for Credit Losses on Lion Energy Exposure

The Company’s estimate of expected credit losses on its $4,100,000 exposure to Lion Energy requires significant management judgment due to the borrower-specific nature of the exposure, the Company’s subordinated position relative to the senior secured lender, and the uncertainty regarding future recovery outcomes. Management identified changes in facts and circumstances during the three months ended March 31, 2026, because the equity transaction originally contemplated is no longer expected to proceed as originally structured. As a result, the Company’s recovery may be dependent on collateral realization, inventory monetization, accounts receivable collections, available credit support, and ongoing discussions regarding alternative transaction structures. Management estimated the allowance using a probability-weighted scenario analysis that considered multiple recovery outcomes, expected collateral recoveries, the senior lender’s priority claim, estimated costs to realize collateral, and available credit support. The most sensitive assumptions in the analysis are the probability assigned to each recovery scenario and the related estimated collateral recoveries. Based on information available as of March 31, 2026, management recorded an allowance for credit losses of approximately $437,000. However, the estimate remains highly judgmental and subject to change as facts and circumstances evolve. Although management believes its estimate reflects the best information currently available, actual recoveries and realized credit losses could differ materially from the recorded allowance if collateral recoveries are lower than expected, costs to realize collateral increase, market conditions deteriorate, or available credit support becomes unavailable or unenforceable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors, except as described below:

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of March 31, 2026, we had cash and cash equivalents of approximately $6,816,000, current liabilities of $3,617,000 and working capital of $7,479,000. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our business strategy. We intend to acquire the necessary capital though debt financing, sale of assets or through the sale of equity. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

The report of our independent registered public accounting firm for the year ended December 31, 2025 states that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Our allowance for credit losses related to our Lion Energy exposure may not be adequate to cover actual credit losses, which could adversely affect our financial condition and results of operations. As of March 31, 2026, we had approximately $4,100,000 of exposure related to Lion Energy through a subordinated participation interest and related note receivable. Lion Energy was in default under its senior secured revolving credit facility as of March 31, 2026, and our participation interest is subordinated to the senior secured lender.

In accordance with U.S. generally accepted accounting principles (“GAAP”), we maintain an allowance for expected credit losses under the current expected credit loss (“CECL”) model. As of March 31, 2026, we recorded an allowance for credit losses of approximately $437,000 related to the Lion Energy exposure. Our allowance for credit losses requires significant management judgment and is based on a number of factors, including Lion Energy’s operating performance and liquidity, the value and recoverability of underlying collateral, expected inventory recoveries, accounts receivable collections, and management’s estimate of the probability of various recovery outcomes.

There are many factors that could result in actual credit losses exceeding the recorded allowance. For example, collateral values may decline, inventory recoveries may be lower than expected, customer demand may deteriorate, costs to realize collateral may increase, or accounts receivable collections may be lower than anticipated. In addition, our recovery assumptions depend in part on the outcome of ongoing discussions regarding alternative transaction structures involving Lion Energy and its senior secured lender. These efforts may not be successful.

The amount of future credit losses is also susceptible to changes in economic, operating, market, and other conditions beyond management’s control. As a result, our allowance for credit losses may not be adequate to cover actual losses, and we may be required to record additional material provisions for credit losses in future periods. Any such additional provisions could materially adversely affect our financial condition, results of operations, and liquidity.

Item 5	Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21, 2022.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019
3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 21, 2022
3.6	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2025
10.1	Subordinated, Last-Out Participation Agreement, dated as of February 6, 2026, by and between the Company and GRC SPV Investments, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 11, 2026
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith
101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUA METALS, INC.

Date:	May 14, 2026	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 14, 2026	By:	/s/ Eric West
Eric West,
Chief Financial Officer
(Principal Financial Officer)