Form 10-Q
period 2026-06-30
Aqua Metals, Inc.
filed 2026-07-30
CIK 1621832

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of July 24, 2026, there were 3,563,531 outstanding shares of the common stock of Aqua Metals, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AQUA METALS, INC.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$4,744	$10,810
Note receivable - LION ENERGY, net	1,640	2,069
Interest receivable - LION ENERGY, net	24	—
Inventory	242	244
Prepaid expenses and other current assets	225	282
Total current assets	6,875	13,405

Non-current assets
Property and equipment, net	5,370	5,763
Intellectual property, net	46	76
Other assets	331	462
Total non-current assets	5,747	6,301

Total assets	$12,622	$19,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$393	$547
Accrued expenses	2,146	3,570
Lease liability, current portion	289	311
Total current liabilities	2,828	4,428

Non-current liabilities
Lease liability, non-current portion	152	281
Warrant liability	112	227
Total liabilities	3,092	4,936

Commitments and contingencies (see Note 13)

Stockholders’ equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 3,548,104 and 3,543,978, shares issued and outstanding as of June 30, 2026, respectively and 3,004,898 and 2,999,592 shares issued and outstanding as of December 31, 2025, respectively	4	3
Additional paid-in capital	288,392	285,212
Accumulated deficit	(278,850)	(270,416)
Treasury stock, at cost; common shares: 4,126 and 5,306 as of June 30, 2026 and December 31, 2025, respectively	(16)	(29)
Total stockholders’ equity	9,530	14,770

Total liabilities and stockholders’ equity	$12,622	$19,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating cost and expense
Plant operations	$564	$776	$1,065	$1,501
Research and development cost	248	295	530	631
Impairment and loss on disposal of property, plant and equipment	—	3,765	—	9,012
Provision for credit losses	2,059	—	2,496	—
General and administrative expense	1,723	2,195	4,643	4,571
Total operating expense	4,594	7,031	8,734	15,715

Loss from operations	(4,594)	(7,031)	(8,734)	(15,715)

Other income and (expense)
Interest expense	(6)	(245)	(14)	(647)
Loss on extinguishment of debt	—	(825)	—	(825)
Interest and other income	51	497	201	777
Change in fair value of warrant liability	69	836	115	1,327

Total other income, net	114	263	302	632

Loss before income tax expense	(4,480)	(6,768)	(8,432)	(15,083)

Income tax expense	—	2	2	2

Net loss	(4,480)	(6,770)	(8,434)	(15,085)

Weighted average shares outstanding, basic and diluted	3,408,273	910,129	3,322,899	860,146

Basic and diluted net loss per share	$(1.31)	$(7.44)	$(2.54)	$(17.54)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share amounts)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balances, March 31, 2026	3,350,604	$3	$287,525	$(274,370)	6,685	$(32)	$13,126

Stock-based compensation	—	—	325	—	—	—	325
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	12,382	—	(38)	—	(2,559)	16	(22)
Common stock issued for ATM share sales, net of $19 transaction costs	180,992	1	580	—	—	—	581
Net loss	—	—	—	(4,480)	—	—	(4,480)

Balances, June 30, 2026	3,543,978	$4	$288,392	$(278,850)	4,126	$(16)	$9,530

Balances, December 31, 2025	2,999,592	$3	$285,212	$(270,416)	5,306	$(29)	$14,770

Stock-based compensation	—	—	775	—	—	—	775
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	33,045	—	(91)	—	(1,180)	13	(78)
Common stock issued for employee stock purchase plan sales	131,569	—	621	—	—	—	621
Common stock issued for ATM share sales, net of $53 transaction costs	379,772	1	1,875	—	—	—	1,876
Net loss	—	—	—	(8,434)	—	—	(8,434)

Balances, June 30, 2026	3,543,978	$4	$288,392	$(278,850)	4,126	$(16)	$9,530

Balances, March 31, 2025	836,255	$1	$265,682	$(256,085)	2,648	$(67)	$9,531

Stock-based compensation	—	—	506	—	—	—	506
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	4,904	—	—	—	—	—	—
Common stock issued for ATM share sales, net of $39 transaction costs	151,825	—	1,521	—	—	—	1,521
Common stock issued for ELOC share sales, net of $3 transaction costs	12,000	—	69	—	—	—	69
Common stock issued for broker fees	22,717	—	261	—	—	—	261
Net loss	—	—	—	(6,770)	—	—	(6,770)

Balances, June 30, 2025	1,027,701	$1	$268,039	$(262,855)	2,648	$(67)	$5,118

Balances, December 31, 2024	773,084	$1	$264,205	$(247,770)	2,942	$(192)	$16,244

Stock-based compensation	—	—	961	—	—	—	961
Common stock issued to employees and directors, includes RSUs vesting and withholdings to satisfy tax withholdings on RSUs vesting	8,426	—	(192)	—	(294)	125	(67)
Common stock issued for ATM share sales, net of $70 transaction costs	211,474	—	2,735	—	—	—	2,735
Common stock issued for ELOC share sales, net of $3 transaction costs	12,000	—	69	—	—	—	69
Common stock issued for broker fees	22,717	—	261	—	—	—	261
Net loss	—	—	—	(15,085)	—	—	(15,085)

Balances, June 30, 2025	1,027,701	$1	$268,039	$(262,855)	2,648	$(67)	$5,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,434)	$(15,085)
Reconciliation of net loss to net cash used in operating activities
Depreciation and ROU asset amortization	524	542
Amortization of intellectual property	30	36
Fair value of common stock issued for consulting services	—	261
Stock-based compensation	775	1,047
Change in fair value of warrant liability	(115)	(1,327)
Amortization of deferred financing costs	—	336
Loss on extinguishment of debt	—	639
Impairment and loss on disposal of property, plant and equipment	—	9,012
Non-cash interest income	(60)	—
Non-cash note receivable contribution	(31)	—
Provision for credit losses	2,496	—
Changes in operating assets and liabilities
Accounts receivable	—	—
Inventory	2	6
Prepaid expenses and other current assets	57	23
Accounts payable	(154)	91
Accrued expenses	(1,424)	(766)
Other assets and liabilities	(140)	(114)
Net cash used in operating activities	(6,474)	(5,299)

Cash flows from investing activities:
Payments for note receivable - LION ENERGY	(2,000)	—
Purchases of property, plant and equipment	—	(421)
Proceeds from sale of property, plant and equipment	—	4,347
Proceeds from note receivable - LINICO	—	100
Proceeds from refund of equipment deposit	—	1,141
Equipment deposits	—	(231)
Net cash provided by (used in) investing activities	(2,000)	4,936

Cash flows from financing activities:
Proceeds from employee stock purchase plan	621	—
Principal payments on notes payable	—	(4,500)
Principal payments on finance leases	(11)	(20)
Cash paid cash in lieu of fractional shares reverse split	—	—
Cash paid for tax withholdings on RSUs vesting	(78)	(67)
Proceeds from ELOC, net	—	69
Proceeds from ATM, net	1,876	2,735
Net cash provided by (used in) financing activities	2,408	(1,783)

Net decrease in cash and cash equivalents	(6,066)	(2,146)
Cash and cash equivalents at beginning of period	10,810	4,079
Cash and cash equivalents at end of period	$4,744	$1,933

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flows information
Cash paid for income taxes	$2	$2
Cash paid for interest	$14	$509

Supplemental disclosure of non-cash transactions
Acquisitions of property, plant and equipment included in accounts payable	$—	$413
Acquisitions of property, plant and equipment paid by prior-period deposits	$—	$431

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization

Aqua Metals (collectively with its subsidiaries, the “Company”) is engaged in the business of applying its commercialized clean, water-based recycling technology principles to develop the clean and cost-efficient recycling solutions for lithium-ion (“Li”) batteries. Our recycling process is a hydro- and electrometallurgical technology that is an innovative, proprietary and patented process we developed and named AquaRefining. AquaRefining is a low-emissions, closed-loop recycling technology that replaces polluting furnaces and hazardous chemicals with electricity-powered chemical regeneration and electroplating to recover valuable metals and materials from spent batteries with higher purity, lower emissions, and with minimal waste. The modular “Aqualyzers” cleanly generate ultra-pure metal one atom at a time, closing the sustainability loop for the rapidly growing energy storage economy.

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

Liquidity and Going Concern Assessment

For the six months ended June 30, 2026 and 2025, the Company reported a net loss of $8,434,000 and $15,085,000, respectively, and negative cash from operations of $6,474,000 and $5,299,000, respectively. As of  June 30, 2026, the Company had cash and cash equivalents of approximately $4,744,000, working capital of approximately $4,047,000 and an accumulated deficit of $278,850,000. The decrease in net loss during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due mainly to a non-cash impairment expense of $9,012,000 recognized during the prior-year period related to construction-in-progress for the facility located at the Tahoe Reno Industrial Center (“TRIC”). The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future.

As an additional liquidity source, the Company maintains an At-the-Market (“ATM”) offering program. Under the ATM Sales Agreement with The Benchmark Company, LLC (“Benchmark”), the Company is permitted to offer and sell shares of its common stock, par value $0.001 per share, from time to time through Benchmark, acting as sales agent, with an aggregate offering price of up to $30,000,000, later increased to $50,000,000. Sales of common stock, if any, under the ATM program are deemed to be “at-the-market” offerings as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”). During the six months ended June 30, 2026, the Company sold an aggregate of 379,772 shares of common stock for net proceeds of approximately $1,876,000, after deducting sales commissions and offering expenses. As of  June 30, 2026, $48,050,000 remains available for issuance under the ATM program. Further details of the agreement are included in Note 11 – Stockholders’ equity.

In addition to the ATM program, the Company also maintains an equity line of credit (“ELOC”) with Lincoln Park Capital Fund, LLC  providing for aggregate sales of up to $10,000,000 of common stock. However, pursuant to the securities purchase agreement entered into in connection with the Company’s  October 2025 registered direct offering, the Company is restricted from entering into certain variable rate transactions, which limits the Company’s ability to utilize the ELOC for a period of twelve months following the closing of that transaction. The Company  may issue additional shares under the facility in the future, subject to the terms of the agreement and applicable registration requirements. Further details of the agreement and accounting treatment are included in Note 11 – Stockholders’ equity.

During the six months ended June 30, 2026, under the 2026 ESPP program, the Company sold 131,569 shares of common stock for net proceeds of approximately $621,000. However, we are unable to reasonably estimate whether or at what level such proceeds will recur in future periods.

Management believes that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Given the Company’s continuing losses and expected cash requirements, additional capital will be necessary to fund ongoing operations. While the Company intends to pursue such funding opportunities, including through the ATM program, ELOC, and other potential financing arrangements, there can be no assurance that these efforts will be successful.

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

2. Summary of significant accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2025, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2026. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2026.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Aqua Metals, Inc. and subsidiaries (collectively, the “Company” or “Aqua Metals”) have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 31, 2025, which are included on Form 10-K filed with the SEC on March 31, 2026. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for annual consolidated financial statements.

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly each of the condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and June 30, 2025, the condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2026 and June 30, 2025 and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and June 30, 2025, as applicable, have been made. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements as of such date, but it does not include all disclosures required by U.S. GAAP for annual presentation.

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending  December 31, 2026.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount and valuation of long-lived assets, credit loss allowance, valuation allowances for deferred tax assets, the determination of stock option expense and the determination of the fair value of stock warrants issued. Actual results could differ from those estimates.

Allowance for credit losses

The Company follows the provisions of Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses, to estimate expected credit losses for financial assets measured at amortized cost, including notes receivable and participation interests. ASC 326 requires the use of a current expected credit loss (“CECL”) methodology, under which management estimates lifetime expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts.

The Company evaluates collectability by considering available information relevant to the collectability of the asset, including the financial condition of the borrower, underlying collateral values, expected repayment structure, current economic conditions, and other relevant factors. The Company considers a financial asset to be past due when a contractually required payment has not been received by its due date or when the borrower is in default under the terms of the underlying credit facility. The Company accrues interest on its financial assets in accordance with their contractual terms. The Company places a financial asset on nonaccrual status when, based on the specific facts and circumstances, the collection of contractual interest is no longer probable or the collection of the principal is doubtful. When a financial asset is placed on nonaccrual status, the Company ceases recognizing interest income. Contractual interest may continue to accrue under the applicable agreement but is not recognized in the financial statements unless and until its collection becomes probable. Previously recognized accrued interest is included in the amortized-cost basis of the related financial asset and is evaluated for expected credit losses using the same methodology applied to the underlying asset. Financial assets are presented net of the allowance for credit losses in the condensed consolidated balance sheets, with changes in the allowance recognized in the condensed consolidated statements of operations. Financial assets are evaluated individually when they do not share similar risk characteristics with other financial assets and are written off against the allowance when they are deemed uncollectible and there is no reasonable expectation of recovery. The Company reassesses the adequacy of the allowance for credit losses at each reporting period and adjusts the allowance as necessary based on changes in facts and circumstances.

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The asset or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. As of  June 30, 2026 and  December 31, 2025, the Company had a Level 3 warrant liability related to freestanding warrants issued in connection with a private placement transaction that is measured at fair value on a recurring basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Excluded potentially dilutive weighted average securities (1):	2026	2025	2026	2025

Unvested restricted stock units	241,900	124,332	251,574	72,866
Financing warrants to purchase common stock	1,316,180	182,386	1,316,180	182,386
Total potential dilutive weighted average securities	1,558,080	306,718	1,567,754	255,252

(1) Securities are presented on a weighted average outstanding calculation as required if the securities were dilutive and adjusted to give effect to the August 4, 2025 reverse stock splits.

Segment and geographic information

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and in assessing performance. Our CODM views its operations and manages its business in one operating segment. For further discussion related to segment reporting, please refer to Note 12 - Segment reporting.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In  November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which introduced new guidance on disclosures of specified information about certain costs and expenses included within expenses presented on the face or the income statements, such as purchases of inventory and employee compensation. This guidance is effective for the Company for annual reporting periods beginning  January 1, 2027 and interim reporting periods beginning  January 1, 2028. The Company is currently evaluating the impact that the adoption of this pronouncement will have on the Company's consolidated financial statements and disclosures.

In   September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends certain aspects for the accounting and disclosure of internal-use software by replacing prescriptive project-stage guidance with a principles-based capitalization model that applies to all development approaches. Capitalization begins when management authorizes and commits to fund a project and it is probable the software will be completed and used as intended, while development uncertainty defers capitalization until resolved. The ASU also integrates website-development guidance, aligns software disclosures with those for property, plant and equipment. The amendments are effective for fiscal years beginning after  December 15, 2027, including interim periods, with early adoption permitted. The Company is evaluating the impact of this ASU and does not expect a material effect on its consolidated financial statements upon adoption.

In  December 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-12, Codification Improvements. Among other items, the update includes amendments to Topic 260, Earnings Per Share, which clarify the calculation of diluted earnings per share when an entity reports a loss from continuing operations and has contracts that  may be settled in cash or stock and are classified as assets or liabilities. Under the amended guidance, entities are required to evaluate whether including potential common shares would have a dilutive effect by considering the combined impact on both the numerator and denominator of the diluted earnings per share calculation. The amendments in ASU 2025-12 are effective for annual reporting periods beginning after  December 15, 2026, including interim periods within those fiscal years, and are required to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and does not expect a material effect on its consolidated financial statements upon adoption.

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

On  February 6, 2026, the Company entered into a non-binding term sheet contemplating a potential acquisition of Lion Energy and acquired a subordinated, last-out participation interest in Lion Energy’s senior secured asset-based lending facility with GRC SPV Investments (“GRC SPV”), the fund entity managed by Great Rock Capital Partners Management, LLC, which financed Lion Energy’s working capital needs. In connection with this arrangement, the Company contributed $2,100,000 which includes the original note receivable balance and approximately $31,000 of accrued interest and related costs and advanced an additional $2,000,000 to acquire the participation interest. The resulting participation principal was $4,100,000. The participation interest is subordinated to the senior secured lender and is subject to the terms and conditions of the underlying credit facility. The note accrues interest at a rate equal to the adjusted term SOFR rate plus an applicable margin and is subject to increased rates upon the occurrence of an event of default. Since March 31, 2026, Lion Energy was in default under the underlying credit facility. On May 11, 2026, the Company terminated the Lion Energy term sheet.

During the quarter ended June 30, 2026, the Company’s management decided to cease pursuit of a business combination with Lion Energy. As a result, the probability-weighted recovery analysis no longer considers a scenario whereby the note receivable was to be fully settled as a portion of the purchase consideration. Effective June 17, 2026, GRC SPV assigned its senior loan position and participation-related rights and obligations to CG Ventures LLC (“CG Ventures”), an entity that the Company believes may be affiliated with an owner of Lion Energy. As of June 30, 2026, the Company had not received any repayment of amounts associated with its participation interest. The Company is evaluating, with the assistance of legal counsel, the effect of the assignment on its contractual and legal rights and its ability to pursue recovery of the amounts owed. The underlying credit facility remained in default under its terms based on the most recent borrowing base certificate available to the Company. The participation interest continues to be classified as a current asset based on the default status of the underlying credit facility.

The Company evaluates the Lion Energy exposure individually due to its borrower-specific credit characteristics.The Company's sole credit quality indicator for the Lion Energy exposure is the borrower's compliance status under the underlying senior secured credit facility. At June 30, 2026, the entire $4,160,000 amortized-cost basis was non-compliant, based on the most recent borrowing base certificate available to the Company, dated June 11, 2026. Following the assignment to CG Ventures, the Company’s access to certain current financial, operating, and collateral information concerning Lion Energy was significantly reduced. Accordingly, the estimate reflects the latest reliable information available to the Company as of June 30, 2026.

The Company includes accrued interest in the amortized-cost basis of the related financial asset and applies the same CECL methodology and allowance rate to principal and accrued interest. During the second quarter of 2026, the Company placed the participation interest on nonaccrual status and ceased recognizing interest income. Accordingly, no interest income related to the participation interest was recognized during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company recognized approximately $60,000 of interest income, all of which was recognized during the first quarter of 2026 and remained included in the amortized-cost basis at June 30, 2026. The amortized-cost basis of the participation interest on nonaccrual status was nil as of  March 31, 2026 and $4,160,000 as of  June 30, 2026. At June 30, 2026, the entire amortized-cost basis was past due. Contractual interest may continue to accrue under the applicable agreement but is not recognized in the Company’s financial statements while the participation interest remains on nonaccrual status.

At June 30, 2026, the gross amortized-cost basis was $4,160,000, consisting of $4,100,000 of principal and $60,000 of previously accrued interest. The allowance for credit losses was $2,496,000, consisting of $2,460,000 related to principal and $36,000 related to accrued interest. The net carrying amount was $1,664,000, consisting of $1,640,000 presented as note receivable—Lion Energy, net, and $24,000 presented as interest receivable—Lion Energy, net, in the condensed consolidated balance sheet. The Company recognized provisions for credit losses of $2,059,000 and $2,496,000 during the three and six months ended June 30, 2026, respectively.

The Company estimated expected credit losses using an individual, probability-weighted recovery analysis that considered a range of potential outcomes, including full recovery, partial recovery through a negotiated commercial resolution, and no recovery. Based on the latest reliable information available, management estimated a probability-weighted recovery of approximately 40% of the gross amortized-cost basis and recorded an allowance for credit losses equal to approximately 60% of the gross amortized-cost basis. The estimate required significant management judgment regarding the probability and timing of potential recovery outcomes and the amount expected to be recovered under each scenario. The allowance is an accounting estimate of expected collections and does not represent a determination of the amount legally owed to the Company or a waiver of the Company's rights. The estimate is subject to significant uncertainty and may change based on future operating performance, developments relating to the senior secured debt, collateral realization, available financial information, commercial-resolution activity and other factors affecting the Company's recovery prospects. The CECL measurement excludes potential litigation proceeds or damages.

The table below summarizes the allowance for credit loss balance for the three and six months ended June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026

Beginning balance	$437	$-
Provision for credit losses	2,059	2,496
Balance as of June 30, 2026	$2,496	$2,496

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025

Raw materials	$242	$244
Total inventory	$242	$244

5. Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	Useful Life
Asset Class	(Years)	June 30, 2026	December 31, 2025

Operational equipment	3 - 10	$3,456	$3,456
Lab equipment	5	1,031	1,031
Computer equipment	3	107	107
Office furniture and equipment	3	87	87
Leasehold improvements	2.5	80	80
Equipment under construction		3,990	3,990
		8,751	8,751
Less: accumulated depreciation		(3,381)	(2,988)

Total property and equipment, net		$5,370	$5,763

Property and equipment depreciation expense was $196,000 and $393,000 for the three and six months ended June 30, 2026 and $200,000 and $421,000 for the three and six months ended June 30, 2025, respectively. Equipment under construction is comprised of our lithium-ion battery recycling commercial equipment along with various components being manufactured or installed by the Company.

6. Other assets

Other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Nevada facilities Right of Use Assets (1)	$311	$442
Other assets	20	20
Total other assets, non-current	$331	$462

(1) See Footnote 8.

7. Accrued expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Property and equipment related	$560	$560
Payroll related	738	2,060
Professional services	827	825
Other	21	125
Total accrued expenses	$2,146	$3,570

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Leases

As of June 30, 2026, the Company maintained one finance lease for equipment and two operating leases for real estate. The operating leases had terms of 36 and 37 months and included one or more options to extend the duration of the agreements. These operating leases are included in "Other assets" on the Company's condensed consolidated balance sheets and represent the Company's right to use the underlying assets for the term of the leases. The Company's obligation to make lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's condensed consolidated balance sheets.

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

Based on the present value of the lease payments for the remaining lease term of the Company's existing operating leases, as of  June 30, 2026, total ROU assets were approximately $311,000, and operating lease liabilities were approximately $319,000.

The Company currently maintains one finance lease for equipment. On April 1, 2024, the Company entered into a finance lease for laboratory equipment which expires in 2029. The Company's obligation to make finance lease payments are included in "Lease liability, current portion" and "Lease liability, non-current portion" on the Company's consolidated balance sheets. As of  June 30, 2026 total finance lease liabilities were $122,000.

Information related to the Company's ROU assets and related lease liabilities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash paid for operating lease liabilities	$76	$72	$149	$145
Operating lease cost	$75	$73	$150	$145

Cash paid for finance lease liabilities	$12	$12	$24	$24
Interest expense	$1	$2	$3	$4

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (years) - operating leases	1.1	1.7
Weighted-average discount rate - operating leases	10.26%	10.52%

Weighted-average remaining lease term (years) - finance leases	2.8	3.8
Weighted-average discount rate - finance leases	4.85%	4.85%

Future maturities of lease liabilities as of June 30, 2026 are as follows (in thousands):

Due in the 12-month periods from June 30,
	Operating Leases	Finance Leases
2026	$265	$47
2027	74	47
2028	—	36
Less imputed interest	(20)	(8)
Total lease liabilities	$319	$122

Current lease liabilities	$247	$42
Non-current lease liabilities	72	80
Total lease liabilities	$319	$122

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Warrant liability

The Company accounted for the warrants to purchase 75,000 shares, issued in connection with the December 18, 2024 Securities Purchase Agreement, in accordance with applicable accounting guidance. These warrants contain provisions—such as a mandatory conversion feature upon a change in control—that preclude equity classification and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the warrants was estimated using the Monte-Carlo option pricing model to determine the fair value of its liability-classified warrants. These instruments are classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. Key assumptions used in the valuation as of  June 30, 2026 and  December 31, 2025, included:

	As of June 30, 2026	As of December 31, 2025
Expected life of the options to convert	3.47	3.97
Risk-free rate	4.08%	3.58%
Historical volatility	127.24%	123.69%
Valuation date stock price	$2.89	$4.80
Strike price	$19.30/$19.20	$19.30/$19.20
Probability of completing a change in control	5%	5%
Volatility if change in control occurs	100%	100%
Dividend yield	0%	0%

The following table provides a roll forward of the Level 3 warrant liability as of  December 31, 2025 and  June 30, 2026 (in thousands):

Warrant liability
Fair value as of December 31, 2025	$227
Change in fair value of warrant liabilities	(115)
Fair value as of June 30, 2026	$112

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

11. Stockholders’ equity

At-the-Market (“ATM”) Offering Program

On August 22, 2024, the Company filed a prospectus supplement under its effective shelf registration statement on Form S- 3 authorizing an At-the-Market (“ATM”) offering program for the sale of up to $30,000,000 of the Company’s common stock and later increased to $50,000,000. Under the ATM Sales Agreement with The Benchmark Company, LLC (“Benchmark”), acting as sales agent, the Company   may offer and sell shares of its common stock from time to time in transactions that are deemed to be “at-the-market” offerings as defined in Rule  415(a)(4) of the Securities Act. Benchmark is entitled to compensation at a rate of 2.5% of the gross proceeds from each sale of common stock under the Sales Agreement. The Company has also agreed to provide customary indemnification and contribution to Benchmark with respect to certain liabilities, including liabilities under the Securities Act. During six months ended June 30, 2026, the Company sold 379,772 shares of common stock under the ATM program for net proceeds of approximately $1,876,000, after deducting sales commissions and offering costs.

As of December 31, 2025, the Company is subject to the limitations of Form S-3 (the "baby shelf" rules), which limit the amount of securities it  may offer and sell pursuant of its Form S-3 registration statement. However, in March 2026, the staff of the SEC issued interpretive guidance indicating that a company that filed a prospectus supplement for an at-the-market offering while eligible to use Form S-3 pursuant to General Instruction I.B.1 may continue to offer and sell securities covered by such prospectus supplement following a Section 10(a)(3) update, even if the company subsequently becomes subject to the limitations of General Instruction I.B.6. As of  June 30, 2026, $48,050,000 remains available for issuance under the ATM program.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Equity Line of Credit and Derivative

On May 15, 2025, the Company entered into an equity purchase agreement granting it the right, but not the obligation, to sell up to $10,000,000 of common stock to Lincoln Park Capital Fund, LLC over 24 months, at a discounted purchase price. On June 6, 2025, the Company registered 177,283 shares of common stock that the Company may elect to issue and sell under the ELOC. Additionally, on July 22, 2025, the Company’s shareholders voted to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the potential issuance and sale of up to $10,000,000 of common stock under the ELOC. Sales under the agreement are solely at the Company’s election and subject to various additional limitations, including pricing formulas, volume caps, and ownership percentage restrictions. The contract was concluded to be a purchased put option equity derivative which does not meet the indexation guidance for the scope exception for contracts in a company’s own equity under ASC 815‑40. As the shares are sold at fair value less a discount the Company has concluded that the derivative asset does not have material fair value.

However, pursuant to the securities purchase agreement entered into in connection with the Company’s  October 2025 registered direct offering, the Company is restricted from entering into certain variable rate transactions, which  may limit the Company’s ability to utilize the ELOC for a period of twelve months following the closing of that transaction. The Company  may issue additional shares under the facility in the future, subject to the terms of the agreement and applicable registration requirements.

Shares issued

During the six months ended June 30, 2026, the Company issued 41,619 shares of common stock upon vesting of RSUs granted by the Company to management and employees, including 18,449 of reissued treasury stock. We withheld 17,269 shares to satisfy approximately $78,000 of employees’ tax obligations during the six months ended June 30, 2026. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

During the six months ended June 30, 2026, the Company issued 8,695 shares of common stock upon vesting of RSUs granted to the members of the Board of Directors of Company (the “Board”).

During the six months ended June 30, 2026, the Company issued 131,569 shares of common stock pursuant to the 2026 employee stock purchase plan ("2026 ESPP") for the net proceeds of $621,000.

During the six months ended  June 30, 2025, the Company issued 5,835 shares of common stock upon vesting of RSUs granted by the Company to management and employees, including 2,942 of reissued treasury stock. We withheld 2,648 shares to satisfy approximately $67,000 of employees’ tax obligations during the six months ended  June 30, 2025. We treat shares of common stock withheld for tax purposes on behalf of our employees in connection with the vesting of RSUs in a similar manner as common stock repurchases and reported as treasury stock.

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

During the six months ended  June 30, 2025, the Company issued 22,717 shares of common stock to Lincoln Park Capital Fund, LLC related to broker fees.

Stock-based compensation

The stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Plant operations	$1	$5	$2	$13
Research and development cost	35	30	67	69
General and administrative expense	289	310	706	965
Total	$325	$345	$775	$1,047

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2019 Stock Incentive Plan

In 2019, our Board adopted the Aqua Metals, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). Initially, 140,000 shares of common stock were authorized for issuance under the 2019 Plan. Subsequently, on July 22, 2025, 260,000 shares of common stock were authorized and added to the plan, bringing the total shares authorized for issuance under the 2019 Plan to 400,000 shares. The 2019 Plan provides for the following types of stock-based awards: incentive stock options; non-statutory stock options; restricted stock; restricted stock units, or RSUs; and performance stock units, or PSUs. The 2019 Plan, under which options  may be granted to employees and directors under incentive and non-statutory agreements, requires that the option price may not be less than the fair value of the stock at the date the option is granted. Option awards are exercisable until their expiration, which may not exceed 10 years from the grant date.

	Number of Shares	Number of	Number of
	Available for	PSUs	RSUs
	Grant	Outstanding	Outstanding
Balances, December 31, 2025	37,749	11,878	235,600
Granted	(61,319)	—	61,319
Released	—	—	(50,314)
Forfeited	19,032	(11,878)	(7,154)
Returned to Plan	17,269	—	—
Balances, June 30, 2026	12,731	—	239,451

Restricted stock units

During the first quarter of 2026, the Company granted 53,385 RSUs to employees, all of which were subject to vesting, with a grant date fair value of $296,000. The shares vest in six equal semi-annual installments over a three-year period.

During the first quarter of 2026, the named executive officers of the Company voluntarily agreed to forfeit and cancel all outstanding PSUs previously granted under the Company’s 2019 Stock Incentive Plan. In accordance with ASC 718, Compensation—Stock Compensation, the Company recognized approximately $121,000 remaining unamortized compensation expense associated with the cancelled PSUs.

During the second quarter of 2026, the Company granted 7,934 RSUs to employees, all of which were subject to vesting, with a grant date fair value of $36,000. The shares vest in three equal installments over a three-year period.

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

The CODM assesses performance for the segment based on net loss, which is reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. Significant expenses within net loss include plant operations, research and development cost, provision for credit losses, impairment expense, loss (gain) on disposal of property, plant and equipment, and general and administrative expenses, which are each separately presented on the condensed consolidated statements of operations.

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

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026, or our 2025 Annual Report.

In this report we make, and from time to time we otherwise make written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in our documents, reports, filings with the SEC, and news releases, and in written or oral presentations made by officers or other representatives to analysts, stockholders, investors, news organizations and others, and in discussions with management and other of our representatives.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included below in Part II, Item 1A “Risk Factors”. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

Aqua Metals is commercializing a domestic critical minerals processing platform centered on its proprietary AquaRefining™ technology. The Company’s near-term commercialization strategy is focused on Project Headwaters ARC, a planned phased critical minerals processing campus designed to begin with commercially proven lithium iron phosphate (“LFP”) battery preprocessing and expand over time through the integration of AquaRefining™ into higher-value critical mineral production.

The Company’s phased commercialization strategy is intended to reduce execution risk by establishing initial processing operations and commercial relationships before integrating AquaRefining™ into the project. Aqua Metals believes this staged approach supports disciplined capital deployment while creating a scalable platform capable of expanding beyond LFP into additional battery chemistries and selected critical mineral feedstocks over time.

AquaRefining™ is Aqua Metals’ patented hydrometallurgical and electrochemical process designed to recover valuable battery materials while reducing one-time-use process chemicals, minimizing waste generation and supporting a safer, lower-cost processing architecture compared with conventional approaches. The Company believes AquaRefining™ can become an important differentiator as it advances the commercial deployment of Project Headwaters ARC.

Project Headwaters ARC is intended to serve as the Company’s first commercial critical minerals processing campus and the initial node in a broader domestic processing platform. During the quarter, the Company continued advancing multiple project development workstreams, including site diligence, engineering, equipment evaluation, commercial discussions, project financing alternatives, incentive programs and permitting activities. The timing and scope of the project remain subject to financing, commercial agreements, permitting, engineering and Board approval.

The Company continues to prioritize preserving financial flexibility while advancing Project Headwaters ARC through disciplined, milestone-based capital deployment. Consistent with this strategy, management is evaluating multiple potential sources of capital, including project equity, equipment financing, real estate financing, working capital facilities and government incentives, with the objective of matching each capital source to the appropriate project use.

The Company also continues to advance its broader technology platform, which is intended to support future processing of additional lithium-ion battery chemistries and selected critical mineral feedstocks as commercial opportunities develop.

Effective August 4, 2025, the Company effected a one-for-10 reverse stock split of its issued and outstanding common shares. Accordingly, all common share, stock option, per common share and warrant amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been adjusted retroactively to reflect this reverse stock split.

During the six months ended June 30, 2026, we issued 379,772 shares of common stock pursuant to the ATM program, sales agreement for net proceeds of $1,876,000 and 131,569 shares of common stock pursuant to the 2026 ESPP for the net proceeds of $621,000.

During the six months ended June 30, 2025, we issued 211,474 shares of common stock pursuant to the ATM program for net proceeds of $2,735,000.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations

We did not engage in commercial operations in 2026 or 2025. Our operations have been devoted to developing our Li AquaRefining battery recycling technology. During the six months ended June 30, 2026, we focused on the continued operation of the pilot facility and advancing the underlying processes that support our recycling capabilities. We did not earn any revenue during the three and six months ended June 30, 2026 and 2025. The following table summarizes our results of operations with respect to the items set forth below for the three and six months ended June 30, 2026 and 2025 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2026	2025	(Unfavorable)	Change	2026	2025	(Unfavorable)	Change

Plant operations	$564	$776	$212	(27.3)%	$1,065	$1,501	$436	(29.0)%
Research and development cost	248	295	47	(15.9)%	530	631	101	(16.0)%
Impairment and loss on disposal of property, plant and equipment	—	3,765	3,765	(100.0)%	—	9,012	9,012	(100.0)%
Provision for credit losses	2,059	—	(2,059)	100.0%	2,496	—	(2,496)	100.0%
General and administrative expense	1,723	2,195	472	(21.5)%	4,643	4,571	(72)	1.6%
Total operating expense	$4,594	$7,031	$2,437	(34.7)%	$8,734	$15,715	$6,981	(44.4)%

Plant operations include materials, supplies related costs, salaries and benefits, consulting, outside services costs, inventory adjustments, depreciation, amortization, insurance, travel and overhead costs. Plant operations decreased approximately $212,000, or 27.3%, and $436,000, or 29.0% for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. The decrease in plant operations for the three months ended June 30, 2026 was primarily due to $122,000 reduction in insurance-related expenses. In addition, payroll and related costs decreased by approximately $56,000 while supplies, materials, inventory adjustments and other overhead expenses decreased by $34,000. The decrease in plant operations for six months ended June 30, 2026 was primarily due to a $244,000 reduction in insurance-related expenses and a decrease of approximately $221,000 in payroll and related costs, primarily resulting from continued workforce reductions implemented during the first quarter of 2025, as well as the reallocation of personnel and resources to general and administrative activities related to identifying and securing a site for the Company’s planned lithium-ion battery recycling campus. In addition, supplies, materials, inventory adjustments, and other overhead expenses decreased by approximately $76,000. These decreases were partially offset by an increase of approximately $105,000 in professional fees.

Research and development cost includes expenditures related to the continued enhancement of the AquaRefining technology and the development of our lithium-ion battery recycling process. For the three months ended June 30, 2026, research and development expenses decreased $47,000, or approximately 15.9%, compared to the three months ended June 30, 2025. This decrease was primarily due to lower payroll and related costs of approximately $38,000 and a decrease in supplies, materials, and other overhead expenses of approximately $9,000. For the six months ended June 30, 2026, research and development expenses decreased $101,000, or 16%, compared to the six months ended June 30, 2025. This decrease was primarily due to lower payroll and related costs of approximately $94,000, and a decrease in supplies, materials, and other overhead expenses of approximately $7,000.

For the three and six months ended June 30, 2025, the Company recognized a non-cash impairment and loss on disposal of property, plant and equipment of $3,765,000 and $9,012,000, respectively, in connection with the sale of the facility located at TRIC and related equipment.

For the three and six months ended June 30, 2026, the Company recognized a non-cash provisions for credit losses of $2,059,000 and $2,496,000, respectively, related to the Lion Energy participation interest, including accrued interest. The provisions reflect management’s estimate of expected credit losses under ASC 326 based on a probability-weighted analysis of potential recovery scenarios.

General and administrative expense decreased $472,000, or approximately 21.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily attributable to a reduction of approximately $498,000 in professional fees and a decrease of approximately $87,000 in other overhead expense. These decreases were offset by an increase of $113,000 in payroll and related costs, primarily resulting from the reallocation of personnel and resources to general and administrative activities related to identifying and securing a site for the Company’s planned lithium-ion battery recycling campus. For the six months ended June 30, 2026, general and administrative expense increased by $72,000, or 1.6%, compared to the six months ended June 30, 2025. The increase was primarily due to $127,000 increase in professional fees, $62,000 increase in payroll and related costs, and $40,000 in travel expenses offset by $157,000 in other overhead expenses. The $127,000 increase in professional fees for the six month period reflects an increase of approximately $625,000 during the first quarter of 2026 compared with the first quarter of 2025, partially offset by the $498,000 decrease during the second quarter of 2026. The first quarter increase was primarily attributable to professional fees related to due diligence and other professional services related to the contemplated acquisition of Lion Energy.

The following table summarizes our other income and interest expense for the three and six months ended June 30, 2026 and 2025 together with the dollar and percentage changes in those items (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable	%			Favorable	%
	2026	2025	(Unfavorable)	Change	2026	2025	(Unfavorable)	Change

Interest expense	$(6)	$(245)	$239	(97.6)%	$(14)	$(647)	$633	(97.8)%
Loss on extinguishment of debt	—	(825)	825	(100.0)%	—	(825)	825	(100.0)%
Interest and other income	51	497	(446)	(89.7)%	201	777	(576)	(74.1)%
Change in fair value of warrant liability	69	836	(767)	(91.7)%	115	1,327	(1,212)	(91.3)%
Total other income, net	$114	$263	$(149)	(56.7)%	$302	$632	$(330)	(52.2)%

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Interest expense decreased approximately $239,000, or 97.6%, and $633,000, or 97.8%, for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The decrease in interest expense is due to the decrease in the notes payable outstanding balance.

On May 5, 2025, the Company repaid its $1,500,000 bridge loan prior to its December 31, 2025 maturity date. Under the terms of the bridge loan, the Company was required to pay a guaranteed interest amount of $300,000 regardless of early repayment. For the six months ended June 30, 2025, the Company recognized $435,000 in interest expense (including amortization of issuance costs), and recorded a $825,000 loss on extinguishment of debt related to the write-off of unamortized financing costs and the remaining unaccrued portion of the guaranteed interest.

We recognized approximately $51,000 and $201,000 in interest and other income during the three and six months ended June 30, 2026, a decrease of $446,000 and $576,000 compared to the three and six months ended June 30, 2025. The decrease was primarily driven by the approval of a payroll tax employee retention credit during the six months ended June 30, 2025.

For the three and six months ended June 30, 2026, the Company recognized a $69,000 and $115,000 change in the fair value of its warrant liability, primarily due to the remeasurement of warrants issued in December 2024.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of approximately $4,744,000, current liabilities of $2,828,000 and working capital of approximately $4,047,000. The Company has not generated revenues from commercial operations and expects to continue incurring losses for the foreseeable future. In order to satisfy our capital requirements, the Company will need to improve its liquidity position through equity or debt financings and/or reductions in operating costs, in order to satisfy its liquidity needs. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business.

Management believes that the Company's capital resources remain insufficient to sustain operations through at least the next twelve months from the date of this filing. Additionally, in view of the Company’s expectation to incur significant losses and continue utilizing cash in operations for the foreseeable future, the Company will be required to raise additional capital resources in order to fund its operations, although the availability of, and the Company’s access to such resources, cannot be assured. Accordingly, management believes that there is substantial doubt regarding the Company’s ability to continue operating as a going concern through the next twelve months from the date of this filing.

Looking ahead, Aqua Metals intends to continue pilot operations, advance site selection and permitting for its first commercial AquaRefining facility and pursue additional strategic partnerships to support commercialization.

The following table summarizes our cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(6,474)	$(5,299)
Net cash provided by (used in) investing activities	$(2,000)	$4,936
Net cash provided by (used in) financing activities	$2,408	$(1,783)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2026 and six months ended June 30, 2025 was $6,474,000 and $5,299,000, respectively. Net cash used in operating activities during each of these periods consisted primarily of our net loss adjusted for non-cash items such as depreciation, amortization, amortization of deferred financing costs, provision for credit losses, stock-based compensation, impairment and loss on disposal of property, plant and equipment, as well as net changes in working capital. During the six months ended June 30, 2026, the Company recognized a non-cash provision for credit losses of $2,496,000 related to the Lion Energy participation interest. During the six months ended June 30, 2025, we recognized approximately $9,012,000 non-cash impairment expense related to the construction-in-progress for the facility located at TRIC.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2026 was $2,000,000 and consisted mainly of cash advanced to acquire a subordinated participation interest in Lion Energy’s senior secured credit facility. Net cash provided by investing activities for the six months ended June 30, 2025 was $4,936,000 and consisted mainly of $4,347,000 cash received from the sale of the building and equipment, $1,141,000 from equipment deposits, the payment of our $100,000 related to our note receivable, offset by cash utilized towards equipment deposits of $231,000 and purchases of fixed assets of $421,000.

Net cash provided by financing activities

Net cash provided by financing activities was $2,408,000 for the six months ended June 30, 2026, consisting of $1,876,000 in net proceeds from the sale of Aqua Metals shares pursuant to the ATM program, and $621,000 of net proceeds from the sale of Aqua Metals shares pursuant to the 2026 ESPP, offset by $78,000 related to tax withholdings to cover RSU vesting and $11,000 principal payments on finance leases. Net cash used in financing activities was $1,783,000 for the six months ended June 30, 2025, consisting of $2,735,000 in net proceeds from the sale of Aqua Metals shares pursuant to the ATM program, and $69,000 of net proceeds from the sale of Aqua Metals shares pursuant to the ELOC with Lincoln Park Capital Fund, LLC, offset by $66,000 related to tax withholdings to cover RSU vesting and $4,500,000 principal payments on notes payable.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Critical Accounting Estimates

Allowance for Credit Losses on Lion Energy Exposure

The Company’s estimate of expected credit losses on its $4,160,000 exposure to Lion Energy requires significant management judgment due to the borrower-specific nature of the exposure, the Company’s subordinated position relative to the senior secured lender, limited access to certain current financial, operating, and collateral information, and uncertainty regarding future recovery outcomes. As described in Note 3 to the condensed consolidated financial statements, management identified changes in facts and circumstances during the six months ended June 30, 2026.

Management estimated the allowance using a probability-weighted analysis that considered full, partial, and no-recovery scenarios. The most sensitive assumptions include the probabilities assigned to the recovery scenarios and the estimated recovery for each outcome. Based on the latest reliable information available as of June 30, 2026, management estimated probability-weighted recovery rate of approximately 40% and recorded an allowance for credit losses of approximately $2,496,000.

The estimate remains highly subjective and subject to substantial uncertainty. Actual recoveries and realized credit losses could differ materially from the recorded allowance based on collateral realization, recovery costs, market conditions, the availability and enforceability of credit support, and other developments affecting the Company’s recovery. Changes in any of these assumptions or factors could result in a material adjustment to the allowance for credit losses in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of June 30, 2026, we had cash and cash equivalents of approximately $4,744,000, current liabilities of $2,828,000 and working capital of $4,047,000. As of the date of this report, we believe that we will require additional capital in order to fund our current level of ongoing costs and our proposed business plan over the next 12 months as we move forward with our business strategy. We intend to acquire the necessary capital through debt financing, sale of assets or through the sale of equity. Funding that includes the sale of our equity may be dilutive. If such funding is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

The report of our independent registered public accounting firm for the year ended December 31, 2025 states that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Our allowance for credit losses related to our Lion Energy exposure may not be adequate to cover actual credit losses, which could adversely affect our financial condition and results of operations. As of June 30, 2026, we had approximately $4,160,000 of gross amortized-cost exposure related to Lion Energy through a subordinated participation interest, including accrued interest. During the second quarter of 2026, the senior loan position and participation-related rights and obligations were assigned to an entity that we believe is affiliated with an owner of Lion Energy. Following the assignment, our access to certain current financial, operating, and collateral information concerning Lion Energy was significantly reduced. Consequently, our estimate of expected credit losses is based on the latest reliable information available to us.

In accordance with U.S. GAAP, we maintain an allowance for expected credit losses under the CECL model. As of June 30, 2026, we recorded an allowance for credit losses of approximately $2,496,000 related to the Lion Energy exposure. The estimate requires significant management judgment, including judgments regarding the probabilities and estimated recoveries associated with potential full, partial, and no-recovery outcomes.

Actual credit losses could exceed the recorded allowance due to changes in collateral values, recovery costs, market and operating conditions, the availability and enforceability of credit support, the senior lender’s priority claim, the outcome of commercial or legal recovery efforts, the unavailability of additional information regarding Lion Energy's financial condition and operations, and other circumstances beyond management’s control. If actual recoveries are lower than estimated, we may be required to record additional material provisions for credit losses in future periods, which could materially adversely affect our financial condition, results of operations, and liquidity.

Item 5	Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.1	First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 9, 2015.
3.2	Third Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 21, 2022.
3.3	Certificate of Amendment to First Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 25, 2015.
3.4	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019
3.5	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on July 21, 2022
3.6	Certificate of Amendment to the First Amended and Restated Certificate of Incorporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2025
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith
101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

AQUA METALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AQUA METALS, INC.

Date:	July 30, 2026	By:	/s/ Stephen Cotton
Stephen Cotton,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 30, 2026	By:	/s/ Eric West
Eric West,
Chief Financial Officer
(Principal Financial Officer)